Form 10-Q
period 2000-09-30
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2000-11-13
CIK 1114200

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              SEPTEMBER 30, 2000
                               -------------------------------------------------

                                       or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------



Commission File Number:                          30733
                      ----------------------------------------------------------


                  AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    41-1978822
  ---------------------------------        -------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

      10700 BREN ROAD WEST, MINNETONKA, MN                     55343
--------------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)


                                 (952) 933-4666
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      [ X ] Yes [ ] No

     As of November 1, 2000, there were 27,741,328 shares of the registrant's $.01 par value Common Stock outstanding.

                                      INDEX

Part I.           FINANCIAL  INFORMATION                                                   Page(s)
                                                                                          --------

      Item 1.     Financial Statements

                  Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
                  and December 31, 1999                                                    3 - 4

                  Consolidated Statements of Operations for the three and nine months
                  ended September 30, 2000 and 1999  (Unaudited)                               5

                  Consolidated Statements of Cash Flows for nine months ended
                  September 30, 2000 and 1999  (Unaudited)                                     6

                  Notes to Consolidated Financial Statements  (Unaudited)                   7 - 9

      Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                   10 - 18

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk                   18

Part II.          OTHER  INFORMATION


      Item 6.     Exhibits and Reports on Form 8-K.                                            19


SIGNATURES                                                                                     20

EXHIBIT INDEX                                                                                  21

PART  I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

ASSETS                                                                       SEPTEMBER 30,                     DECEMBER 31,
                                                                                 2000                              1999
                                                                          -------------------               -------------------
                                                                              (Unaudited)
Current assets:
   Cash and cash equivalents                                                         $12,108                            $6,940
   Accounts receivable, net                                                           22,299                            19,809
   Inventories                                                                        11,010                            11,045
   Deferred taxes                                                                      6,237                             6,336
   Other current assets                                                                1,551                             1,475
                                                                          -------------------               -------------------
      Total current assets                                                            53,205                            45,605
Property, plant and equipment, net                                                    25,267                            26,774
Intangibles, net                                                                     102,838                           101,951
Deferred income taxes                                                                 11,399                            12,533
Other assets                                                                             112                               427
                                                                          -------------------               -------------------

      Total assets                                                                  $192,821                          $187,290
                                                                          ===================               ===================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                                   $4,199                            $2,753
   Accrued compensation expenses                                                      12,310                            11,684
   Accrued warranty expense                                                            7,135                             7,385
   Deferred income tax liability                                                       7,375                             8,282
   Other accrued expenses                                                              7,322                             9,736
   Current portion of notes payable                                                    6,033                             6,000
                                                                          -------------------               -------------------
      Total current liabilities                                                       44,374                            45,840

Long-term notes payable                                                               39,967                            95,300
Minority interest                                                                        521                               521

Redeemable preferred stock:
   Series A convertible preferred stock, par value $.01 per
      share; authorized 32,116 shares; none issued for
      September 30, 2000;  issued and outstanding 27,749
      shares for December 31, 1999                                                         -                            30,523
   Series B convertible preferred stock, par value $.01 per
      share; authorized 4,050,000 shares; none issued for
      September 30, 2000; issued and outstanding 680,000
      shares for December 31, 1999                                                         -                             3,637

   Series C convertible preferred stock, par value $.01 per
      share; authorized 6,000,000 shares; none issued for
      September 30, 2000; issued and outstanding 3,370,000
      shares for December 31, 1999                                                         -                            18,235
   Series D convertible preferred stock, par value $.01 per
      share; authorized 4,800,000 shares; none issued for
      September 30, 2000; issued and outstanding 336,144
      shares for December 31, 1999                                                         -                             3,395
   Series E convertible preferred stock, par value $.01 per
      share; authorized 3,400,000 shares; none issued for
      September 30, 2000; issued and outstanding 1,163,856                                 -                            11,675
      shares for December 31, 1999

Stockholder's deficit:
   Preferred stock, $.01 par value, 5,000,000 shares
      authorized, none issued                                                              -                                 -
   Common stock, par value $.01 per share; authorized
      95,000,000 shares; issued and outstanding
      27,729,799 shares for September 30, 2000; none
      issued for December 31, 1999                                                       277                                 -
   Additional paid-in capital                                                        135,271                                 -
   Deferred compensation                                                              (1,113)                                -
   Accumulated other comprehensive loss                                               (1,382)                             (993)
   Accumulated deficit                                                               (25,094)                          (20,843)
                                                                          -------------------               -------------------
      Total shareholders' equity (deficit)                                           107,959                           (21,836)
                                                                          -------------------               -------------------

      Total liabilities and shareholders' equity                                    $192,821                          $187,290
                                                                          ===================               ===================


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                     AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                            SEPTEMBER 30,
                                                      -------------------------------------    -------------------------------------
                                                            2000                1999                 2000                1999
                                                      -----------------   -----------------    -----------------   -----------------
Net sales                                                      $23,539             $19,536              $73,618             $59,770
Cost of sales                                                    4,911               4,497               16,426              25,606
                                                      -----------------   -----------------    -----------------   -----------------

      Gross profit                                              18,628              15,039               57,192              34,164
Operating expenses:
      Marketing and sales                                        9,059               7,621               28,942              22,013
      General and administrative                                 3,105               2,019                8,734               5,743
      Research and development                                   3,021               2,378                9,014               6,914
      Transition and reorganization expenses                         -                   -                1,000               3,000
      Amortization of intangibles                                2,234                 996                6,235               2,966
                                                      -----------------   -----------------    -----------------   -----------------

Total operating expenses                                        17,419              13,014               53,925              40,636
                                                      -----------------   -----------------    -----------------   -----------------

Operating income (loss)                                          1,209               2,025                3,267              (6,472)
Royalty and other income (expense)                                 801                 835                2,228               3,043
Interest income (expense), net                                  (1,823)             (1,690)              (5,904)             (5,048)
                                                      -----------------   -----------------    -----------------   -----------------

Income (loss) before income taxes                                  187               1,170                 (409)             (8,477)
Income tax benefit (expense)                                      (535)               (471)                (495)              3,397
                                                      -----------------   -----------------    -----------------   -----------------

Net income (loss)                                                ($348)               $699                ($904)            ($5,080)
                                                      =================   =================    =================   =================

Net income (loss) per share                                     ($0.02)                                  ($0.06)
                                                      =================   =================    =================   =================

Weighted average common shares outstanding                  14,056,493                   -           14,056,493                   -


                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                    AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands, except share data)
                                   (UNAUDITED)

                                                                                            FOR THE NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                       ------------------------------------
                                                                                            2000                   1999
                                                                                       ----------------    ----------------

Cash flows from operating activities:
      Net income (loss)                                                                          ($904)            ($5,080)
      Adjustments to reconcile net loss to net cash provided by
      operating activities:
          Depreciation                                                                           2,817               1,880
          Amortization of intangibles, including deferred financing costs                        6,358               2,966
          Noncash pension charge                                                                 1,295               1,569
          Noncash deferred compensation                                                            318                   -
          Change in net deferred taxes                                                             726              (1,665)
          Changes in operating assets and liabilities:
               Accounts receivable                                                              (1,836)             (3,789)
               Receivable from former affiliate                                                      -               6,757
               Inventories                                                                         (98)             10,337
               Accounts payable                                                                  1,480              (2,031)
               Accrued expenses                                                                 (3,733)             (1,086)
               Other assets                                                                        239                 181
                                                                                       ----------------    ----------------
                   Net cash provided by operating activities                                     6,662              10,039
                                                                                       ----------------    ----------------

Cash flows from investing activities:
      Purchase of property, plant and equipment                                                 (1,310)             (4,597)
      Purchase of businesses, net of cash acquired                                              (4,111)             (5,460)
      Purchase of other intangibles                                                             (3,135)                  -
                                                                                       ----------------    ----------------
          Net cash used in investing activities                                                 (8,556)            (10,057)
                                                                                       ----------------    ----------------

Cash flows from financing activities:
      Sale of preferred stock                                                                        -               2,000
      Issuance of common stock                                                                  63,306                   -
      Borrowings on long-term debt                                                               4,700               2,500
      Payments on long-term debt                                                               (60,000)                  -
                                                                                       ----------------    ----------------
          Net cash provided by financing activities                                              8,006               4,500
                                                                                       ----------------    ----------------

Effect of exchange rates                                                                          (944)               (246)
                                                                                       ----------------    ----------------

Net increase in cash and cash equivalents                                                        5,168               4,236

Cash and cash equivalents at beginning of period                                                 6,940               2,808
                                                                                       ----------------    ----------------

Cash and cash equivalents at end of period                                                     $12,108              $7,044
                                                                                       ================    ================


                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                     AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                             ----------------------


1.   BASIS OF PRESENTATION

The consolidated financial statements included in this Form 10-Q have been prepared by American Medical Systems Holdings, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Final Prospectus dated August 10, 2000 as filed with the SEC.

The consolidated interim financial statements presented herein as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.   ORGANIZATION

We founded our business in 1972. Pfizer Inc. acquired our business in 1985. In September 1998, a group of investors led by Warburg, Pincus Equity Partners, L.P., financed the purchase of our assets from Pfizer. We formed American Medical Systems Holdings, Inc., our current holding company, in April 2000. The Company designs, develops, manufactures and markets specialty medical devices for patients suffering from incontinence, erectile dysfunction, and prostate disease.

The consolidated financial statements include the accounts of American Medical Systems Holdings, Inc. and its wholly-owned subsidiary, American Medical Systems, Inc. after elimination of all significant intercompany transactions and accounts.

3.   INVENTORIES

Inventories consist of the following (in thousands):

                                 September 30,                December 31,
                                      2000                        1999
                               ----------------             ----------------
                                  (Unaudited)

        Raw materials               $3,616                       $2,940
        Work-in-process              2,767                        1,843
        Finished goods               4,627                        6,262
                               ----------------             ----------------

                                   $11,010                      $11,045
                               ================             ================

4.   INDUSTRY SEGMENT INFORMATION

Since its inception, the Company has operated in the single industry segment of developing, manufacturing and marketing medical devices.

The Company distributes its products through its direct sales force and independent sales representatives in the United States, Canada, and most of Europe. Additionally, the Company distributes its products through foreign independent distributors, primarily in Europe and Asia, who then market the products directly to medical institutions. No one customer or distributor accounted for 10% or more of the Company's net sales for the three or nine months ended September 30, 2000 or 1999.

Total export sales from the U.S. to unaffiliated entities (primarily to Europe and payable in U.S. dollars) were $1,043,000 and $3,750,000 for the three and nine month periods ended September 30, 2000, respectively, compared to $1,119,000 and $3,883,000 for the three and nine month periods ended September 30, 1999, respectively. Foreign subsidiary sales are predominantly from customers in Western Europe. Substantially all of the Company's foreign subsidiary assets are located in Western Europe.

At September 30, 2000 and December 31, 1999, consolidated accounts receivable included $7,021,000 and $6,253,000, respectively, due from customers located outside of the United States.

5.   COMPREHENSIVE INCOME

Comprehensive income for the Company includes net income, foreign currency translation which is charged or credited to the cumulative translation account within shareholders' equity, and compensatory stock options which is charged or amortized to the deferred compensation account within shareholders' equity. Comprehensive income for the three and nine months ended September 30, 2000 and 1999 and the year ended December 31, 1999, was as follows:

                                    Three Months Ended                  Nine Months Ended,              Year Ended
                                        September 30,                      September 30,                December 31,
                                    2000              1999             2000             1999                1999
                               ---------------    -------------    -------------    --------------    -----------------
Net income (loss)                      ($348)             $699           ($904)          ($5,080)             ($9,849)

Deferred compensation                     78                 0          (1,113)                0                    0

Changes in cumulative
  Translation                           (352)            (120)            (389)             (260)                (548)
                               ---------------    -------------    -------------    --------------    -----------------

Comprehensive income
  (loss)                               ($622)             $579         ($2,406)          ($5,340)            ($10,397)
                               ===============    =============    =============    ==============    =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the results of operations and financial condition for the three and nine month periods ended September 30, 2000 compared with the three and nine month periods ended September 30, 1999 and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

OVERVIEW

We founded our business in 1972. Pfizer Inc. acquired our business in 1985. In September 1998, a group of investors led by Warburg, Pincus Equity Partners, L.P., financed the purchase of our assets from Pfizer. We formed American Medical Systems Holdings, Inc., our current holding company, in April 2000

We manufacture and market a broad and well-established line of medical devices for patients suffering from incontinence, erectile dysfunction and prostate disease. We are focused on expanding our product offering and adding less-invasive medical devices for urological disorders through product development and acquisitions.

In 1999, we expanded our commitment to the incontinence and prostate disease markets with the acquisition of several technologies, most notably technologies related to incontinence from Influence, Inc. These acquisitions have enabled us to diversify our product portfolio and offer a sling product for incontinence, one of the fastest growing surgical procedures for the treatment of incontinence.

We have incurred substantial losses since the September 1998 acquisition from Pfizer. These losses resulted primarily from non-recurring costs related to the acquisition from Pfizer, including non-recurring charges to cost of sales related to acquired inventories. We incurred additional losses in 1999 related to the acquisition of Influence, Inc. and other technologies for incontinence. These losses resulted primarily from non-recurring charges to operating costs for in-process research and development. Without these non-recurring charges, we would have been profitable during 1998 and 1999.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

NET SALES

Net sales increased $4.0 million, or 20.5% from $19.5 million in the three-month period ended September 30, 1999, to $23.5 million in the three-month period ended September 30, 2000. The sales increase is primarily attributable to an increase in incontinence sales.

Incontinence sales increased $4.0 million, or 67.7%, from $6.0 million in the three-month period ended September 30, 1999, to $10.0 million in the three-month period ended September 30, 2000. Of this increase, $3.7 million, or 91.9%, was due to sling product sales from the acquisition of Influence in December 1999. Sales of erectile dysfunction products were up slightly in the three-month period ended September 30, 2000, compared to the same period in 1999. Erectile dysfunction unit sales increased 4.4% in the three-month period ended September 30, 2000, versus the same period in 1999.

Net U.S. sales increased $4.1 million, or 26.4 %, from $15.6 million in the three-month period ended September 30, 1999, to $19.7 million in the three-month period ended September 30, 2000. Of this increase, $3.6 million, or 86.9%, is attributable to sling product sales acquired from Influence and the balance of the increase was primarily due to the growth in erectile dysfunction and other incontinence products. Foreign net sales decreased $0.1 million, or 3.0%, from $3.9 million in the three-month period ended September 30, 1999, to $3.8 million in the three-month period ended September 30, 2000. This revenue decrease was across all product lines and was heavily influenced by negative currency translation costs of approximately $0.3 million, compared to the same period in 1999.

COST OF SALES

Cost of sales as a percentage of net sales decreased from 23.0% in the three-month period ended September 30, 1999, to 20.9% in the three-month period ended September 30, 2000. This decrease in cost of sales is attributable to a combination of manufacturing efficiencies led by reduced scrap and lower warranty costs.

MARKETING AND SALES

Marketing and sales costs increased $1.5 million, or 18.9%, from $7.6 million in the three-month period ended September 30, 1999, to $9.1 million for the three-month period ended September 30, 2000. Approximately $1.1 million of this increase was attributable to marketing and the sales force that focuses on the sling product sales acquired from Influence in December 1999. As a percentage of sales, marketing and sales costs decreased from 39.0% in the three-month period ended September 30, 1999, to 38.5% in the three-month period ended September 30, 2000.

GENERAL AND ADMINISTRATIVE

General and administrative costs increased $1.1 million, or 53.8%, from $2.0 million in the three-month period ended September 30, 1999, to $3.1 million for the three-month period ended September 30, 2000. This increase in costs is attributable to infrastructure expansion to support the Influence acquisition.

RESEARCH AND DEVELOPMENT

Research and development costs increased $0.6 million, or 27.0%, from $2.4 million in the three-month period ended September 30, 1999, to $3.0 million for the three-month period ended September 30, 2000. This increased spending supports our strategic emphasis on internal new product development. We also added a number of research and development personnel through our acquisition of Influence.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles increased $1.2 million, or 124.3%, from $1.0 million in the three-month period ended September 30, 1999, to $2.2 million for the three-month period ended September 30, 2000. Amortization related to the Influence acquisition added $1.0 million to costs in 2000 versus the same period in 1999.

INTEREST EXPENSE

Interest expense increased $0.1 million, or 7.9%, from $1.7 million in the three-month period ended September 30, 1999, to $1.8 million in the three-month period ended September 30, 2000. The increase was due to higher interest rates in 1999 that were partially offset by reduced borrowing levels in the last half of the three-month period ended September 30, 2000.

INCOME TAX EXPENSE

Income tax expense increased $0.1 million for the three-month period ended September 30, 2000, compared to the same period in 1999. Effective tax rate comparisons between the three-month period ended September 30, 1999 and 2000 are not meaningful as permanent non-tax deductible expenses exceed pretax income in 2000.

NET INCOME

Net loss for the three-month period ended September 30, 2000, was $0.3 million or $.02 per share, versus net income of $0.7 million during the same period in 1999. Earnings before interest, taxes, and amortization (EBITA) was $4.2 million in 2000 versus $3.9 million in the 1999 period.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

NET SALES

Net sales increased $13.8 million, or 23.2%, from $59.8 million in the nine-month period ended September 30, 1999, to $73.6 million in the nine-month period ended September 30, 2000. Of this increase, 80.5% was attributable to incontinence product sales. Incontinence sales related to sling products acquired as part of the Influence acquisition in December 1999, amounted to $10.4 million, or 75.4%, of our nine-month sales increase in 2000 over 1999. Erectile dysfunction sales increased 10.9% mostly due to an increase in units sold.

Increased sales of our incontinence and erectile dysfunction products were offset by a decline in sales in our prostate products. Sales of our UroLume stents decreased $0.8 million in the first nine months of 2000 compared to the first nine months of 1999 due to a recall. This problem was corrected in the first quarter of 2000 and sales of this product have been returning to pre-recall levels since March 2000.

Net sales in the United States increased $14.2 million, or 31.2 %, from $45.7 million in the nine-month period ended September 30, 1999, to $59.9 million in the nine-month period ended September 30, 2000. Of this increase, $10.0 million, or 70.0%, is attributable to sling product sales acquired from Influence and the balance of the increase was due to the growth in sales from erectile dysfunction and other incontinence products.

Foreign net sales decreased $0.4 million, or 2.7%, from $14.1 million in the nine-month period ended September 30, 1999, to $13.7 million in the nine-month period ended September 30, 2000. Greater sales of erectile dysfunction products were more than offset by decreased sales of incontinence and prostate products. The net decrease in sales revenue was heavily influenced by negative currency translation costs of approximately $1.1 million, compared to the same period in 1999.

COST OF SALES

Cost of sales as a percentage of net sales decreased from 42.8% in the nine-month period ended September 30, 1999, to 22.3% in the nine-month period ended September 30, 2000. Our cost of sales in the first nine months of 1999 were negatively impacted because our inventories were recorded at fair market value at the date of our acquisition from Pfizer. Some of this inventory was sold during the first three months of 1999 resulting in an $11.6 million charge to cost of sales. Excluding this charge, cost of sales as a percentage of net sales was 23.4%.

MARKETING AND SALES

Marketing and sales costs increased $6.9 million, or 31.5%, from $22.0 million in the nine-month period ended September 30, 1999, to $28.9 million for the nine-month period ended September 30, 2000. Approximately $3.8 million of this increase was attributable to marketing and the sales force that focuses on the sling product sales acquired from Influence in December 1999. As a percentage of sales, marketing and sales costs increased from 36.8% in the nine-month period ended September 30, 1999, to 39.3% in the nine-month period ended September 30, 2000. This increase is due to sling product sales and marketing costs being higher as a percentage of sales than our ratios prior to the Influence acquisition.

GENERAL AND ADMINISTRATIVE

General and administrative costs increased $3.0 million, or 52.1%, from $5.7 million in the nine-month period ended September 30, 1999, to $8.7 million for the nine-month period ended September 30, 2000. This increase in costs is partly attributable to accounting, information technology, and general management functions necessary to support the operations acquired from Influence.

RESEARCH AND DEVELOPMENT

Research and development costs increased $2.1 million, or 30.4%, from $6.9 million in the nine-month period ended September 30, 1999, to $9.0 million for the nine-month period ended September 30, 2000. This increased spending supports our strategic emphasis on internal new product development as described in the following paragraphs and later in a section titled "Acquired In-Process Research and Development Projects." We also added a number of research and development personnel through our acquisition of Influence.

In mid-2000, we launched the InVance male sling system, a novel approach to treating stress urinary incontinence. Sling procedures are rapidly gaining acceptance as a more effective treatment for this type of incontinence. The InVance sling is implanted in a minimally invasive procedure in a hospital outpatient setting, and offers immediate relief and minimal recovery time. The product has been well received but a limited supply of sling material has constrained sales of the device. We are negotiating with suppliers to improve the availability of materials.

We plan to introduce a next-generation sling procedure for female patients suffering from stress urinary incontinence. This less-invasive surgery can be completed in less than an hour on a hospital outpatient basis. The Staple-Tac, a product used in the sling procedure, is in development and scheduled for an early 2001 market launch.

In the erectile dysfunction area, we have developed an antimicrobial-treated penile prosthesis, an enhancement of its market-leading product. In August, we submitted a PMA supplement to the FDA requesting approval in the U.S. The Canadian regulatory agency, Health Canada Therapeutic Products Programme, recently approved the Company's antimicrobial treated penile prosthesis, and the first implants in that country are scheduled for the fourth quarter of this year.

We have received CE Mark approval for ProstaJect, a new technology for the treatment of benign prostatic hyperplasia (BPH) (enlarged prostate disease). The ProstaJect device ablates tissue in the prostate using dehydrated alcohol. We have initiated European marketing trials and are targeting a mid-year 2001 launch in many markets outside of the U.S. In the U.S., we plan to submit an Investigational New Drug (IND) application to the FDA in the fourth quarter of 2000.

TRANSITION AND REORGANIZATION

In the first six months of 1999, we completed an assessment of senior management personnel needs and also completed a strategic review of our research and development function. We accrued $3.0 million of transition and reorganization expenses as a result of this review. These costs primarily related to employee termination benefits and executive search fees. In the first six months of 2000, we completed another assessment of management personnel needs. We accrued $1.0 million of transition and reorganization expenses as a result of this review. These costs are primarily related to employee termination benefits.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles increased $3.2 million, or 110.2%, from $3.0 million in the nine-month period ended September 30, 1999, to $6.2 million for the nine-month period ended September 30, 2000. Amortization related to the Influence acquisition added $3.0 million to costs in 2000 versus the same period in 1999.

ROYALTY AND OTHER INCOME (EXPENSE)

Royalty and other income decreased $0.8 million, or 26.8%, for the nine-month period ended September 30, 2000, compared to the same period in 1999. During 1999, we benefited from a one-time $0.5 million contractual research and development project reimbursement.

INTEREST EXPENSE

Interest expense increased $0.9 million, or 17.0%, from $5.0 million in the nine-month period ended September 30, 1999, to $5.9 million in the nine-month period ended September 30, 2000. This increase is attributable to a combination of higher borrowing levels and interest rates in 2000 versus 1999.

INCOME TAX EXPENSE

Income tax expense increased $3.9 million for the nine-month period ended September 30, 2000, compared to the same period in 1999. Effective tax rate comparisons between the nine-month period ended September 30, 1999 and 2000 are not meaningful as permanent non-tax deductible expenses exceed pretax income in 2000.

NET INCOME

Net loss for the nine-month period ended September 30, 2000, was $0.9 million or $.06 per share, versus a net loss of $5.1 million during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $12.1 million as of September 30, 2000, as compared to $6.9 million as of December 31, 1999.

CASH PROVIDED FROM AND USED IN OPERATIONS

In the first nine months of 2000, our operations provided $6.7 million of cash as compared to $10.0 million of cash provided from operations in the first nine months of 1999. Non-cash operating expenses increased $4.4 million in the nine-month period ended September 30, 2000, compared to the same period in 1999. Most of this increase is attributable to additional intangible amortization related to the Influence acquisition in December 1999. During 1999, our operating activities were significantly impacted by the $11.6 million non-cash charge related to the acquisition write-up of inventories and the collection of $6.8 million of receivables from former affiliates.

CASH USED IN INVESTING ACTIVITIES

In the first nine months of 2000, we completed implementation of new software systems. We invested $1.3 million in property and equipment during the period primarily related to this project. We paid $4.1 million in contingent purchase price payments related to Influence. We paid $1.0 million on a second installment related to a patent purchase. We also paid $1.6 million in up-front financing fees on our senior credit facility.

CASH PROVIDED FROM FINANCING ACTIVITIES

In April 2000, we established a new credit facility. The new facility consists of a $65.0 million term note, a $35.0 million guaranteed note, and a $15.0 million guaranteed revolving line of credit. In August 2000, we received $63.3 million in net proceeds from our Initial Public Offering of common stock and exercise of stock options. We used these proceeds to pay $35.0 million outstanding under the guaranteed note and approximately $6.0 million under the guaranteed revolving line of credit. At June 30, 2000 and September 30, 2000, we also made quarterly principal payments aggregating $4.0 million under a term note. On September 30, 2000, we also prepaid $15.0 million under the term note reducing required quarterly principal payments. The term note now requires quarterly principal payments of $1.5 million through March 2002, $1.9 million from June 2002 through March 2003, $2.3 million from June 2003 through March 2004, and $2.5 million from June 2004 through March 2006. We continue to maintain the $15.0 million revolving line of credit which is guaranteed by our principal shareholder. We are working with our lending group to remove this guarantee, but have no certainty if or when this will happen.

CASH COMMITMENTS

Our acquisition of Influence obligates us to make contingent purchase price payments of up to $10.0 million if various milestones related to transitional and integration activities are completed by various dates ending on December 17, 2002. To date, we have made approximately $4.1 million of these contingent payments. In addition, we are required to make contingent purchase price payments of up to approximately $10 million depending on the outcome of our litigation with Boston Scientific Corporation. We believe that our current cash balances together with our funds available under our senior credit facility will be sufficient to finance our current operations and planned capital expenditure requirements for at least the next twelve months.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT PROJECTS

In connection with our acquisitions during 1999, we conducted a valuation of the intangible assets acquired. Based on this valuation, we assigned $7.4 million to purchased in-process research and development, or IPR&D. A brief description of our acquired in-process research and development projects is set forth below:

INFLUENCE:  INVANCE

The InVance, formerly Straight-In, is a male sling fixation system. For the IPR&D valuation, we estimated that the product was 80% complete, and we currently estimate that the product is 95% complete. An initial launch occurred in mid-2000. The second design iteration has been verified and high volume production tooling is scheduled to be completed in the fourth quarter of 2000. The product has FDA approval and we plan to fully introduce it to the market by the end of 2000.

INFLUENCE:  NEXT GENERATION SLING SYSTEMS

We have two next generation sling systems under development: No-Tac and Staple-Tac. The No-Tac does not require a metal implant in the pubic bone. For the IPR&D valuation, we estimated that this product was 60% complete, and we currently estimate that this product is 80% complete. As of the valuation date, we estimated costs to complete to be $0.3 million. We currently estimate the cost to complete to be $0.2 million. As of the valuation date, we estimated this product would be released late in 2000. We currently expect this product to be released in early 2001.

The Staple-Tac is a pull-in inserter that is sutureless. For the IPR&D valuation, we estimated that this product was 75% complete, and we currently estimate that this product is 95% complete. The product is currently being evaluated in a limited market release to ensure broad acceptance by urologists. We expect to complete this limited launch in the first quarter of 2001. The cost associated with the limited market release is approximately $0.1 million. The product has FDA approval and full launch is expected in the first or second quarter of 2001.

INFLUENCE:  FLAST

The Flast is a device used to harvest human tissue for a sling procedure, and it is in the late prototype stage. For the IPR&D valuation, we estimated that this product was 75% complete. Our percent completion estimate has not changed since that time. Our assessment of the economic viability has caused us to postpone the release of this product. An increase in usage of synthetic material for slings and better supply of dermis has reduced the demand for this product.

INFLUENCE:  NEXTUS

NexTus is a soft tissue-anchoring device. For the IPR&D valuation, we estimated that this product was 80% complete. Our percent completion estimate has not changed since that time, although we believe that clinical costs will increase. We initially estimated that the cost to complete would be $0.1 million, and we currently estimate that this cost will be $0.3 million. We initially estimated that we would release this product in 2001, pending regulatory approval. We are assessing the market potential for this product along with the clinical outcome. We plan to submit an IDE by the end of fourth quarter 2000, and pursue a variety of applications in close cooperation with a key opinion-leading surgeon.

INFLUENCE:  CLIP-IN

The Clip-In is a clip around the suture in place of a knot. For the IPR&D valuation, we estimated that this product was 75% complete. Our percent completion estimate has not changed since that time. We do not currently plan to release this product based on our assessment of economic viability.

UROSURGE:  NEXT GENERATION UROVIVE SYSTEM

The next generation UroVive system is a durable reversible microballoon system to treat stress urinary incontinence. It includes a microballoon, a delivery system, and a syringe filled with biocompatible hydrogel. At the IPR&D valuation date, we estimated that the microballoon was 60% complete and the delivery system was 40% complete. At the time of valuation, clinical trials were underway, and we estimated the cost of completion to be $0.5 million. The project has since been revised and development is expected to be completed during the first quarter of 2001. The FDA requirements for this product have significantly increased due to the acquired clinical data not being suitable for submission. We plan to launch this product in the first quarter of 2001 internationally. We have suspended U.S. clinicals and currently are not pursuing a U.S. launch. The company has assessed the recoverability of goodwill from this technology's future operations using cash flows of the acquired business as a measure. Under this approach, the carrying value of goodwill would be reduced if it becomes probable that the estimated expected undiscounted future cash flows of the related business are less than the carrying amount of goodwill over its remaining amortization period. Based upon this analysis, no impairment exists.

CERTAIN IMPORTANT FACTORS

Except for the historical information contained herein, the disclosures in this Form 10-Q are forward-looking statements made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include: continued use of non-invasive treatment alternatives; continued physician use and endorsement of the company's products; increased supply of sling material; increasing penetration of the penile implant market; successful introduction of new products and product improvements; actions related to reimbursement for the company's products and potential product recalls. These risks and other relevant risks are described in more detail in the Company's Final Prospectus, dated August 10, 2000, for its initial public offering of common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    Exhibits:

                The exhibits to this Quarterly Report on Form 10-Q are listed in the Exhibit Index beginning on page 21 of this Report.

         (b)    Reports on Form 8-K:

                No report of Form 8-K was filed by the Company during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AMERICAN MEDICAL SYSTEMS
                                          HOLDINGS, INC.


         November 13, 2000                By  /s/ Douglas W. Kohrs
-----------------------------------          -----------------------------------
               Date                          Douglas W. Kohrs
                                             Chief Executive Officer


         November 13, 2000                By  /s/ Gregory J. Melsen
-----------------------------------          -----------------------------------
               Date                          Gregory J. Melsen
                                             Vice President-Finance, and Chief
                                             Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

                     AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

                        EXHIBIT INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q
                    For the Quarter Ended September 30, 2000

Item No.                   Description                                       Method of Filing
3.1            Amended and Restated Certificate of Incorporation             Filed herewith electronically
3.2            Bylaws, as amended through August 10, 2000                    Filed herewith electronically
27.1           Financial Data Schedule                                       Filed herewith electronically
99.1           Audit Committee Charter                                       Filed herewith electronically