Form 10-K405
period 2000-12-31
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2001-03-27
CIK 1114200

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2000	Commission file number: 000-30733

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	13-4018241 (I.R.S. Employer Identification No.)

10700 Bren Road West
Minnetonka, MN 55343
(Address of principal executive offices)

Registrant’s telephone number:
(952) 933-4666

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of February 28, 2001, 27,814,527 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by The Nasdaq Stock Market), excluding outstanding shares beneficially owned by directors, executive officers and affiliates of AMS, was approximately $84,353,141.

      Part II of this Annual Report on Form 10-K incorporates by reference information (to the extent specific pages are referred to in this Report) from the Registrant’s Annual Report to Stockholders for the year ended December 31, 2000 (the “2000 Annual Report”). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the Registrant’s Proxy Statement for the Annual Meeting of the Stockholders to be held May 8, 2001 (the “2001 Proxy Statement”).

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2000

i

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements not of historical fact may be considered forward-looking statements. Written words such as “may,” “expect,” “believe,” “anticipate,” or “estimate,” or other variations of these or similar words, identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause such material differences are identified in this Annual Report on page 16 and in the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on pages 15 to 21 of our 2000 Annual Report to Stockholders, which is incorporated by reference into Part II, Item 7 of this Annual Report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

PART I

ITEM 1. BUSINESS

General Development of Business

We are the leading independent company focused solely on supplying medical devices to physicians specializing in the treatment of urological disorders. We currently manufacture and market a broad and well-established line of proprietary products directly to urologists, with our principal focus on the three major urological disorders: incontinence, erectile dysfunction and prostate disease.

We believe that our broad and diverse product offering is an important competitive advantage because it allows us to address the various preferences of doctors and patients, as well as the quality of life issues presented by urological disorders. We offer medical devices to treat the three major urological disorders:

•	Incontinence. We offer a broad line of products designed to treat men and women suffering from urinary and fecal incontinence. Our products include artificial sphincters, sling systems and bulking systems. Our incontinence products represented $42.4 million, or 42.3%, of our 2000 net sales.

•	Erectile Dysfunction. We are the leader in the surgical erectile dysfunction market, with more than 70% market share in penile prostheses in 2000. Our erectile dysfunction products include a full line of inflatable and malleable penile prostheses and a diagnostic system used to determine the causes of erectile dysfunction. Our erectile dysfunction products represented $51.3 million, or 51.2%, of our 2000 net sales.

•	Prostate Disease. We participate in the prostate disease market with our prostatic stents, resection loops and a minimally-invasive ethanol injection system which is under development for treatment of enlarged prostates, also referred to as Benign Prostatic Hyperplasia, or BPH. Our prostate disease products represented $6.6 million, or 6.5%, of our 2000 net sales.

Our product development and acquisition strategy has focused on expanding our product offering and on adding less-invasive medical devices for the treatment of incontinence, erectile dysfunction and prostate disease. In 1999, we expanded our commitment to the treatment of incontinence and prostate disease through the acquisitions of several leading-edge technologies, most notably technologies related to incontinence, from Influence, Inc. These acquisitions have enabled us to diversify our product portfolio and offer a sling product for incontinence, which we believe is one of the fastest growing surgical procedures for the treatment of incontinence.

As of March 2001, we have under development five new incontinence products, two new erectile dysfunction products and three new prostate disease products.

We founded our business in 1972. Pfizer Inc. acquired our business in 1985. In September 1998, a group of investors led by Warburg, Pincus Equity Partners, L.P., financed the purchase of our assets from Pfizer. We formed American Medical Systems Holdings, Inc., our current holding company, in April 2000. In this Annual Report on Form 10-K, references to “AMS,” “the company,” “we” and “our,” unless the context otherwise requires, refer to American Medical Systems Holdings, Inc. and its subsidiaries, including its wholly owned operating subsidiary, American Medical Systems, Inc. Our principal executive offices are located at 10700 Bren Road West, Minnetonka, Minnesota 55343, and our telephone number is (952) 933-4666. Our website is located at www.visitAMS.com. Our website is not intended to be part of this Annual Report of Form 10-K.

Financial Information About Segments

Since our inception, we have operated in the single industry segment of developing, manufacturing and marketing medical devices.

Seasonality

Our sales and operating results have varied and are expected to continue to vary significantly from quarter to quarter as a result of seasonal patterns. We believe our business is seasonal, with the third quarter of each year typically having the lowest sales and fourth quarter of each year typically having the highest sales. There can be no assurance that future seasonal fluctuations will not adversely affect our business and results of operations.

Our Incontinence Business

Overview

Our products are designed primarily for patients with stress and mixed incontinence. Stress and mixed incontinence account for approximately 72% of incontinence patients, or approximately 23 million people worldwide. Stress incontinence is the involuntary loss of urine caused by an increase in abdominal pressure during stress events such as coughing, sneezing, lifting or exercising. There are two main categories of stress incontinence: hypermobility which refers to extra movement of the urethra; and intrinsic sphincter dysfunction, or ISD, which refers to a poorly functioning sphincter muscle. Mixed incontinence is a combination of stress and urge incontinence. Urge incontinence is the involuntary loss of urine due to an overwhelming need to urinate and the inability to suppress it long enough to reach a toilet. We do not offer products to treat the urge component of mixed incontinence.

The majority of patients who suffer from incontinence have mild incontinence. These patients will typically attempt to manage their incontinence condition through the use of disposable adult diapers and pads, pelvic floor muscle strengthening or, for men, a catheter and a urinary drainage bag. These approaches only provide the patient a means to manage their incontinence. They do not permanently cure incontinence.

Patients with moderate to severe incontinence typically find management of their incontinence unacceptable and may be offered one of the following four procedures to cure their incontinence:

•	A bulking procedure, where a bulking product is implanted in the wall of the urethra at the bladder neck to bulk the sphincter and close the urethra;

•	A sling procedure, where a sling material acts as a back stop to the urethra to prevent leakage when there is a stress event;

•	A bladder neck suspension procedure, which lifts up vaginal or periurethral tissue and repositions the bladder to prevent urine leakage during a stress event; and

•	An artificial urinary sphincter procedure, where a saline-filled cuff is inserted around the urethra to gently squeeze the urethra closed to keep urine in the bladder.

We provide products that are used in all four of these procedures.

Our Incontinence Products

We offer a full line of incontinence products designed to meet a wide range of patient needs in the treatment of urinary and fecal incontinence for men and women. The following tables summarize our core incontinence products, products under development and services. For more information on the FDA regulatory approval process, see “Business — Government Regulation.”

Current Products	Description of Product	Regulatory Approval Status

In-Fast Female Sling System	Female sling fixation system	510(k) cleared CE mark certified

InVance Male Sling System	Male sling fixation system	510(k) cleared CE mark certified

Synthetic Sling Material	Synthetic material used in a sling procedure	510(k) cleared

AMS Sphincter 800 Urinary Prosthesis	Small, fluid-filled implant for urinary incontinence; only commercially available artificial urinary sphincter	510(k) cleared Premarket Approval Application (PMA) in process CE mark certified

Acticon Neosphincter	Small, fluid-filled implant for fecal incontinence	Humanitarian Device Exemption received PMA to be submitted CE mark certified

UroVive Microballoon System	A durable, reversible microballoon bulking system	International release only CE mark certified

Products Under Development	Description of Product	Regulatory Approval Status

TransFix Female Sling-Fixation System	Sutureless bone anchor sling procedure	510(k) cleared CE mark certified

Sacrocolpopexy	Product to correct vaginal vault prolapse	510(k) to be submitted

No-Tac	Sling fixation without anchors	510(k) to be submitted

Next Generation UroVive	A durable, reversible microballoon system	International release only

Synthetic Sling	An alternative to cadaveric tissue for sling procedures	510(k) cleared CE mark certification

Services	Description of Service	Regulatory Approval Status

Cadaveric Fascia Lata	Human fascia lata tissue used in a sling procedure	None currently required

Cadaveric Dermal Tissue	Human dermal tissue used in a sling procedure	510(k) will be submitted

We believe our In-Fast Sling System is one of the leading products for use in sling procedures in the United States. In the In-Fast sling procedure, two titanium bone screws are implanted into the pubic bone, one on each side of the urethra. Either human tissue or a synthetic sling material is then placed in the space between the urethra and the vagina. The sling material is attached to each screw and forms a hammock or “sling” beneath the urethra. The sling material below the urethra acts as a backstop during a stress event to close the urethra and prevent leakage. Until recently, a sling procedure required an invasive surgical procedure requiring hospitalization with associated discomfort, lengthy recovery and high expense. However, today, less-invasive systems, such as our In-Fast Sling System, are designed to facilitate a completely transvaginal approach, which enables the urologist to perform the sling procedure in approximately 30 minutes in the operating room. These less-invasive procedures, which can be performed on an outpatient basis with minimal post-operative pain and recovery time, are driving the growth of sling procedures. Surgeons using our sling system have reported that 95% of their patients are dry or improved five months after their procedure.

Our InVance Male Sling System is a novel, less-invasive approach to male incontinence that we recently introduced to the market. In this procedure, the physician implants six titanium bone screws in the pubic bone, three on each side of the urethra. Sling material is attached to the screws, and pulled tight, to form passive compression and support for the urethra. This procedure offers immediate relief of incontinence, is minimally invasive and can be performed in about one hour. It is generally performed on an outpatient basis and requires minimal recovery time.

Our AMS Sphincter 800 Urinary Prosthesis is the only commercially available artificial urinary sphincter. A study recently found that five years after implant, over 90% of the patients have a functioning device. The efficacy rate with the device ranges from 80% to 94% over a two to seven year period. An artificial urinary sphincter is an implantable device that mimics the function of the sphincter muscle making natural urinary control and urination possible. It is a miniature, hydraulic saline-filled device consisting of an inflatable cuff placed around the urethra, a pressure-regulating balloon placed abdominally and a control pump placed in the scrotum. The cuff is implanted around the urethra at the bladder neck in the female or around the bulbous urethra in the male, closing off the urethra. To urinate, the patient squeezes the pump to move fluid out of the cuff into the balloon, opening the urethra. The fluid then automatically returns from the balloon to the cuff, restoring continence.

Our Acticon Neosphincter Prosthesis is very similar to our AMS Sphincter 800 Urinary Prosthesis, but the cuff is placed around the anal canal to treat fecal incontinence.

Our UroVive Microballoon System is designed to treat urinary stress incontinence, particularly in those women with a weak or poorly functioning sphincter muscle. The UroVive Microballoon System is a minimally-invasive procedure that enables the urologist to place hydrogel-filled microballoons around the bladder neck to help close the urethra, restoring continence. This procedure is mostly used in females although it can also be used in men. Until recently, there was one dominant bulking agent commercially available in the United States. The effectiveness of that product is limited, in part, because the body resorbs it over time. Once a bulking product resorbs, it loses its effectiveness and retreatment is often necessary. The body does not resorb the microballoons used in the UroVive Microballoon System. This feature provides a durable procedure that can be reversed if necessary by puncturing the balloon. We are currently marketing this product in Europe. We have suspended clinical studies in the United States and are not pursuing a U.S. launch of this product. We are also developing a next generation of this product, which will improve its ease of use and reduce its cost.

As part of the acquisition of Influence, we acquired a number of products that are currently in development. Several of these products are improvements and next generation products for female sling procedures. These next generation products provide the surgeon additional options for performing the procedure, including a sutureless option and that does not require a metal implant in the pubic bone, which we believe will be particularly appealing to those urologists and gynecologists who have historically avoided using a metal bone anchor.

We offer several types of sling materials for use in male and female sling procedures. In the United States, we provide cadaveric fascia lata sling material which is harvested from the thigh of a donor, as a service. We recently added the service of providing a cadaveric dermal tissue, or donor skin, product in the United States. Cadaveric dermal tissue has superior strength characteristics over cadaveric fascia lata; however, there is a limited supply of this type of material. In addition, we offer two types of synthetic sling material, primarily outside of the United States.

Our Erectile Dysfunction Business

Overview

Approximately 100 million men worldwide suffer from erectile dysfunction, including approximately 19 million men with severe cases of erectile dysfunction. The primary treatment options for erectile dysfunction are oral medications, injectable medications, vacuum devices and penile implants. Today, the primary oral medication used for treating erectile dysfunction is Viagra. Patients can also inject medication directly into the penis using a small needle attached to a syringe or insert medication into the urethra with an applicator instead of a needle. Before the advent of Viagra, a primary treatment for erectile dysfunction was a vacuum constriction device, which uses a vacuum to draw blood into the penis and a constriction ring to prevent blood from flowing back out of the penis.

Although the success of some of these treatments, especially Viagra, has had a positive impact on the diagnosis and treatment of patients suffering from erectile dysfunction, many patients with severe erectile dysfunction are not successfully treated with these therapies. For an effective treatment, many patients with severe conditions often have no alternative other than a penile implant. A penile implant is a device surgically implanted inside the penis to mechanically simulate an erection. A penile implant provides natural looking and feeling erections and has a very high patient and partner satisfaction rate. Patients with a penile implant can generally ejaculate normally and experience normal sensations during intercourse. Since we introduced the first inflatable penile prosthesis in 1973, urologists have implanted over 200,000 of our penile prostheses with patient satisfaction rates approaching 90% at five years.

Our Erectile Dysfunction Products

In order to meet various physician and patient preferences, we offer a full line of penile implants. The following tables lists our core erectile dysfunction products on the market and those currently under development. For more information on the FDA regulatory approval process, see “Business — Government Regulation.”

Current Products	Description of Product	Regulatory Approval Status

AMS 700 CX	3-piece hydraulic implant that expands in girth only	Product Development Protocol (PDP) approved CE mark certified

AMS 700 Ultrex	3-piece hydraulic implant that expands in length and girth	PDP approved CE mark certified

Ambicor	2-piece hydraulic implant	PDP supplement approved CE mark certified

AMS Malleable 650	Malleable implant	510(k) cleared CE mark certified

NEVA	Nocturnal monitoring device for diagnostic purposes	510(k) cleared CE mark certified

Cavernotome	Device to help prepare cavernosa for implant	510(k) exempt CE mark certified

Testicular prosthesis	Small, solid silicone implant	International release only CE mark certified

Products Under Development	Description of Product	Regulatory Approval Status

Parylene Micro Coating Treated Penile Implants	Surface treatment to improve durability	PDP supplement approved CE mark certified

Antimicrobial Impregnated Penile Implants	Surface treatment to manage post-operative infections	PDP supplement submitted Design dossier submitted for CE mark certification

Our AMS 700 product is a three-piece hydraulic inflatable implant that consists of a pair of hollow silicone cylinders implanted into the penis, a control pump placed in the scrotum and a reservoir balloon filled with saline placed in the abdomen. The control pump allows the patient to direct the saline to flow out of the balloon and into the cylinders, expanding the cylinders and causing an erect penis. Hydraulic implants are the most popular type of implants because of their natural look and feel in both the flaccid and erect positions. Our AMS 700 line includes our CX model, which expands in girth, and our Ultrex model, which expands in both length and girth. Our Ultrex model most closely approximates the process and feel of both a natural erection and a natural flaccid state and is the only product of its kind on the market. We believe our AMS 700 line of penile implants is the most widely used implant worldwide.

Our Ambicor product is a two-piece hydraulic implant. This product uses the distal end of the implant as the reservoir site, which allows us to eliminate the abdominal balloon used in the AMS 700. The Ambicor product can be implanted in a less-invasive and shorter procedure than the procedure required for the three-piece device. For the patient it has the additional benefit of requiring fewer movements for activation.

Our AMS Malleable 650 is a malleable penile implant. This product is made of a silicone-covered wire bundle that allows a man to manually straighten his penis to allow for intercourse or bend it out of the way when it is not in use. This product is a lower cost alternative to our hydraulic implants. Most of our sales of the AMS Malleable 650 are outside of the United States.

We also distribute the NEVA System, an innovative diagnostic system designed to measure nocturnal erectile events and record pertinent data for physician review. Based on the information provided by the NEVA System, a physician can better understand the origin of the erectile dysfunction problem and recommend appropriate treatment options.

Our Prostate Business

Overview

There are three primary types of prostate disease: enlarged prostate, more commonly known as BPH, strictures and prostate cancer. We currently offer products to treat strictures and BPH. We also view the treatment of prostate cancer as an attractive market opportunity.

In BPH patients, the prostate enlarges which squeezes the urethra, thereby restricting the normal passage of urine. More than half of men in their 60’s have BPH, and among men in their 70’s and 80’s, the figure may be as high as 90%. BPH patients also typically suffer from a variety of troubling symptoms primarily relating to changes in urinary voiding which may have a significant impact on their quality of life. These symptoms include: increased frequency of urination; sudden urge to urinate; stopping and starting of flow during urination; weak flow of urine; difficulty in starting urination and sensation of incompleteness in emptying of bladder. An estimated 30 million men worldwide suffer from BPH, approximately 24 million of whom have moderate to severe BPH symptoms.

Strictures are scarring of the urethra, usually caused by sexually transmitted diseases or from physical or surgical trauma, including passing of scopes or other instrumentation within the urethra.

Conventional treatments for prostate disease typically involve a number of invasive surgical techniques and/or drug therapies. The following summarizes treatment options for the three types of prostate diseases:

•	BPH. The primary treatments for patients with mild to moderate BPH are watchful waiting and drug therapy. Watchful waiting means that the patient chooses no treatment at all, and seeks treatment only when the condition worsens. For patients with moderate to severe BPH, the most common surgical treatment is transurethral resection of the prostate, or TURP. This procedure involves inserting a tiny looped wire into the urethra through the penis and up to the prostate to remove the prostatic tissue. New, less-invasive techniques such as lasers, radio frequency energy needles, and microwave therapy, are also available. These therapies are designed to kill prostatic tissue using various forms of energy without damaging the urethra. While less invasive than TURPs, these therapies are somewhat less effective at restoring high urine flow rates to patients. Stents are another alternative for patients who suffer from BPH. They offer the advantages of a less-invasive procedure, immediate relief of obstruction, as well as flow rates comparable to TURP.

•	Strictures. Treatments of strictures include dilation procedures, urethrotomy procedures and stents. Urethral dilation involves the use of metal dilators to gradually stretch out the strictured area of the urethra. Urethrotomy involves making an incision in the urethra to open up the scarred area. Urethral stents are placed to hold open the urethra so that the scar does not reform, a common complication of other procedures. A urethroplasty procedure is typically used when other methods fail. In this procedure, the stricture is accessed through a surgical incision, the strictured area is removed and the urethra is re-attached.

•	Prostate cancer. A radical prostatectomy is the most widely accepted treatment to remove a cancerous prostate gland. In this procedure, the entire prostate is removed in an invasive procedure. Radiation therapy, particularly brachytherapy, has become an important new technology for treatment of prostate cancer. Brachytherapy is a less-invasive procedure in which small radiation seeds are implanted in the prostate through the perineum to kill the cancerous prostatic tissue. Cryotherapy has also recently been reintroduced to the market. This procedure uses cryo probes placed perineally to freeze the prostate and kill the cancerous tissue.

Our Prostate Products

We have the number one market position in permanent urethral stents for the treatment of BPH and strictures. The following tables list our core prostate products and products under development. For more information on the FDA regulatory approval process, see “Business—Government Regulation.”

Current Products	Description of Product	Regulatory Approval Status

UroLume Endoprosthesis	An expandable braided wire stent	PMA approved CE mark certified

Coaguloop Resection Electrode	A resection loop using radio frequency energy to resect the prostate	510(k) cleared CE mark certified

Products Under Development	Description of Product	Regulatory Approval Status

ProstaJect System	A needle injecting probe is used to inject ethanol into the prostate to ablate tissue	Investigational New Drug Application (IND) effective CE mark certified

Next Generation UroLume	An expandable braided wire stent which is more comfortable and designed to be easier to use	PMA supplement has been submitted CE mark certified

Biodegradable Stent	Urethral stent designed to maintain its structure for 2-4 weeks after implant	Investigational Device Exemption (IDE)/PMA to be submitted

Our UroLume Endoprosthesis is an expandable braided wire stent intended as a treatment to relieve urinary obstruction caused by BPH, detrusor external sphincter dyssenergia, or DESD, and strictures. Our UroLume procedure is minimally invasive, using a direct vision delivery system for precise positioning and easy placement. Urologists perform this procedure under local or general anesthesia. Our UroLume stent has a 95% success rate seven years after implant in stricture applications. We are currently developing a next generation UroLume product which is designed to be easier to remove and less irritative.

Our Coaguloop Resection Electrode is a premium resection loop used during TURP and bladder cancer procedures. It is used as a treatment to relieve urinary obstruction caused by BPH. The main advantage of our loop is that it has superior coagulation characteristics compared to other loops.

We acquired the exclusive rights to distribute the ProstaJect injection device on a worldwide, long-term basis in October 1999. The ProstaJect System is an injection system designed to treat BPH in a less-invasive manner by injecting ethanol into the prostate to kill prostatic tissue. The device is made up of a curved injection needle that facilitates precise placement of the ethanol into the prostate. This system does not require the physician to invest in any capital equipment, unlike competitive products currently on the market. Urologists can perform this transurethral injection procedure in an ambulatory surgery center without the use of general anesthesia. We are currently seeking FDA approval to market this product in the United States for BPH. We plan to launch this product in April 2001 outside of the United States.

We are in the process of developing a biodegradable stent. This product is designed for use in post-surgical procedures, particularly after less-invasive BPH procedures. A high percentage of these patients are sent home with catheters after the procedure because of temporary obstruction caused by swelling into the urethra. Our product is designed to hold open the urethra for a period of two to four weeks. This would allow patients immediate post-operative voiding without the use of a catheter.

Sales and Marketing

United States

We have a strong sales, marketing and distribution infrastructure that includes well-trained, direct field representatives worldwide. Our U.S. sales force is comprised of two teams of sales representatives. One team is focused on selling traditional AMS products, including our penile implants, artificial urinary sphincters and UroLume stents. The other team, made up primarily of the former Influence sales force, is focused on selling sling products to the female incontinence market. We believe this allows both sales teams to focus on their core competencies and to maximize sales. We also have surgical specialists in the field who contribute to our selling efforts by supporting surgical procedures involving our products.

We believe the size and strength of our sales organization are among our important competitive advantages. Our sales force is very well trained in the technical aspects of the procedures urologists perform with our products. In addition, our AMS sales team has strong, long-term relationships with the urologists who use our products. Our Influence sales team is a competitive selling organization. Our sales representatives have an average tenure with us or Influence of six years.

Our marketing department consists of approximately 35 professionals who develop and implement marketing programs designed to increase awareness, understanding and preference for our products with patients and urologists. Our marketing programs have provided us with exceptional access to physicians throughout the world. These programs include:

•	Medical Marketing Programs are intended to educate physicians and their staff about successfully promoting their practices, efficiently educate patients about the diagnosis and treatment of various urological conditions and effectively train office staff to work with patients.

•	Surgical Training Programs are offered to physicians interested in improving their surgical techniques.

•	Education Materials, such as brochures and videos, are developed to educate patients and urologists about treatment options for incontinence, erectile dysfunction, prostate disease and about our products in particular.

•	Reimbursement Assistance is provided by our Health Care Affairs department with the assistance of outside consultants to assist patients and surgeons in obtaining appropriate reimbursement for our products.

•	Medical Advisory Boards are comprised of key U.S. and international opinion leaders who provide us feedback about our current and future products, diagnostic and treatment trends and other areas of interest.

•	Website marketing is focused on educating both patients and urologists about our product alternatives, reimbursement for our procedures and our marketing programs.

International

In order to grow our international business, which represented 18.6% of our total net sales in 2000, we have recently added a new senior management team and restructured our international business. We currently employ a direct sales force located in five Western European countries, Canada and Australia. All of our international sales people sell our entire product line. We also have a network of approximately 45 foreign independent distributors and agents who supplement our direct sales force. These distributors and agents sell our products primarily in Eastern Europe, Southeast Asia, South America, the Middle East and Africa. The local market condition, regulatory situation and competitive situation determine the type of products sold in our distributor markets. New product introductions will be key to growing our international operations.

Manufacturing and Supply

We have approximately 75,000 square feet at our headquarters located in Minnetonka, Minnesota used for manufacturing, research and development, warehousing and distribution. We have numerous manufacturing capabilities at the Minnesota facility, including high-skilled operations specialists and expertise in plastic injection molding, silicone transfer molding, silicone molding, dip coating and silicone extrusion using state-of-the-art technology. We manufacture almost all of our products and related components in our Minnesota facility, except for certain manufacturing prototypes and lower-volume incontinence products manufactured at our Israeli facility.

Although most of the components we purchase to use in our manufacturing facility are available from multiple sources, some materials are only supplied by a limited number of vendors. The main component of our implantable prostheses is raw silicone. We currently rely on one supplier to provide the silicone used in most of our implantable products. We are aware of only two suppliers of silicone to the medical device industry for permanent implant usage. We rely mostly on one supplier for some of the components used in Influence’s sling procedure kits for the treatment of incontinence, although there are a few other authorized suppliers of these components. We purchase other raw materials from multiple suppliers in the United States.

We maintain a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance and quality control test methods. Our documentation systems comply with FDA and ISO 9001 requirements.

Currently, we are operating one manufacturing shift and are at approximately 30% of our production capacity in our Minnesota facility. We have the ability to increase production levels of our current product lines without expanding our facility. We believe that our property in Minnesota is adequate to serve our business operations for the foreseeable future.

Research and Development

Our research and development staff of more than 40 people focuses on developing new products to treat incontinence, erectile dysfunction and prostate disease. In addition, our research and development staff continually works on enhancing our current product offerings, also known as continuation engineering. The incontinence, erectile dysfunction and prostate disease teams focus on developing new, unique and cost-effective products to treat these disorders. The continuation engineering team focuses on developing improvements to our existing products. Our research and development staff also consults with our network of leading urologists to develop new products and new features to our existing products.

The following is a partial list of our internal research and development technologies and expertise:

•	Fluid mechanics, hydraulics and coupling;

•	Micro-valving and switching;

•	Silicone elastomers (precision molding, extruding, bonding);

•	Thermoplastics (precision molding, extruding, bonding, machining);

•	Braiding of metals and polymers;

•	Biocompatibility of materials (physiologic interaction, long-term implantation);

•	CAD/CAM; and

•	Antimicrobial coatings and bioresorbable polymers.

In addition to our internal ideas, our research and development department consults with a global network of leading physicians. A research and development team evaluates and balances new concepts against our current business strategies. Viable concepts are prototyped by using our in-house, state-of-the-art, tooling and molding center. Our research and development laboratories and highly-skilled technicians provide an in-vitro evaluation of new concepts before substantial funding is allocated to any development activities. Once a product and/or system is technically and economically feasible, dedicated resources are committed to firm timelines and costs. Physicians are actively involved in the conception of the idea and remain engaged throughout the development cycle. This unique combination ensures product designs that are truly customer driven and focussed.

We spent $13.1 million in 1998, $9.6 million in 1999 and $12.2 million in 2000 on research and development. These costs include clinical and regulatory expenses. Our research and development costs declined in 1999 because we abandoned a research project in early 1999, and did not spend a significant amount on this project in 1999.

Competition

Competition in the medical device industry is intense and is characterized by extensive research efforts and rapid technological progress. We believe that the primary competitive factors include price, quality, technical capability, innovation, breadth of product line and distribution capabilities. Many of our competitors in the urology market have greater resources, more widely-accepted products, less-invasive therapies, greater technical capabilities and stronger name recognition than we do. Our ability to compete is affected by our ability to:

•	develop new products and innovative technologies;

•	obtain regulatory clearance and compliance for our products;

•	protect the proprietary technology of our products and manufacturing process;

•	market our products;

•	attract and retain skilled employees; and

•	maintain and establish distribution relationships.

Our principal competition in the erectile dysfunction market is Mentor Corporation’s penile implants and oral medications such as Pfizer’s Viagra. We also compete with companies that provide injectables for erectile dysfunction such as Pharmacia and Schwarz Pharma. Our principal competitors in the incontinence market are Boston Scientific Corporation, Johnson & Johnson, C.R. Bard, Inc. and Mentor Corporation. Our principal competitors in the prostate disease market are Urologix, Inc., VidaMed, Inc., Johnson & Johnson and Boston Scientific Corporation.

Our competitors also include academic institutions and other public and private research organizations that continue to conduct research, seek patent protection and establish arrangements for commercializing products in this market which will compete with our products.

Patents and Intellectual Property

We rely on a combination of patents, trade secrets, know-how, trademarks, copyrights and agreements to protect our business interests. We currently have 73 issued U.S. patents and 245 corresponding international patents that cover various aspects of our technology. We also have 145 U.S. and international patent applications pending. A substantial portion of our annual research and development budget is allocated towards generating new concepts and product ideas. This, combined with a rewarding patent program, has significantly increased the number of patentable proposals.

We seek to aggressively protect technology, inventions and improvements that we consider important through the use of patents and trade secrets in the United States and significant foreign markets. We cannot assure you that our patents will provide competitive advantages for our products, or that our competitors will not challenge or circumvent these rights. In addition, we cannot assure you that the U.S. Patent and Trademark Office, or PTO, will issue any of our pending patent applications. The PTO may also deny or significantly narrow claims made under our patent applications. Any issued patents may not provide us with significant commercial protection. We could incur substantial costs in proceedings before the PTO, including interference proceedings. These proceedings could result in adverse decisions as to the priority of our inventions. The laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as the laws in the United States, or at all.

While we do not believe that any of our products infringe any valid claims of patents or other proprietary rights held by third parties, we cannot assure you that we do not infringe any patents or other proprietary rights held by third parties. If a third party makes an infringement claim, our costs to defend the claim could be substantial and adversely affect us, even if we were ultimately successful in defending the claim. If our products were found to infringe any proprietary right of a third party, we could be required to pay significant damages or license fees to the third party or cease production. Litigation may also be necessary to enforce patent rights we hold or to protect trade secrets or techniques we own. Any claims or litigation could result in substantial costs and diversion of effort by our management.

We also rely on trade secrets and other unpatented proprietary technology. We cannot assure you that we can meaningfully protect our rights in these unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our proprietary technology. We seek to protect our trade secrets and proprietary know-how, in part, with confidentiality agreements with employees and consultants. We cannot assure you, however, that the agreements will not be breached, that we will have adequate remedies for any breach or that our competitors will not discover or independently develop our trade secrets.

This Annual Report on Form 10-K contains references to our trademarks ActiconTM, American Medical SystemsTM, AMS 700TM, AMS Ambicor®, AMS Malleable 650TM, AMS Sphincter 800TM, Coaguloop®, FlastTM, In-FastTM, Influence®, InVanceTM, ProstaJectTM, Straight-InTM, Triangle®, UroLume®, UroViveTM, and Ultrex®. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners, in particular Pfizer Inc. owns Viagra®.

Government Regulation

United States

Numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies, strictly regulate our products and research and development activities. The Federal Food, Drug, and Cosmetic Act, or FDA Act, the regulations promulgated under this act, and other federal and state statutes and regulations, govern, among other things, the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, record keeping, advertising and promotion of medical devices.

Generally, before we can market a new medical device, we must obtain marketing clearance through a 510(k) premarket notification, approval of a premarket approval application, or PMA, or approval of product development protocol, or PDP. The FDA will typically grant a 510(k) clearance if we can establish that the device is substantially equivalent to a predicate device. It generally takes several months from the date of a 510(k) submission to obtain clearance, but it may take longer, particularly if a clinical trial is required.

A PMA or PDP application must be submitted if a proposed device does not qualify for a 510(k) premarket clearance procedure. The scientific data required to support an approval to market a product using a PMA or PDP is generally the same. PMA and PDP applications must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests, and laboratory and animal studies. The PMA and PDP must also contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising, and any training materials. The PMA and PDP process can be expensive, uncertain and lengthy, require detailed and comprehensive data and generally take significantly longer than the 510(k) process. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure compliance with applicable quality standard regulation requirements which include elaborate testing, control documentation and other quality assurance procedures. Separate preapproval inspections are required for each PMA application.

If human clinical trials of a device are required, either for a 510(k) submission or a PMA application, and the device presents a significant risk to the patient in the trial, the sponsor of the trial, usually the manufacturer or the distributor of the device, must file an investigational device exemption, or an IDE, application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and/or laboratory testing. If the IDE application is approved by the FDA and one or more appropriate institutional review boards, or IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a nonsignificant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by the IRBs without separate approval from the FDA. Submission of an IDE does not give assurance that the FDA will approve the IDE and, if it is approved, there can be no assurance the FDA will determine that the data derived from the studies support the safety and efficacy of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects.

Our core implantable products are or will be approved through the PMA or PDP application process. Most of our other products are approved through the 510(k) premarketing notification process. We have conducted clinical trials to support many of our regulatory approvals.

We currently plan to seek approval from the FDA to market the ProstaJect device and dehydrated alcohol, as a drug/device combination product, in the United States. An investigational new drug application, commonly known as an IND application, was cleared by the FDA in January 2001 and allows us to conduct a clinical study to assess safety and dosage parameters of use. In order to obtain FDA marketing approval, we will need to conduct adequate and well-controlled randomized clinical trials to establish the safety and effectiveness of the combination drug/device product; submit to the FDA a new drug application, commonly known as an NDA; and obtain FDA approval of the NDA prior to any commercial sale or shipment of the product in the United States. Throughout the process, we will be required to submit extensive clinical data to the FDA, which the FDA will review and analyze. This process is expensive, uncertain and generally takes several years to complete.

In addition to granting marketing approvals for our products, the FDA and international regulatory authorities periodically inspect our company. We must comply with the host of regulatory requirements that apply to medical devices marketed in the United States and internationally. These requirements include labeling regulations, manufacturing regulations, quality system regulation requirements, and the medical device reporting regulations which require a manufacturer to report to the FDA adverse events involving its products, and the FDA’s general prohibitions against promoting products for unapproved or off-label uses. The FDA periodically inspects device and drug manufacturing facilities in the United States or manufacturers of product to be marketed in the United States in order to assure compliance with applicable quality system regulations. The FDA last inspected our Minnetonka, Minnesota and our Israeli facility manufacturing facility in 2000.

If the FDA believes we are not in compliance with law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against us and our officers and employees. If we fail to comply with these regulatory requirements, our business, financial condition and results of operations would be harmed. In addition, regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that these changes might have on our business, financial condition and results of operations.

In addition to the FDA’s regulation of the sale and marketing of medical devices, we are also subject to the National Organ Transplant Act, or NOTA, because we provide human tissue in connection with our sling systems for urinary incontinence. NOTA prohibits the purchase and sale of human organs, including bone and related tissue, for valuable consideration. NOTA permits the payment of reasonable expenses associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human tissue. NOTA enables the federal government to impose civil and criminal penalties on those found to have violated this federal statute.

The FDA has issued a more comprehensive regulatory framework that builds upon and supersedes the existing regulations for human tissue-based products. Implementation of this proposed regulatory approach may lead to medical device submissions for some of the tissue products we provide with our sling kits.

International

In order to market our products in European and other foreign countries, we must obtain required regulatory approvals and comply with extensive regulations governing product safety, quality and manufacturing processes. These regulations vary significantly from country to country and with respect to the nature of the particular medical device. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in the United States, and requirements for licensing may differ from FDA requirements.

In order to market our products in the member countries of the European Union, we are required to comply with the medical devices directive and obtain CE mark certification. CE mark certification is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Under the medical devices directives, all medical devices including active implants and in-vitro diagnostic products must qualify for CE marking.

All our products sold internationally are subject to appropriate foreign regulatory approvals, like CE Marking for the European Union. Our products are manufactured in ISO 9001 certified facilities.

Third-Party Reimbursement

In the United States, as well as in foreign countries, government-funded or private insurance programs, commonly known as third-party payors, pay the cost of a significant portion of a patient’s medical expenses. A uniform policy of reimbursement does not exist among all these payors. Therefore, reimbursement can be quite different from payor to payor. We believe that reimbursement is an important factor in the success of any medical device. Consequently, we seek to obtain reimbursement for all of our products.

Reimbursement in the United States begins with our ability to obtain FDA clearances and approvals to market these products. Reimbursement also depends on our ability to demonstrate the short-term and long-term clinical and cost-effectiveness of our products from the results we obtain from clinical experience and formal clinical trials. We present these results at major scientific and medical meetings and publish them in respected, peer-reviewed medical journals.

The U.S. Health Care Financing Administration, or HCFA, sets reimbursement policy for the Medicare program in the United States. HCFA has a national coverage policy, which provides for the diagnosis and treatment of erectile dysfunction in Medicare beneficiaries. It is estimated that 50-60% of penile prosthesis procedures are performed on patients covered by Medicare.

Commercial payor coverage for erectile dysfunction varies widely across the United States. Prior authorization is required for penile prosthesis surgeries, and we have developed programs to address coverage denials for physicians and their patients. For example, the introduction of Viagra resulted in some plans establishing broad coverage exclusions for erectile dysfunction, most notably some Blue Cross/Blue Shield plans.

Medicare has a national coverage policy that provides coverage for our AMS 800 Artificial Urinary Sphincter. Likewise, the Influence In-Fast and InVance sling fixation systems are utilized in surgical procedures that are well-accepted and paid for by third-party payors. Minimally-invasive treatments for prostate disease are generally covered under many third-party reimbursement programs. Treatment for stricture of the urethra is covered by all Medicare carriers in the United States and BPH is covered by Medicare in 48 states.

All third-party reimbursement programs, whether government funded or insured commercially, whether inside the United States or outside, are developing increasingly sophisticated methods of controlling health care costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, second opinions required prior to major surgery, careful review of bills, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering health care. These types of programs can potentially limit the amount which health care providers may be willing to pay for medical devices.

HCFA implemented the Final Rule on its Prospective Payment System For Outpatient Services on August 1, 2000. We estimate that more than half of the procedures using our products are used in an outpatient hospital setting. This rule provides for a new system to reimburse Medicare outpatient surgical services provided in a hospital made up of two parts: payment to the hospital for the procedure cost and a separate payment, known as a pass-through payment, intended to cover the cost of medical devices used during the procedure that are more than 10% of the total procedure cost. On a quarterly basis, HCFA publishes a list of pharmaceuticals and medical devices that will be eligible for pass-through payments. HCFA currently intends only to provide payment for the products on this list. All of our current products used on an out-patient basis are on HCFA’s list of approved pass-through payment codes.

Employees

As of December 31, 2000, we employed directly and through our subsidiaries 507 people in the following areas: 144 in manufacturing, 196 in sales and marketing, 78 in administration, 36 in regulatory, clinical and quality assurance, 46 in research and development and 7 in human resources. We do not have any active organized labor unions. We believe we have an excellent relationship with our employees.

Financial Information About Geographic Areas

See Note 8 of our financial statements on page 33 of our 2000 Annual Report for the information about geographic areas.

ITEM 1A. CERTAIN IMPORTANT FACTORS

There are several important factors that could cause our actual results to differ materially from our anticipated results or which are reflected in any forward-looking statements in this Annual Report on Form 10-K. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

Successful Introduction of New Products and Product Improvements

As part of our growth strategy, we intend to introduce a number of new products and product improvements, which are described above. If we do not introduce these new products and product improvements timely, or they are not well-accepted by the market, our future growth will suffer.

Continued Use of Non-Invasive Treatment Alternatives

We predominantly sell medical devices for invasive or minimally invasive surgical procedures. If patients do not accept our products, our sales may decline. Patient acceptance of our products depends on a number of factors, including the failure of non-invasive therapies, the degree of invasiveness involved in the procedures using our products, the rate and severity of complications from the procedures using our products and other adverse side effects from the procedures using our products. Patients are more likely first to consider non-invasive alternatives to treat their urological disorders. The introduction of new oral medications or other less-invasive therapies may cause our sales to decline in the future.

Continued Physician Use and Endorsement of our Products

In order for us to sell our products, physicians must recommend and endorse them. We may not obtain the necessary recommendations or endorsements from physicians. Many of the products we recently acquired or are developing are based on new treatment methods. Acceptance of our products is dependent on educating the medical community as to the distinctive characteristics, perceived benefits, clinical efficacy and cost-effectiveness of our products compared to competitive products, and on training physicians in the proper application of our products.

Increased Supply of Sling Material

We provide human cadaveric tissue as a service in conjunction with the sale of our sling procedure kits for urinary incontinence. Currently, the available supply of human tissue is not sufficient to meet demand. In December 2000, we entered into an agreement with our supplier of cadaveric dermal tissue to act as a processor of the material we provide. If this agreement proves inadequate, or we are unable to purchase enough unprocessed dermal tissue, sales of our sling procedure kits could decline.

Increasing Growth of the Penile Implant Market

In order to grow our business, we need to increase our sales in the penile implant market. If we are unable to do so, our future growth will suffer.

Actions Related to Reimbursement for our Products

We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of reimbursement. Our revenues depend largely on government health care programs and private health insurers reimbursing patients’ medical expenses. Physicians, hospitals and other health care providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payors for the cost of the procedures using our products. If we are unable to obtain adequate levels of reimbursement from third-party payors outside of the United States, international sales of our products may decline. Many foreign markets have governmentally managed health care systems that govern reimbursement for new devices and procedures.

Potential Product Recalls

In the event that any of our products prove to be defective, we could voluntarily recall, or the FDA could require us to redesign or implement a recall of, any defective product. We believe there is a possibility that we may recall products in the future and that future recalls could result in significant costs to us and in significant negative publicity which could harm our ability to market our products in the future.

ITEM 2. PROPERTIES

Our corporate headquarters, main warehouse and manufacturing operations are located in a 180,000 square foot building we own in Minnetonka, Minnesota. The manufacturing operations at this location include sufficient capacity to expand production of our current product line, as well as absorb the transfer of Influence’s high volume manufacturing and assembling operations.

We lease office space for our international operations in France, Spain, Germany, Belgium, England, Australia and Canada. We also lease space in a building in Israel that contains research and development and prototype manufacturing capabilities.

ITEM 3. LEGAL PROCEEDINGS

On February 3, 1999, Boston Scientific Corporation (“BSC”) filed a complaint in U.S. District Court for the Northern District of California alleging that Influence, Inc. (now American Medical Systems International, Inc.) (“Influence”) had infringed four patents owned by BSC by encouraging the use of its bone anchor insertion devices in stress urinary incontinence procedures. In December 1999, we acquired Influence. On March 27, 2000, we filed a complaint in U.S. District Court for the District of Minnesota, alleging that BSC had infringed one patent owned by us through BSC’s sales and promotion of products and methods for the treatment of female stress urinary incontinence and that BSC had misappropriated trade secrets. Both of these cases were settled pursuant to a Settlement Agreement, dated January 31, 2001, under which all parties released all claims raised in the lawsuits.

We have been and are also currently subject to various other legal proceedings and other matters that arise in the ordinary course of business, including product liability claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, with their ages and biographical information as of March 31, 2001, are as follows:

Name	Age	Title

Douglas W. Kohrs	43	President, Chief Executive Officer and Director

Richard J. Faleschini	54	Vice President, Sales and Marketing

Gregory J. Melsen	48	Vice President, Finance, Treasurer, and Chief Financial Officer

Janet L. Dick	44	Vice President, Human Resources

Martin J. Emerson	37	Vice President and General Manager, International

Lawrence W. Getlin	55	Vice President, Regulatory, Medical Affairs and Quality Systems

Brian A. Millberg	44	Vice President, Manufacturing and Operations

Johann Neisz	43	Vice President, Research and Development

J. Daniel Ruys	50	Vice President, International

Douglas W. Kohrs has served as our President, Chief Executive Officer and Director since April 1999. Mr. Kohrs has 19 years of experience in the medical device industry, most recently as general manager of Sulzer Spine-Tech, Inc. from May 1998 to April 1999. Mr. Kohrs was part of the founding team at Spine-Tech when it was formed in 1991 to develop and commercialize the BAK spinal fusion cage, a novel implantable device to improve the surgical treatment of degenerative disc disease. Mr. Kohrs also served as Vice President of Research and Development and Vice President of Marketing during his tenure at Spine-Tech. Prior to working for Spine-Tech, Mr. Kohrs spent seven years with Johnson & Johnson and two years at Zimmer, a division of Bristol-Myers Squibb. Mr. Kohrs currently serves as a director of Kyphon, Inc., Disc Dynamics, and Pioneer Surgical Technologies, all privately-held companies.

Richard J. Faleschini has served as our Vice President, Sales and Marketing since November 1999. Mr. Faleschini has over 21 years experience in medical device sales, marketing and general management. From July 1995 to August 1999, he served in various executive positions at Medtronic, Inc. with responsibilities for several sectors of its cardiovascular businesses, including coronary stents, most recently as Vice President, U.S. Cardiovascular Health Care Systems Marketing. His previous experience also includes sales and marketing management responsibilities at Cordis Corporation from 1990 to 1995, at Biomagnetic Technologies from 1985 to 1990 and at ATL and ADR Ultrasound from 1977 to 1985. Mr. Faleschini currently serves as a director of MedAcoustics, Inc., a privately-held company.

Gregory J. Melsen has served as our Vice President, Finance, Treasurer and Chief Financial Officer since March 1999. From January 1996 to March 1999, Mr. Melsen was Vice President, Finance, Treasurer and Chief Financial Officer of Avecor Cardiovascular, Inc., a publicly-traded medical device company that Medtronic, Inc. acquired in March 1999. His 27-year tenure in accounting and finance includes two years as Vice President and Chief Financial Officer of PACE Incorporated, an environmental testing company, and 19 years with Deloitte & Touche, including nine years as an audit partner.

Janet L. Dick has served as our Vice President, Human Resources since 1996. Overall, Ms. Dick has spent almost 15 years in positions of increasing responsibility within our human resources department and Schneider’s human resources department, both of which were divisions of Pfizer at the time. Prior to joining us, Ms. Dick was Assistant Vice-President/Personnel Officer for Utica National Bank & Trust for four years.

Martin J. Emerson has served as our Vice President, General Manager of International since June 2000. Mr. Emerson has 15 years experience in the medical device field in finance and general management capacities. From September 1998 to February 2000, he served as General Manager and Finance Director for Boston Scientific Corporation in Singapore. Also in Singapore, he was Vice President and Regional Financial Officer with MasterCard International from April 1997 to September 1998. Mr. Emerson’s early experience was with Baxter International from June 1985 to March 1988 and from May 1989 to April 1997 in positions of increasing responsibilities in finance and administration, leading to the positions of Regional Director, Finance and Administration, Singapore and ultimately, Vice President Finance — Hospital Business, Brussels, from September 1995 to April 1997.

Lawrence W. Getlin, J.D. has served as our Vice President, Regulatory, Medical Affairs and Quality Systems and Compliance since 1990. Prior to joining us, Mr. Getlin served for 14 years with the Pharmaseal Division of Baxter Healthcare/American Hospital Supply, the last eight years as the Director of Regulatory Affairs. He is a member of the California State Bar as well as the U.S. Court of Appeals 9th District, and District Court, Central District of California, and is Regulatory Affairs Certified.

Brian A. Millberg has served as our Vice President, Manufacturing and Operations since September 1998. Mr. Millberg joined us in 1984, spending his first 12 years with us in positions of increasing responsibility within research and development. In 1996, he was promoted to Director of Operations, with full responsibility for our manufacturing operations.

Johann Neisz has served as our Vice President, Research and Development since May 1999. Mr. Neisz has 17 years of medical device product development experience. From July 1988 to May 1999, Mr. Neisz was employed by Medtronic, Inc. in senior level Research and Development capacities in the Netherlands, Sweden, and in the United States with its Neuro, Synectics-Dantec, Corporate Ventures and Tachyarrhythmia Instruments businesses.

J. Daniel Ruys has served as our Vice President, International since July 1999. Mr. Ruys has 20 years of experience in sales, marketing and general management with medical device companies and has spent most of his career based in Europe. From April 1997 to June 1999, he served as the European Director of MICROVENA International B.V. From March 1995 to March 1997, he served as the Vice President, Europe of CardioGenesis B.V. From January 1994 to February 1995, he served as General Manager of Hepatix, Inc. From 1977 through 1993, he served in various capacities at Baxter Healthcare/American Hospital Supply.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information in the “Corporate Information” section of our 2000 Annual Report on page 37 is incorporated in this Annual Report on Form 10-K by reference.

We had no unregistered sales of equity securities during the fourth quarter of the year ended December 31, 2000.

We completed an initial public offering (“IPO”) of our voting common stock, $.01 par value, on August 15, 2000 pursuant to a Registration Statement on Form S-1 (File No. 333-37488), which was declared effective by the Securities and Exchange Commission August 10, 2000. U.S. Bancorp Piper Jaffray, Banc of America Securities LLC and Chase H&Q were the lead underwriters for the IPO. In the IPO, we registered 7,187,500 shares of voting common stock with the SEC for a maximum offering price of $93.4 million. The IPO has terminated and all securities registered were sold. We sold an aggregate of 6,250,000 shares of common stock at a public offering price of $11.00 per share in the IPO, and Warburg, Pincus Equity Partners, L.P. sold 937,500 additional shares of common stock at a public offering price of $11.00 per share to the underwriters pursuant to an option to cover over-allotments. The sale of the shares of common stock by us generated aggregate gross proceeds of approximately $68.7 million for AMS. The aggregate net proceeds to us were approximately $62.9 million, after deducting underwriting discounts and commissions of approximately $4.8 million and directly paying expenses of the IPO of approximately $1.0 million.

As of March 31, 2001, we have used approximately $41.0 million of the net proceeds to repay outstanding indebtedness under the guaranteed portions of our senior credit facility. Additionally, we have used approximately $4.0 million of the net proceeds to make contingent purchase price payments under our merger agreement with Influence. The balance, approximately $17.9 million, was used to make quarterly payments and prepayments under the term note portion of our senior credit facility and for working capital and other general corporate purposes. All of the foregoing amounts are reasonable estimates, and all of the payments of proceeds and expenses represented direct and indirect payments to others.

ITEM 6. SELECTED FINANCIAL DATA

The financial information in the “Selected Financial Data” section of our 2000 Annual Report on page 14 is incorporated in this Annual Report on Form 10-K by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2000 Annual Report on pages 15 through 21 is incorporated in this Annual Report on Form 10-K by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Hedging and Currency Fluctuations” section of our 2000 Annual Report on page 20 is incorporated in this Annual Report on Form 10-K by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements and the Report of Independent Auditors on pages 22 through 36 of our 2000 Annual Report, the information in the “Financial Highlights” section of our 2000 Annual Report on page 2 and the information in the “Quarterly Financial Data” section of our 2000 Annual Report on page 36, are incorporated in this Annual Report on Form 10-K by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      A. Directors of the Registrant.

The information in the “Election of Directors — Information About Nominees and Other Directors” and “Election of Directors — Other Information About Nominees and Other Directors” sections of our 2001 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

      B. Executive Officers of the Registrant.

Information about our executive officers is included in this Annual Report on Form 10-K under Item 4A, “Executive Officers of the Registrant.”

      C. Compliance with Section 16(a) of the Exchange Act.

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2001 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information in the “Election of Directors — Director Compensation” and “Compensation and Other Benefits” sections of our 2001 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the “Principal Stockholders and Beneficial Ownership of Management” section of our 2001 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the “Certain Transactions” section of our 2001 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements:

The following Financial Statements are incorporated in this Annual Report on Form 10-K by reference from the pages noted in our 2000 Annual Report:

Report of Independent Auditors — page 36

Consolidated Balance Sheets as of December 31, 2000 and 1999 — page 22

Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 and the period from September 11, 1998 to December 31, 1998 and Combined Predecessor Statement of Operations for the period from January 1, 1998 to September 10, 1998 — page 23

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2000 and 1999 and the period from September 11, 1998 to December 31, 1998 and Combined Predecessor Statements of Changes in Stockholders’ Equity (Deficit) for the period from January 1, 1998 to September 10, 1998 — page 24

Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999 and the period from September 11, 1998 to December 31, 1998 and Combined Predecessor Statements of Cash Flows for the period from January 1, 1998 to September 10, 1998 — page 25

Notes to Combined and Consolidated Financial Statements — pages 26 through 36

2.	Financial Statement Schedules:

American Medical Systems Holdings, Inc.
Schedule II —Valuation and Qualifying Accounts
(In thousands)

	Balance at	Charged to
	Beginning	Costs and		Balance at
Description	of Period	Expenses	Deductions	End of Period

Column A	Column B	Column C	Column D	Column E

Allowance for doubtful accounts deducted from accounts receivable:

For the period ended:

December 31, 2000	$404	$953	$661	$696

December 31, 1999	$700	$186	$482	$404

December 31, 1998	$800	$79	$179	$700

September 10, 1998	$1,655	$117	$972	$800

Valuation allowance deducted from inventories:

For the period ended:

December 31, 2000	$2,193	$1,761	$814	$3,140

December 31, 1999	$2,486	$346	$639	$2,193

December 31, 1998	$2,864	$—	$378	$2,486

September 10, 1998	$831	$3,593	$1,560	$2,864

Accrued product liability reserve:

For the period ended:

December 31, 2000	$1,043	$571	$403	$1,211

December 31, 1999	$225	$818	$—	$1,043

December 31, 1998	$—	$225	$—	$225

September 10, 1998	$—	$7,950	$7,950	$—

Accrued warranty expense:

For the period ended:

December 31, 2000	$7,385	$1,234	$1,071	$7,548

December 31, 1999	$6,348	$1,037	$—	$7,385

December 31, 1998	$6,749	$294	$695	$6,348

September 10, 1998	$5,925	$824	$—	$6,749

3.	Exhibits:

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index on pages 27 through 31. A copy of any of the exhibits listed will be sent at a reasonable cost to any stockholder as of March 31, 2001. Requests should be sent to Gregory J. Melsen at corporate headquarters.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K under Item 14(c):

1.	Employment Agreement, dated April 23, 1999, between Douglas Kohrs and American Medical Systems, Inc.

2.	Amendment to the Employment Agreement, dated April 17, 2000, between Douglas Kohrs and American Medical Systems, Inc.

3.	Stock Option Agreement, dated April 23, 1999, between Douglas Kohrs and American Medical Systems, Inc.

4.	Employment Agreement, dated March 24, 1999, between Gregory J. Melsen and American Medical Systems, Inc.

5.	Employment Agreement, dated May 1, 1999, between Johann Neisz and American Medical Systems, Inc.

6.	Employment Agreement, dated July 22, 1999, between Jan Daniel Ruys and American Medical Systems Benelux B.V.B.A.

7.	Consulting Agreement, dated September 1, 1999, between Medical Genesis and American Medical Systems, Inc.

8.	2000 Equity Incentive Plan.

9.	Form of Incentive Stock Option Agreement.

10.	Form of Non-Qualified Stock Option Agreement.

11.	Employee Stock Purchase Plan.

12.	American Medical Systems Nonfunded Deferred Compensation and Supplemental Savings Plan.

13.	American Medical Systems Nonfunded Supplemental Retirement Plan.

14.	2000 Management Incentive Plan.

(b)	Reports on Form 8-K filed in the fourth quarter of 2000:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Medical Systems Holdings, Inc., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2001	AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

	By	/s/ Douglas W. Kohrs Douglas W. Kohrs President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 27, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Douglas W. Kohrs	President and Chief Executive Officer (Principal Executive Officer) and Director

Douglas W. Kohrs

/s/ Gregory J. Melsen	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Gregory J. Melsen

/s/ Richard B. Emmitt	Director

Richard B. Emmitt

/s/ Christopher H. Porter	Director

Christopher H. Porter Ph.D.

/s/ David W. Stassen	Director

David W. Stassen

/s/ James T. Treace	Director

James T. Treace

/s/ Elizabeth H. Weatherman	Director

Elizabeth H. Weatherman

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For the Year Ended December 31, 2000

Item No.	Item	Filing Method

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q for the Quarter Ended September 30, 2000 (File No. 30733).

3.2	Bylaws, as amended, of the Company	Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the Quarter Ended September 30, 2000 (File No. 30733).

4.1	Registration Rights Agreement, dated June 30, 2000, among the investors listed on Schedule 1 to the Agreement and American Medical Systems Holdings, Inc.	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

4.2	Certificate of Incorporation of the Company	See Exhibit 3.1 above.

4.3	Bylaws of the Company	See Exhibit 3.2 above.

10.1	Stockholders Agreement, dated April 17, 2000, among Warburg, Pincus Equity Partners, L.P., the then existing stockholders of American Medical Systems Holdings, Inc. and American Medical Systems Holdings, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.2	Employment Agreement, dated April 23, 1999, between Douglas Kohrs and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.3	Amendment to the Employment Agreement, dated April 17, 2000, between Douglas Kohrs and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.4	Stock Option Agreement, dated April 23, 1999, between Douglas Kohrs and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.5	Employment Agreement, dated March 24, 1999, between Gregory J. Melsen and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.6	Employment Agreement, dated May 1, 1999, between Johann Neisz and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

Item No.	Item	Filing Method

10.7	Employment Agreement, dated July 22, 1999, between Jan Daniel Ruys and American Medical Systems Benelux B.V.B.A.	Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.8	Consulting Agreement, dated September 1, 1999, between Medical Genesis and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.9	2000 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.10	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.11	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.12	Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.13	American Medical Systems Nonfunded Deferred Compensation and Supplemental Savings Plan.	Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.14	American Medical Systems Nonfunded Supplemental Retirement Plan.	Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.15	2000 Management Incentive Plan.	Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.16	Leasing Contract among Oil and Energy Infrastructures, Ltd., Fuel Products Line, Ltd. and Influence Medical Technologies Ltd.	Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.17	Agreement and Plan of Merger, dated November 12, 1999, by and among American Medical Systems, Inc., Persuade Merger Corp, Influence, Inc., Globerman Engineering Ltd., Urotek Ltd., Katsumi Oneda and Lewis C. Pell.	Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

Item No.	Item	Filing Method

10.18	First Amendment to Agreement and Plan of Merger, dated December 15, 1999, by and among American Medical Systems, Inc., Persuade Merger Corp, Influence, Inc., Globerman Engineering Ltd., Urotek Ltd., Katsumi Oneda and Lewis C. Pell.	Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.19	Second Amendment to Agreement and Plan of Merger, dated April 17, 2000, by and among American Medical Systems, Inc., Persuade Merger Corp, Influence, Inc., Globerman Engineering Ltd., Urotek Ltd., Katsumi Oneda and Lewis C. Pell.	Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.20	Exchange Agreement, dated December 16, 1999, between American Medical Systems, Inc. and Urotek Ltd.	Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.21	First Amendment to Exchange Agreement, dated April 17, 2000, between American Medical Systems Holdings, Inc., American Medical Systems, Inc. and Urotek Ltd.	Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.22	Credit Agreement, dated March 24, 2000, among American Medical Systems, Inc., American Medical Systems Holdings, Inc., Bank of America, N.A., as agent for the four lenders, and Banc of America Securities LLC, as sole lead arranger and sole book manager.	Incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.23	Security Agreement, dated March 24, 2000, among American Medical Systems Holdings, Inc., American Medical Systems, Inc., Influence, Inc. and Banc of America, N.A.	Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.24	Form of Revolving Note issued under Credit Agreement.	Incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.25	Form of Tranche A Term Note issued under Credit Agreement.	Incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.26	Form of Tranche B Term Note issued under Credit Agreement.	Incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.27	Parent Joinder Agreement, dated March 24, 2000, between American Medical Systems Holdings, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

Item No.	Item	Filing Method

10.28	Pledge Agreement, dated March 24, 2000, among American Medical Systems Holdings, Inc., American Medical Systems, Inc., Influence, Inc. and Banc of America, N.A.	Incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.29	Guaranty and Investment Agreement, dated March 24, 2000, among Warburg, Pincus Equity Partners, L.P., other affiliates of Warburg Pincus and Bank of America, N.A.	Incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.30	Letter Agreement, dated March 24, 2000, among Warburg, Pincus Equity Partners, L.P., other affiliates of Warburg Pincus and Bank of America, N.A.	Incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.31	Separation Agreement, dated April 23, 1999, between American Medical Systems, Inc. and Sam B. Humphries.	Incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.32	Letter Agreement, dated September 27, 1999, amending the Separation Agreement between American Medical Systems, Inc. and Sam B. Humphries.	Incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.33	Separation Agreement, dated April 29, 1999, between Helen Vallerand and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.34	Separation Agreement, dated July 15, 1999, between William R. Stein and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.36 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.35	Mortgage and Security Agreement and Fixture Financing Statement with Assignment of Leases and Rents, dated April 17, 2000, between American Medical Systems, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.36	First Amendment to Credit Agreement, dated January 3, 2001, among American Medical Systems, Inc., American Medical Systems Holdings, Inc., Bank of America, N.A., as agent for the four lenders, and Banc of America Securities LLC, as sole lead arranger and sole book manager	Filed with this Report.

Item No.	Item	Filing Method

10.37	Second Amendment and Release Agreement, dated February 20, 2001, among American Medical Systems, Inc., American Medical Systems Holdings, Inc., Bank of America, N.A., as agent for the four lenders, and Banc of America Securities LLC, as sole lead arranger and sole book manager	Filed with this Report.

13.1	Excerpts from the 2000 Annual Report to Stockholders	Filed with this Report.

23.1	Consent of Ernst & Young LLP	Filed with this Report.