Form 10-Q
period 2001-03-31
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2001-05-04
CIK 1114200

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 MARCH 31, 2001
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------


Commission File Number:                            30733
                       ---------------------------------------------------------


                     AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    41-1978822
 -------------------------------          ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


            10700 BREN ROAD WEST, MINNETONKA, MN              55343
           ----------------------------------------         ----------
           (Address of principal executive offices)         (Zip Code)


                                 (952) 933-4666
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            [X] Yes    [ ] No

        As of May 1, 2001, there were 27,883,978 shares of the registrant's $.01 par value Common Stock outstanding.


================================================================================

                                      INDEX


Part I.        FINANCIAL  INFORMATION                                            Page(s)
-------        ----------------------                                            -------
     Item 1.   Financial Statements

               Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
               and December 31, 2000                                               3 - 4

               Statements of Operations for the three months ended March 31,
               2001 and 2000 (Unaudited)                                               5

               Statements of Cash Flows for three months ended March 31,
               2001 and 2000  (Unaudited)                                              6

               Notes to Consolidated Financial Statements (Unaudited)             7 - 10

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                         11 - 17

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk             17

Part II.       OTHER  INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K.                                      17


SIGNATURES                                                                            18

PART  I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                      MARCH 31,                   DECEMBER 31,
                                                                        2001                          2000
                                                                    -----------                   ------------
                                                                    (Unaudited)
ASSETS

Current Assets
   Cash and cash equivalents                                          $  8,596                      $ 12,165
   Accounts receivable, net                                             23,596                        23,616
   Inventories                                                          10,108                         9,674
   Deferred taxes                                                        2,386                         4,366
   Other current assets                                                  1,099                         1,684
                                                                      --------                      --------
      Total current assets                                              45,785                        51,505

Property, plant and equipment, net                                      24,142                        24,773
Intangibles, net                                                        98,504                        97,731
Deferred income taxes                                                    6,094                         5,129
Investments and other assets                                             7,359                         2,124
                                                                      --------                      --------
      Total assets                                                    $181,884                      $181,262
                                                                      ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $  2,519                      $  2,431
   Accrued compensation expenses                                        13,332                        13,306
   Accrued warranty expense                                              7,751                         7,548
   Other accrued expenses                                                3,133                         3,441
   Current portion of notes payable                                      6,033                         6,033
                                                                      --------                      --------
      Total current liabilities                                         32,768                        32,759

Long-term notes payable                                                 36,951                        38,459
Other long-term liabilities                                              1,482                             -
Minority interest                                                          521                           521

                                                                      MARCH 31,                   DECEMBER 31,
                                                                        2001                          2000
                                                                    -----------                   ------------
                                                                    (Unaudited)
Stockholder's equity:
   Preferred stock, $.01 par value, 5,000,000 shares
      authorized, none issued                                               --                            --
   Common stock, par value $.01 per share; authorized
      95,000,000 shares; issued and outstanding
      27,859,028 shares for March 31, 2001                                 279                           278
   Additional paid-in capital                                          135,919                       135,449
   Deferred compensation                                                  (827)                         (996)
   Accumulated other comprehensive loss                                 (2,478)                       (1,073)
   Accumulated deficit                                                 (22,731)                      (24,135)
                                                                      --------                      --------
      Total stockholders' equity                                       110,162                       109,523
                                                                      --------                      --------
      Total liabilities and stockholders' equity                       181,884                      $181,262
                                                                      ========                      ========


The accompanying notes are an integral part of the consolidated financial statements.

                     AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (UNAUDITED)


                                                      Three months ended
                                                           March 31,
                                                     -----------------------
                                                      2001            2000
                                                     -------         -------
Net sales                                            $27,548         $24,986
Cost of sales                                          5,397           5,730
                                                     -------         -------

    Gross profit                                      22,151          19,256
Operating expenses:
    Marketing and sales                               11,409           9,864
    General and administrative                         2,726           2,694
    Research and development                           3,190           3,028
    Amortization of intangibles                        2,200           1,991
                                                     -------         -------

Total operating expenses                              19,525          17,577
                                                     -------         -------

Operating income                                       2,626           1,679
Royalty and other income                               1,075             726
Interest expense, net                                 (1,027)         (1,844)
                                                     -------         -------

Income before income taxes                             2,674             561
Income tax expense                                    (1,270)           (352)
                                                     -------         -------

Net income                                           $ 1,404         $   209
                                                     =======         =======

Earnings per share:
Basic and diluted                                    $  0.05
                                                     =======

Weighted average common shares:
Basic                                                 27,813
Diluted                                               29,892


The accompanying notes are an integral part of the consolidated financial statements.

                    AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                       (In thousands, except share data)
                                  (UNAUDITED)


                                                                              For the three months ended
                                                                                       March 31,
                                                                            -----------------------------
                                                                              2001                2000
                                                                            --------            ---------
Cash flows from operating activities:
     Net income                                                              $1,404              $  209
     Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
          Depreciation                                                          947                 919
          Amortization of intangibles                                         2,200               1,991
          Deferred financing costs                                               68                  --
          Noncash pension charge                                                278                 355
          Noncash deferred compensation                                         118                  94
          Income tax benefit related to stock option plan                       179                  --
          Change in net deferred taxes                                        1,577                (234)
          Changes in operating assets and liabilities:
               Accounts receivable                                           (1,084)             (2,676)
               Inventories                                                     (472)             (1,612)
               Accounts payable and accrued expenses                           (254)                (45)
               Other assets                                                    (150)                666
                                                                             ------              ------
                    Net cash provided by (used in) operating activities       4,811                (333)
Cash flows from investing activities:
     Purchase of property, plant and equipment                                 (316)               (988)
     Purchase of businesses, net of cash acquired                            (3,041)             (2,472)
     Purchase of investments in technology                                   (4,500)                 --
     Purchase of other intangibles                                               --              (1,000)
                                                                             ------              ------
          Net cash used in investing activities                              (7,857)             (4,460)
Cash flows from financing activities:
     Issuance of common stock                                                   343                  --
     Borrowings on long-term debt                                                --               2,800
     Payments on long-term debt                                              (1,508)                 --
                                                                             ------              ------
          Net cash provided by (used in) financing activities                (1,165)              2,800
                                                                             ------              ------

Effect of exchange rates                                                        642                 159
                                                                             ------              ------

Net decrease in cash and cash equivalents                                    (3,569)             (1,834)

Cash and cash equivalents at beginning of period                             12,165               6,940
                                                                             ------              ------

Cash and cash equivalents at end of period                                   $8,596              $5,106
                                                                             ======              ======
Supplemental disclosure:
     Cash paid for interest                                                  $  920              $2,244
     Cash paid for taxes                                                     $   18                 ($8)

The accompanying notes are an integral part of the consolidated financial statements.

                     AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION

The consolidated financial statements included in this Form 10-Q have been prepared by American Medical Systems Holdings, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated interim financial statements should be read in conjunction with the Company's consolidated financial statements and related notes included in Annual Report on Form 10-K as filed with the SEC.

The consolidated interim financial statements presented herein as of March 31, 2001 and for the three months then ended, reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

3.   INVENTORIES

Inventories consist of the following (in thousands):

                                      March 31,             December 31,
                                         2001                   2000
                                     -----------            ------------
                                     (Unaudited)
Raw materials                           $ 2,861                $ 3,079
Work-in-process                           2,577                  2,699
Finished goods                            7,622                  7,036
Obsolescence reserve                     (2,952)                (3,140)
                                        -------                -------

                                        $10,108                $ 9,674
                                        =======                =======

4.   INDUSTRY SEGMENT INFORMATION

Since its inception, the Company has operated in the single industry segment of developing, manufacturing and marketing medical devices.

The Company distributes its products through its direct sales force and independent sales representatives in the United States, Canada, and most of Europe. Additionally, the Company distributes its products through foreign independent distributors, primarily in Europe and Asia, who then market the products directly to medical institutions. No one customer or distributor accounted for 10% or more of the Company's net sales for the three months ended March 31, 2001 or 2000.

Total export sales from the U.S. to unaffiliated entities (primarily to Europe and payable in U.S. dollars) were $1,606,000 for the three month period ended March 31, 2001, compared to $1,221,000 for the three month period ended March 31, 2000. Foreign subsidiary sales are predominantly from customers in Western Europe. Substantially all of the Company's foreign subsidiary assets are located in Western Europe.

At March 31, 2001 and December 31, 2000, consolidated accounts receivable included $7,745,000 and $7,200,000 respectively, due from customers located outside of the United States.

5.   INVESTMENT IN TECHNOLOGY

On January 5, 2001, the Company made a $3.0 million equity investment in Collagenesis Corp. At the time of the investment, Collagenesis was working with its existing debt holders to exchange its outstanding debt into equity and raise additional capital. Because Collagenesis has been unsuccessful in doing so, the original agreement permitted the Company to convert its equity position into a $3.0 million 10% Senior Subordinated Convertible Voting Promissory Note. The Company converted its equity position into debt in April 2001. Each quarter the Company reviews the long-term viability of its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that investments such as the Company's investment in Collagenesis be reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. The Company considers Collagenesis's inability to raise additional equity investment and exchange its debt into equity such an event. At this time, the Company is uncertain of the probability or amount of possible impairment in its Collagenesis investment. Accordingly, the Company is currently carrying its Collagenesis investment at cost.

6.   ADOPTION OF STATEMENT OF FINANCIAL STANDARDS NO. 133

The Company adopted Statement of Financial Accounting Standards No. 133, as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. SFAS 133 requires that all derivatives be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or Other Comprehensive Income (Loss) (OCI) depending on the type of hedging instrument and the effectiveness of those hedges. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative loss adjustment to OCI of $712,000, after taxes, to recognize the fair value of its derivatives as of the date of adoption.

All of the derivatives used by the Company as hedges are highly effective as defined by SFAS 133 because all of the critical terms of the derivatives match those of the hedged items. All of the derivatives used by the Company have been designated as cash flow hedges at the time of adoption of SFAS 133. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in stockholder's equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings. All derivatives are adjusted to their fair market values at the end of each quarter. Unrealized net gains and losses for cash flow hedges are recorded in OCI. The Company's credit risk related to derivatives is considered low because they are entered into with only strong creditworthy counterparties.

As of March 31, 2001, all of the Company's derivatives, designated as hedges, are interest rate swaps which qualify for evaluation using the short cut method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company hedged a portion of its original $65.0 million variable rate term note, as required by its senior credit facility, by entering into an interest rate swap in which the Company agrees to exchange, at specified intervals, the calculated difference between the fixed interest rate of the swap and the variable interest rate on $30 million of debt. This interest rate swap agreement expires June 30, 2003. The Company expects that pre-tax losses totaling approximately $659,000, which are recorded in OCI at March 31, 2001 and represent the difference between the fixed rate of the swap agreement and variable interest of the term note, will be recognized within the next twelve month period as part of interest expense. At March 31, 2001, the fair value of the interest rate swap, based upon quoted market prices for contracts with similar maturities, was approximately $1,482,000. During the quarter ended March 31, 2001, unrealized net losses totaling $919,000, after taxes, were recorded in OCI.

7.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the Company includes net income, changes in value on derivative financial instruments, and foreign currency translation. Comprehensive income for the three months ended March 31, 2001 and 2000 and the year ended December 31, 2000, was as follows:

                                   Three Months Ended
                                         March 31,
                                 -----------------------
                                  2001             2000
                                 ------           ------
Net income                       $1,404             $209

Cumulative effect of
change in accounting
principle for
derivative and hedging
activities (SFAS 133),
net of taxes                       (712)              --

Net loss on derivative
financial instruments,                                --
net of taxes                       (207)

Foreign currency
translation adjustments            (486)             (72)
                                 ------             ----

Comprehensive income
  (loss)                            ($1)            $137
                                 ======             ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the results of operations and financial condition for the three month period ended March 31, 2001 compared with the three month period ended March 31, 2000 and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

NET SALES

Net sales increased $2.5 million, or 10.3%, from $25.0 million in the first quarter of 2000 to $27.5 million in the first quarter of 2001. Of this increase, 76.1% was attributable to incontinence product sales, which increased 18.6% in the first quarter of 2001 versus the same period in 2000. Erectile dysfunction sales increased 2.1% in the first quarter of 2001 versus the same period in 2000. Prostate disease products sales increased 30.5% in the first quarter of 2001 versus the same period in 2000. Manufacturing problems at an outside supplier negatively affected sales of prostate disease products in 2000.

Net sales in the United States increased $2.3 million, or 11.5%, from $20.1 million in the first quarter of 2000 to $22.4 million in the same period in 2001. The majority of this increase is attributable to higher sales in the incontinence product line.

Foreign net sales increased $246,000, or 5.0%, from $4.9 million in the first quarter of 2000 to $5.1 million in the same period in 2001. The entire increase in sales is attributable to prostate disease products. An increase in incontinence products sales was offset by a similar decrease in erectile dysfunction products sales. The net increase in sales was negatively impacted by currency translation of approximately $300,000 in the first quarter of 2001 versus the same period in 2000.

COST OF SALES

Cost of sales as a percentage of net sales decreased from 22.9% in the first quarter of 2000 to 19.6% in the same period in 2001. Cost of sales in 2001 benefited from improved manufacturing efficiencies and higher volumes of production in a relatively fixed-cost manufacturing plant.

MARKETING AND SALES

Marketing and sales costs increased $1.5 million, or 15.7%, from $9.9 million in the first quarter of 2000 to $11.4 million in the same period in 2001. These cost increases are attributable to higher sales commissions supporting the increase in sales and marketing and sales expenses associated with training programs and materials, promotional literature and advertising necessary to launch new products.

GENERAL AND ADMINISTRATIVE

General and administrative costs increased $32,000, or 1.2% in the first quarter of 2001 versus the same period in 2000.

RESEARCH AND DEVELOPMENT

Research and development costs increased $162,000, or 5.4%, from $3.0 million in the first quarter of 2000 to $3.2 million in the same period in 2001. This increased spending supports our strategic emphasis on internal new product development.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles increased $209,000, or 10.5%, from $2.0 million in the first quarter of 2000 to $2.2 million in the same period in 2001. The increase is attributable to additional amortization of intangibles related to milestone payments following the Influence acquisition.

ROYALTY AND OTHER INCOME

We license our stent delivery technology to a former subsidiary of Pfizer for medical use outside of the urology field. We entered into this agreement in September 1998 in connection with our acquisition from Pfizer. All of our royalty income is from this license.

Royalty and other income increased $349,000, or 48.1%, from $726,000 in the first quarter of 2000 to $1.1 million in the same period in 2001. The increase is due to a non-recurring payment of $375,000 we received in the first quarter of 2001 representing a reimbursement to resolve a quality issue with a materials supplier dating back to the fourth quarter of 1999.

INTEREST EXPENSE

Net interest expense decreased $817,000, or 44.3%, from $1.8 million in the first quarter of 2000 to $1.0 million in the same period in 2001. Average borrowings under notes payable were $59.0 million lower in the first quarter of 2001 versus the same period in 2000. A portion of the benefit from lower borrowing levels was offset by higher interest rates as our debt is no longer guaranteed by a major shareholder.

INCOME TAX EXPENSE

Income tax expense increased $918,000, or 261%, from $352,000 in the first quarter of 2000 to $1.3 million in the same period in 2001. Income before income taxes increased 377% from $561,000 in the first quarter of 2000 to $2.7 million in the same period in 2001. Effective tax rate comparisons between 2000 and 2001 are not meaningful as permanent non-deductible expenses are abnormally high in comparison to pretax income in both 2000 and 2001.

NET INCOME

Net income for 2001 was $1.4 million in the first quarter of 2001, versus $209,000 in the same period in 2000. Our increase in net income resulted from the increase in revenues described above while maintaining control over our operating costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $8.6 million as of March 31, 2001 as compared to $12.2 million as of December 31, 2000. The net decrease in cash and cash equivalents as due to cash flows from investing activities, offset by cash provided from operations, as described below.

CASH PROVIDED FROM AND USED IN OPERATIONS

In the first quarter of 2000, our operations used $333,000 of cash as compared to $4.8 million of cash provided from operations in the first quarter of 2001. Our net income plus depreciation and amortization of intangibles provided $4.6 million of cash in 2001 versus $3.1 million in 2000. Our income tax expense of $1.3 million in 2001 was mostly offset by tax loss carryforwards included in deferred tax assets. In the first quarter of 2000, our inventories and accounts receivable increased $4.3 million following our acquisition of Influence in December 1999. In the first quarter of 2000, we paid accrued acquisition expenses related to Influence and transition and reorganization expenses accrued in 1999 resulting in decrease in accrued liabilities of $1.7 million.

CASH FLOWS FROM INVESTING ACTIVITIES

In an effort to secure a more dependable supply of dermis, on January 5, 2001, we made a $3.0 million equity investment in Collagenesis Corp. At the time of the investment, Collagenesis was working with its existing debt holders to exchange its outstanding debt into equity and raise additional capital. Because Collagenesis has been unsuccessful in doing so, our investment agreement permitted us to convert our equity position into a $3.0 million 10% Senior Subordinated Convertible Voting Promissory Note. We converted our equity position into debt in April 2001. Each quarter we review the long-term viability of investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that investments, such as our investment in Collagenesis, be reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. We consider Collagenesis's inability to raise additional equity investment and exchange its debt into equity such an event. At this time, we are uncertain of the probability or possible amount of impairment, if any, in our Collagenesis investment. Accordingly, we are currently carrying our Collagenesis investment at cost.

In the first quarter of 2001, we paid additional contingent purchase price payments of $2.5 relating to the acquisition of Influence. We also made $1.5 million of milestone payments to InjecTx.

In the first quarter of 2000, we completed implementation of new software systems. We invested $1.0 million in property and equipment during the period, primarily related to this project. In the first quarter of 2000, we paid contingent purchase price payments of $2.5 million related to the acquisition of Influence in December, 1999 and paid the second $1.0 million installment related to a patent purchase.

CASH FLOWS FROM FINANCING ACTIVITIES

In the first quarter of 2001, we received $300,000 from issuance of common stock related to our Employee Stock Purchase Plan and exercise of options issued under our Equity Incentive Plan. On March 30, 2001, we made a quarterly principal payment of $1.5 million on our senior credit facility.

We used $2.8 million of borrowings under our credit facility to finance the Influence contingent purchase price payments and patent acquisition in the first quarter of 2000.

CASH COMMITMENTS

During the first quarter of 2001, we reached settlement with Boston Scientific Corporation on all outstanding patent disputes. As a result of this settlement, our acquisition agreement with the former shareholders of Influence obligates us to make additional cash purchase price payments of approximately $7.9 million on April 30, 2001. The term note under our senior credit facility requires quarterly principal payments of $1.5 million through March 2002, $1.9 million from June 2002 through March 2003, $2.3 million from June 2003 through March 2004, and $2.5 million from June 2004 through March 2006. We believe that our current cash balances together with borrowings available under our senior credit facility and cash from operations will be sufficient to finance our current operations and planned capital expenditure requirements for at least the next 12 months.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT PROJECTS

In connection with our acquisitions of technologies during 1999, we conducted a valuation of the intangible assets acquired. Based on this valuation, we assigned $7.4 million to purchased in-process research and development, or IPR&D. A brief description of our acquired in-process research and development projects is set forth below:

PROJECTS ACQUIRED THROUGH INFLUENCE ACQUISITION

The InVance(TM), formerly Straight-In, is a male sling fixation system. An initial launch occurred in mid-2000. The second design iteration has been verified and high volume production tooling is completed. The product has FDA approval. We plan to fully introduce this product to the market in the second quarter of 2001.

The TransFix(TM) Female Sling Fixation System, formerly known as Staple-Tac, is a pull-in inserter that is sutureless. Development on this product is complete. The product is currently being evaluated in a limited market release to ensure broad acceptance by urologists. The product has FDA approval and full launch is expected in the second quarter of 2001.

A next generation female sling system, the No-Tac, does not require a bone screw in the pubic bone. We estimated that this is 90% complete. As of the valuation date, we estimated this product would be released late in 2000. We have submitted a 510(k) for this product and expect to perform initial U.S. cases on a controlled basis before the end of 2001. Based on the outcome of these cases, we will decide on appropriate launch plans.

The Flast is a device used to harvest human tissue for a sling procedure. An increase in usage of synthetic material for slings and greater supply of dermis has reduced the demand for this product. Our assessment of the economic viability has caused us to postpone further product development and the release of this product.

NexTus is a soft tissue-anchoring device. We received 510(k) clearance for this device in the second quarter of 2001. We are now clinically evaluating the product with a select physician group. Our launch plans will depend on both the clinical success with the product and our ability to manufacture the product.

The Clip-In is a clip around the suture in place of a knot. We do not currently plan to release this product based on our assessment of economic viability.

PROJECT ACQUIRED THROUGH ACQUISITION FROM UROSURGE

The UroVive(TM) Microballoon System is a durable reversible microballoon system to treat stress urinary incontinence. It includes a microballoon, a delivery system, and a syringe filled with saline. The clinical data we acquired with this product was subsequently deemed not suitable for FDA submission, therefore, because of the expense necessary to fulfill the FDA requirements, we are not currently pursuing a U.S. launch. This product is being sold internationally and a next generation product will be available in the third quarter of 2001.

CERTAIN IMPORTANT FACTORS

Except for the historical information contained herein, the disclosures in this Form 10-Q are forward-looking statements made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks, and their impact on the success of our operations and our ability to achieve our goals, include the following:

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

ACTIONS RELATED TO REIMBURSEMENT FOR OUR PRODUCTS

We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of reimbursement. Our revenues depend largely on government health care programs and private health insurers reimbursing patients' medical expenses. Physicians, hospitals and other health care providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payors for the cost of the procedures using our products. If we are unable to obtain adequate levels of reimbursement from third-party payors outside of the United States, international sales of our products may decline. Many foreign markets have governmentally managed health care systems that govern reimbursement for new devices and procedures.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE HEDGING AND CURRENCY FLUCTUATIONS

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, and commodity price or equity price risk. We have not purchased options or entered into forward or futures contracts, except as required by our senior credit facility. See Note 6 in Notes to Consolidated Financial Statements included in this report.

Our operations outside of the United States are maintained in their local currency, except for our Israeli subsidiary, where the U.S. dollar serves as the functional currency. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at quarter-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholder's equity. Gains and losses on foreign currency transactions are included in operations and were not material in any period.


                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               There are no exhibits to this Quarterly Report on Form 10-Q.

          (b)  Reports on Form 8-K:

               No report on Form 8-K was filed by the Company during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AMERICAN MEDICAL SYSTEMS
                                       HOLDINGS, INC.


     May 4, 2001                    By /s/ Douglas W. Kohrs
--------------------------             -----------------------------------------
        Date                           Douglas W. Kohrs
                                       Chief Executive Officer


     May 4, 2001                    By /s/ Gregory J. Melsen
--------------------------             -----------------------------------------
        Date                           Gregory J. Melsen
                                       Vice President-Finance, and Chief
                                       Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)