Form 10-Q
period 2001-06-30
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2001-08-13
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         June 30, 2001

or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to ______________________

Commission File Number:                            30733

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC. (Exact name of registrant as specified in its charter)

Delaware	41-1978822

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10700 Bren Road West, Minnetonka, MN	55343

(Address of principal executive offices)	(Zip Code)

(952) 933-4666 (Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes No

     As of August 1, 2001, there were 31,561,615 shares of the registrant’s $.01 par value Common Stock outstanding.

INDEX

			Page(s)

Part I		FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and December 31, 2000
Statements of Operations for the three and six months ended June 30, 2001 and 2000 (Unaudited)
Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (Unaudited)
			3 4 5

		Notes to Consolidated Financial Statements (Unaudited)	6-9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18-19

Part II		OTHER INFORMATION

	Item 4.	Submission of Matters to a Vote of Security Holders	19

	Item 6.	Exhibits and Reports on Form 8-K	19

SIGNATURES			20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets Current assets:

Cash and cash equivalents	$5,375	$12,165

Accounts receivable, net	24,078	23,616

Inventories	11,080	9,674

Deferred taxes	5,475	4,366

Other current assets	521	1,684

Total current assets	46,529	51,505

Property, plant and equipment, net	23,719	24,773

Intangibles, net	99,657	97,731

Deferred income taxes	6,912	5,129

Investments and other assets	7,462	2,124

Total assets	$184,279	$181,262

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$3,374	$2,431

Accrued compensation expenses	14,056	13,306

Accrued warranty expense	7,816	7,548

Other accrued expenses	3,619	3,441

Current portion of notes payable	6,410	6,033

Total current liabilities	35,275	32,759

Long-term notes payable	35,065	38,459

Other long-term liabilities	1,503	—

Minority interest	521	521

Stockholders’ equity:

Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—

Common stock, par value $.01 per share; authorized 95,000,000 shares; issued and outstanding 28,008,256 shares for June 30, 2001	280	278

Additional paid-in capital	136,162	135,449

Deferred compensation	(694)	(996)

Accumulated other comprehensive loss	(2,636)	(1,073)

Accumulated deficit	(21,197)	(24,135)

Total stockholders’ equity	111,915	109,523

Total liabilities and stockholders’ equity	$184,279	$181,262

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Net sales	$28,438	$25,093	$55,986	$50,079

Cost of sales	5,787	5,785	11,184	11,515

Gross profit	22,651	19,308	44,802	38,564

Operating expenses:

Marketing and sales	11,211	10,019	22,620	19,883

General and administrative	3,077	2,935	5,803	5,629

Research and development	2,891	2,965	6,081	5,993

Transition and reorganization	—	1,000	—	1,000

Amortization of intangibles	2,361	2,010	4,561	4,001

Total operating expenses	19,540	18,929	39,065	36,506

Operating income	3,111	379	5,737	2,058

Royalty and other income	775	701	1,850	1,427

Interest expense, net	(1,016)	(2,237)	(2,043)	(4,081)

Income (loss) before income taxes	2,870	(1,157)	5,544	(596)

Income tax benefit (expense)	(1,336)	392	(2,606)	40

Net income (loss)	$1,534	($765)	$2,938	($556)

Earnings per share:

Basic	$0.05		$0.11

Diluted	$0.05		$0.10

Weighted average common shares:

Basic	27,938		27,876

Diluted	30,064		29,984

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)

	For the six months ended
	June 30,

	2001	2000

Cash flows from operating activities:

Net income (loss)	$2,938	($556)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	1,909	1,902

Amortization of intangibles	4,561	4,001

Deferred financing costs	135	—

Noncash pension charge	578	786

Noncash deferred compensation	235	191

Income tax benefit related to stock option plan	149	—

Change in net deferred taxes	1,994	(633)

Changes in operating assets and liabilities:

Accounts receivable	(916)	(1,382)

Inventories	(1,478)	(1,586)

Accounts payable and accrued expenses	1,852	(458)

Other assets	325	929

Net cash provided by operating activities	12,282	3,194

Cash flows from investing activities:

Purchase of property, plant and equipment	(855)	(1,150)

Purchase of businesses, net of cash acquired	(10,938)	(5,308)

Purchase of investments in technology	(4,500)	—

Purchase of other intangibles	—	(1,000)

Net cash used in investing activities	(16,293)	(7,458)

Cash flows from financing activities:

Issuance of common stock	633	82

Borrowings on long-term debt	—	4,700

Payments on long-term debt	(3,017)	(2,000)

Net cash provided by (used in) financing activities	(2,384)	2,782

Effect of exchange rates	(395)	(618)

Net decrease in cash and cash equivalents	(6,790)	(2,100)

Cash and cash equivalents at beginning of period	12,165	6,940

Cash and cash equivalents at end of period	$5,375	$4,840

Supplemental disclosure:

Cash paid for interest	$1,933	$3,833

Cash paid for taxes	$47	$5

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The consolidated financial statements included in this Form 10-Q have been prepared by American Medical Systems Holdings, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in Annual Report on Form 10-K as filed with the SEC.

The consolidated interim financial statements presented herein as of June 30, 2001, and for the three and six month periods then ended, reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2. Organization

American Medical Systems was founded in 1972. Pfizer Inc. acquired the business in 1985. In September 1998, a group of investors led by Warburg, Pincus Equity Partners, L.P., financed the purchase of the business assets from Pfizer. American Medical Systems Holdings, Inc., the current holding company, was formed in April 2000. The Company designs, develops, manufactures and markets specialty medical devices for patients suffering from incontinence, erectile dysfunction, and prostate disease.

The consolidated financial statements include the accounts of American Medical Systems Holdings, Inc. and its subsidiaries, after elimination of all significant intercompany transactions and accounts.

3. Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2001	2000

	(unaudited)
Raw materials	$2,590	$3,079

Work-in-process	3,077	2,699

Finished goods	8,167	7,036

Obsolescence reserve	(2,754)	(3,140)

	$11,080	$9,674

4. Industry Segment Information

Since its inception, the Company has operated in the single industry segment of developing, manufacturing and marketing medical devices.

The Company distributes its products through its direct sales force and independent sales representatives in the United States, Canada, and most of Europe. Additionally, the Company distributes its products through foreign independent distributors, primarily in Europe and Asia, who then market the products directly to medical institutions. No one customer or distributor accounted for 10% or more of the Company’s net sales for the three or six-month periods ended June 30, 2001 or June 30, 2000.

Total export sales from the U.S. to unaffiliated entities (primarily to Europe and payable in U.S. dollars) were $1,557,000 and $3,163,000 for the three and six-month periods ended June 30, 2001, compared to $1,598,000 and $2,819,000 for the three and six-month periods ended June 30, 2000. Foreign subsidiary sales are predominantly from customers in Western Europe. Substantially all of the Company’s foreign subsidiary assets are located in Western Europe.

At June 30, 2001 and December 31, 2000, consolidated accounts receivable included $7,846,000 and $7,200,000, respectively, due from customers located outside of the United States.

5. Investment in Technology

On January 5, 2001, the Company made a $3.0 million equity investment in Collagenesis Corp. At the time of the investment, Collagenesis was working with its existing debt holders to exchange its outstanding debt into equity and raise additional capital. Pursuant to the terms of the agreement with Collagenesis, the Company converted its equity position into a $3.0 million 10% Senior Subordinated Convertible Voting Promissory Note in April 2001. Each quarter the Company reviews the long-term viability of its investments. Generally accepted accounting principals require that investments such as the Company’s investment in Collagenesis be reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. The Company considers Collagenesis’s inability to raise additional capital and exchange its debt for equity such an event requiring such a review. Based on this review, the Company is uncertain of the probability or amount of possible impairment, if any, in its Collagenesis investment. Accordingly, the Company is currently carrying its Collagenesis investment at cost.

6. Adoption of Statement of Financial Standards No. 133

The Company adopted Statement of Financial Accounting Standards No. 133, as amended by SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities”, on January 1, 2001. SFAS 133 requires that all derivatives be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income (loss) (OCI) depending on the type of hedging instrument and the effectiveness of those hedges. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative loss adjustment to OCI of $712,000, after taxes, to recognize the fair value of its derivatives as of the date of adoption.

All of the derivatives used by the Company as hedges are highly effective as defined by SFAS 133 because all of the critical terms of the derivatives match those of the hedged items. All of the derivatives used by the Company have been designated as cash flow hedges at the time of adoption of SFAS 133. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in stockholders’ equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings. All derivatives are adjusted to their fair market values at the end of each quarter. Unrealized net gains and losses for cash flow hedges are recorded in OCI. The Company’s credit risk related to derivatives is considered low because they are entered into with only strong creditworthy counterparties.

As of June 30, 2001, all of the Company’s derivatives, designated as hedges, are interest rate swaps which qualify for evaluation using the short cut method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company hedged a portion of its original $65.0 million variable rate term note, as required by its senior credit facility, by entering into an interest rate swap agreement in which the Company agrees to exchange, at specified intervals, the calculated difference between the fixed interest rate of the swap and the variable interest rate on $30 million of debt. This interest rate swap agreement expires June 30, 2003. The Company expects that pre-tax losses totaling approximately $752,000, which are recorded in OCI at June 30, 2001 and represent the difference between the fixed rate of the swap agreement and variable interest of the term note, will be recognized within the next twelve month period as part of interest expense. At June 30, 2001, the fair value of the interest rate swap, based upon quoted market prices for contracts with similar maturities, was approximately $1,503,000. During the six-month period ended June 30, 2001, unrealized net losses totaling $1,059,000, after taxes, were recorded in OCI. Pre-tax realized losses of $206,000 were transferred to interest expense during the six- month period ended June 30, 2001.

7. Comprehensive Income (Loss)

Comprehensive income (loss) for the Company includes net income, changes in value on derivative financial instruments, and foreign currency translation. Comprehensive income for the six-month period ended June 30, was as follows:

	Six Months Ended June 30,

	2001	2000

Net income (loss)	$2,938	($556)

Cumulative effect of change in accounting principle for derivative and hedging activities (SFAS 133), net of taxes	(712)	—

Net loss on derivative financial instruments, net of taxes	(347)	—

Amounts reclassified to interest expense during the period from derivative and hedging activities, net of taxes	127	—

Foreign currency translation adjustments	(631)	37

Comprehensive income (loss)	$1,375	($519)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations and financial condition for the three and six month periods ended June 30, 2001, compared with the three and six month periods ended June 30, 2000, and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

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

Results of Operations

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

Net Sales

Net sales increased $3.3 million, or 13.4%, from $25.1 million in the second quarter of 2000 to $28.4 million in the second quarter of 2001. Of this increase, 67.6% was attributable to incontinence product sales, which increased 22.3% in the second quarter of 2001 versus the same period in 2000. Erectile dysfunction sales increased 10.2% in the second quarter of 2001 versus the comparable period in 2000 due to volume increases and a shift of product mix to higher priced products coupled with selected price increases. Prostate disease products sales decreased 13.0% in the second quarter of 2001 versus the same period in 2000 as customers rebuilt inventories in the year ago period.

Net sales in the United States increased $3.2 million, or 15.9%, from $20.1 million in the second quarter of 2000 to $23.3 million in the same period in 2001. This increase is attributable to higher sales in both the erectile dysfunction and incontinence product lines.

Foreign net sales increased $155,000, or 3.1%, from $5.0 million in the second quarter of 2000 to $5.2 million in the same period in 2001. Higher sales in the incontinence product line was offset by lower sales in both the erectile dysfunction and prostate product lines. The net increase in sales was negatively impacted by currency translation of approximately $200,000 in the second quarter of 2001 versus the same period in 2000.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased from 23.1% in the second quarter of 2000 to 20.3% in the same period in 2001. Cost of sales in 2001 benefited from improved manufacturing efficiencies and higher volumes of production in a relatively fixed-cost manufacturing plant.

Marketing and Sales

Marketing and sales costs increased $1.2 million, or 11.9%, from $10.0 million in the second quarter of 2000 to $11.2 million in the same period in 2001. These cost increases are attributable to higher sales commissions supporting the increase in sales and marketing and sales expenses associated with training programs and materials, promotional literature and advertising necessary to launch new products.

General and Administrative

General and administrative costs increased $142,000 or 4.8% in the second quarter of 2001 versus the same period in 2000. The increase is attributable to bad debt expense which increased $90,000 in the second quarter of 2001 versus the same period in 2000, and severance costs for Israeli employees which were approximately $250,000 in 2001. These cost increases were offset by lower spending in information technology and legal activities.

Research and Development

Research and development costs decreased $74,000, or 2.5%, from $3.0 million in the second quarter of 2000 to $2.9 million in the same period in 2001.

Transition and Reorganization

In the second quarter of 2000, an assessment was completed of management personnel needs. Transition and reorganization costs of $1.0 million were incurred as a result of this review. These costs primarily related to employee termination benefits.

Amortization of Intangibles

Amortization of intangibles increased $351,000, or 17.5%, from $2.0 million in the second quarter of 2000 to $2.4 million in the same period in 2001. The increase is attributable to additional amortization of intangibles related to milestone payments and contingent purchase price payments following the Influence acquisition.

Royalty and Other Income

We license our stent delivery technology to a former subsidiary of Pfizer for medical use outside of the urology field. We entered into this agreement in September 1998 in connection with our acquisition from Pfizer. All of our royalty income is from this license.

Royalty and other income increased $74,000, or 10.6%, from $701,000 in the second quarter of 2000 to $775,000 in the same period in 2001.

Interest Expense

Net interest expense decreased $1.2 million or 54.6%, from $2.2 million in the second quarter of 2000 to $1.0 million in the same period in 2001. Average borrowings under notes payable were $61.8 million lower in the second quarter of 2001 versus the same period in 2000. A portion of the benefit from lower borrowing levels was offset by higher interest rates as our debt is no longer guaranteed by a major shareholder.

Income Tax Benefit (Expense)

Income tax expense increased $1.7 million in the second quarter of 2001 compared to the same period in 2000 as income before income taxes in 2001 was $2.9 million compared to a loss before income tax benefits of $1.2 million in 2000. Effective tax rate comparisons between 2000 and 2001 are not meaningful as permanent non-deductible expenses are abnormally high in comparison to income (loss) before income taxes in both 2000 and 2001.

Net Income

Net income was $1.5 million in the second quarter of 2001, versus a net loss of $765,000 in the same period in 2000. The increase in net income resulted from the increase in revenues described above while maintaining control over our operating costs.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Net sales

Net sales increased $5.9 million, or 11.8%, from $50.1 million in the first six months of 2000 to $56.0 million in the first six months of 2001. Of this increase, 71.9% was attributable to incontinence product sales. Erectile dysfunction sales increased 6.1% due to a 5% volume increase and a shift of product mix to higher-priced products coupled with selected price increases. Prostate disease products sales increased 3.3% in the first six months of 2001 versus the same period in 2000.

Net sales in the United States increased $5.5 million from $40.2 million in the first six months of 2000 to $45.7 million in the first six months of 2001. Of this increase, $3.5 million was attributable to increased sales of incontinence products and $2.0 million from increased sales of erectile dysfunction products.

Foreign net sales increased $400,000 from $9.9 million in the first six months of 2000 to $10.3 million in the first six months of 2001. Increased sales of incontinence products were offset by lower sales of erectile dysfunction products. The net increase in foreign sales was negatively impacted by currency translation of approximately $500,000 in the first six months of 2001 versus the same period in 2000.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales decreased from 23.0% in the first six months of 2000 to 20.0% in the same period in 2001. Cost of sales in 2001 benefited from improved manufacturing efficiencies and higher volumes of production in a relatively fixed-cost manufacturing plant.

Marketing and Sales

Marketing and sales costs increased $2.7 million, or 13.8%, from $19.9 million in the first six months of 2000 to $22.6 million in the same period in 2001. These cost increases are attributable to higher sales commissions supporting the increase in sales and marketing and sales expenses associated with training programs and materials, promotional literature and advertising necessary to launch new products.

General and Administrative

General and administrative costs increased $174,000 or 3.1% in the first six months of 2001 versus the same period in 2000. The increase is attributable to bad debt expense which increased $180,000 in the first six months of 2001 versus the same period in 2000, and severance costs for Israeli employees which were approximately $250,000 in 2001. These cost increases were offset by lower spending in information technology and legal activities.

Research and Development

Research and development costs decreased $88,000, or 1.5%, from $6.0 million in the first six months of 2000 to $6.1 million in the same period in 2001.

Transition and Reorganization

In the first six months of 2000, an assessment was completed of management personnel needs. Transition and reorganization costs of $1.0 million were incurred as a result of this review. These costs primarily related to employee termination benefits.

Amortization of Intangibles

Amortization of intangibles increased $560,000, or 14.0%, from $4.0 million in the first six months of 2000 to $4.6 million in the same period in 2001. The increase is attributable to additional amortization of intangibles related to milestone payments and contingent purchase price payments following the Influence acquisition.

Royalty and Other Income

Royalty and other income increased $423,000, or 29.6%, from $1.4 million in the first six months of 2000 to $1.9 million in the same period in 2001. The increase is mainly due to a non-recurring payment of $375,000 we received in the first six months of 2001 representing reimbursement to resolve a quality issue with a materials suppler dating back to the fourth quarter of 1999.

Interest Expense

Net interest expense decreased $2.0 million, or 50.1%, from $4.1 million in the first six months of 2000 to $2.0 million in the same period in 2001. Average borrowings under notes payable were $59.75 million lower in the first six months of 2001 versus the same period in 2000. A portion of the benefit from lower borrowing levels was offset by higher interest rates as our debt is no longer guaranteed by a major shareholder.

Income Tax Benefit (Expense)

Income tax expense increased $2.6 million in the first six months of 2001 compared to the same period in 2000 as income before income taxes in 2001 was $5.6 million compared to a loss before income tax benefits of $596,000 in 2000. Effective tax rate comparisons between 2000 and 2001 are not meaningful as permanent non-deductible expenses are abnormally high in comparison to income (loss) before income taxes in both 2000 and 2001.

Net Income (Loss)

Net income was $2.9 million in the first six months of 2001, versus a net loss of $556,000 in the same period in 2000. The increase in net income resulted from the increase in revenues described above while maintaining control over our operating costs.

Liquidity and Capital Resources

Cash and cash equivalents were $5.4 million as of June 30, 2001 as compared to $12.2 million as of December 31, 2000. The net decrease in cash and cash equivalents is due to cash flows used in investing and financing activities being partially offset by cash provided from operations, as described below.

Cash flows from operating activities

In the first six months of 2001, our operations provided $12.3 million of cash as compared to $3.2 million in the first six months of 2000. Our net income plus depreciation and amortization of intangibles provided $9.4 million of cash in the first six months of 2001 versus $5.3 million in the first six months of 2000. Our income tax expense of $2.6 million in 2001 was mostly offset by tax loss carryforwards included in deferred tax assets. In the first six months of 2001, accounts receivable and inventories increased $2.4 million due to higher sales in the first half of 2001 and inventories being built to support product rollouts in the last half of 2001. Accounts payable and accrued expenses increased $1.9 million in the first six months of 2001 due to higher payable levels related to higher inventory levels and increased compensation accruals for bonuses, commissions, and pension liability.

Cash flows from investing activities

In an effort to secure a more dependable supply of cadaveric dermis tissue, on January 5, 2001, we made a $3.0 million equity investment in Collagenesis Corp. At the time of the investment, Collagenesis was working with its existing debt holders to exchange its outstanding debt into equity and raise additional capital. Pursuant to the terms of our agreement with Collagenesis, we converted our equity position into a $3.0 million 10% Senior Subordinated Convertible Voting Promissory Note in April 2001. Each quarter we review the long-term viability of investments. Generally accepted accounting principals require that investments, such as our investment in Collagenesis, be reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. We consider Collagenesis’s inability to raise additional capital and exchange its debt for equity an event requiring such a review. Based on our review, we are uncertain of the probability or possible amount of impairment, if any, in our Collagenesis investment. Accordingly, we are currently carrying our Collagenesis investment at cost.

In the first six months of 2001, we paid additional contingent purchase price payments and milestone payments of $10.9 million relating to the acquisition of Influence. We also made $1.5 million of milestone payments to InjecTx.

Cash flows from financing activities

In the first six months of 2001, we received $633,000 from issuance of common stock related to our Employee Stock Purchase Plan and exercise of options issued under our Equity Incentive Plan. On March 30 and June 30, 2001, we made a quarterly principal payment of $1.5 million on our senior credit facility.

On July 2, 2001, we received approximately $54.0 million related to the completion of a follow-on public stock offering, in which we sold 3,500,000 shares of common stock, and Warburg Pincus, our principal shareholder, sold 3,500,000 shares. With these proceeds, we have made an approximate $11.5 million prepayment on our term debt under our senior credit facility. We also plan to repay approximately $10 million of additional term debt under this credit facility later in 2001 with either proceeds from the follow-on public offering or cash from operations, or a combination of both. Based on June 30, 2001 balances, we would incur a one-time, pre-tax expense of approximately $500,000 for termination fees under an interest rate swap agreement, which covers a portion of the term debt that we plan to repay, if and when we repaid the $10 million of term debt that we plan to repay later in 2001. The actual amount of the termination fee will be based on the remaining term of the swap agreement and prevailing interest rates at the time of repayment and could be higher or lower than $500,000. Following repayment of $21.5 million of term debt, we will have approximately $20 million of term debt outstanding subject to the swap agreement and an unused $15 million revolving line of credit.

Cash commitments

During the first quarter of 2001, we reached settlement with Boston Scientific Corporation on all outstanding patent disputes. As a result of this settlement, our acquisition agreement with the former shareholders of Influence obligated us to make additional cash purchase price payments of approximately $7.9 million which we paid in April 2001. This contingent purchase price payment is net of related costs of $2.1 million. These settlement costs represent contingent purchase price payments and have been recorded as goodwill.

On January 1, 2002 we plan to terminate the AMS Retirement Annuity Plan and expect to distribute the plan’s assets to participants in the first quarter 2002. We expect to make an approximate $2.8 million additional cash payment to the plan prior to distribution of the assets. The ultimate amount of this additional cash payment is dependent upon the 30-year Treasury Rate and the prevailing annuity purchase rate on November 20, 2001. We further expect to record a net pre-tax gain of approximately $3.4 million as other income between the fourth quarter of 2001 and the first quarter of 2002 due to plan termination.

We also expect to implement a new profit sharing plan in 2002 whereby contributions to the plan will vary based upon company performance and will be allocated to participants based on compensation. While the contribution will be variable, we expect that initially the profit sharing contribution will approximate our historical AMS Retirement Annuity Plan expense at current income levels. We estimate that our pension expense in 2001 will be approximately $1.3 million.

We believe that funds generated from operations, together with the net proceeds of the offering and funds available under our senior credit facility will be sufficient to finance our current operations and planned capital expenditure requirements for at least the next 12 months.

Acquired In-Process Research and Development

In connection with our acquisitions of technologies during 1999, we conducted a valuation of the intangible assets acquired. Based on this valuation, we assigned $7.4 million to acquired in-process research and development resulting in a one-time charge to 1999 earnings. A brief description of the status of our acquired in-process research and development projects is set forth below:

The InVance Male Sling System, formerly Straight-In, is a male sling fixation system. We launched the initial version of this product in mid-2000. The second design iteration and high volume production tooling have been completed. The product has 510(k) clearance. We introduced an improved version of this product to the market in the first half of 2001 and plan to introduce a next generation at the end of 2001.

The TransFix Sutureless Sling Fixation System, formerly Staple-Tac, is a pull-in anchoring system that is sutureless. Development on this product is nearly complete. The product is currently being evaluated in a limited market release to ensure broad acceptance by urologists. The product has 510(k) clearance and we currently plan to launch it upon the successful completion of our test release.

The No-Tac, a next generation female sling system, does not require a bone screw in the pubic bone. We currently estimate that this product is 95% complete. At the time of the acquisition, we estimated this product would be released in late 2000. We submitted a
510(k) for this product in the second quarter of 2001 and expect to perform initial U.S. cases on a controlled basis before the end of 2001. Based on the outcome of these cases, we will decide on appropriate launch plans.

The Flast is a device used to harvest human fascia lata tissue for a sling procedure. Our assessment of the economic viability has caused us to postpone further project development and the release of any future product.

NexTus is a soft tissue-anchoring device. We received 510(k) clearance for this device in the second quarter of 2001. We are now clinically evaluating the product with a select physician group. Our launch plans will depend on both the clinical success with the product and our ability to manufacture the product economically.

The Clip-In is a clip around the suture in place of a knot. We do not currently plan to release any future product based on our assessment of economic viability.

The UroVive Microballoon System is a durable reversible microballoon system to treat stress urinary incontinence. It includes a microballoon, a delivery system, and a syringe filled with saline. The clinical data we acquired with this product was subsequently deemed not suitable for FDA submission. Because of the expense necessary to meet the FDA requirements, we are not currently pursuing a U.S. launch. This product is being sold internationally and a next generation is currently under development.

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

Increased Supply of Sling Material

We provide human cadaveric tissue as a service in conjunction with the sale of our sling procedure kits for urinary incontinence. Currently, the available supply of human tissue is not sufficient to meet demand. In June 2001, we entered into a new agreement with our supplier of cadaveric dermal tissue which we believe will increase our supply of tissue. If this agreement proves inadequate, or we are unable to purchase enough dermal tissue, sales of our sling procedure kits could decline.

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

Our operations outside of the United States are maintained in their local currency, except for our Israeli subsidiary, where the U.S. dollar serves as the functional currency. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at quarter-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholder’s equity. Gains and losses on foreign currency transactions are included in operations and were not material in any period.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	Our annual meeting of stockholders was held on May 8, 2001.

(b)	Not required. We solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management’s nominees for directors as listed in the proxy statement and our stockholders elected all of these nominees at the annual meeting.

(c)	At the annual meeting, our stockholders were presented with and asked to vote upon a proposal to elect two directors to serve for the next three years or until their successors are elected and duly qualified. The two nominees for directors, both incumbent directors, were elected at the annual meeting to serve for three-year terms expiring in 2004. The names of these nominees for directors and voting results are as follows:

	Votes	Votes	Votes	Broker
Name	For	Against	Withheld	Non-Votes
David W. Stassen	14,959,730	0	30,163	0

James T. Treace	14,959,730	0	30,163	0

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

There are no exhibits to this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K:

No report on Form 8-K was filed by the Company during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

8/13/01	By /s/ Douglas W. Kohrs

Date	Douglas W. Kohrs

Chief Executive Officer

8/13/01	By /s/ M. James Call

Date	M. James Call

Executive Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)