Form 10-Q
period 2001-09-29
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2001-11-13
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 30733

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1978822 (I.R.S. Employer Identification No.)

10700 Bren Road West, Minnetonka, MN (Address of principal executive offices)	55343 (Zip Code)

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

[ X ] Yes [   ] No

     As of November 1, 2001, there were 31,904,426 shares of the registrant’s $.01 par value Common Stock outstanding.

INDEX

Part I.	FINANCIAL INFORMATION	Page(s)

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 29, 2001 (Unaudited) and December 31, 2000	3

	Statements of Operations for the three and nine months ended September 29, 2001 and 2000 (Unaudited)	4

	Statements of Cash Flows for the nine months ended September 29, 2001 and 2000 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6 - 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Part II	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	19

Item 6.	Exhibits and Reports on Form 8-K	19

SIGNATURES		20

EXHIBIT INDEX		21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 29,	December 31,
Assets	2001	2000

	(Unaudited)
Current assets:

Cash and cash equivalents	$49,350	$12,165

Accounts receivable, net	24,428	23,616

Inventories	13,218	9,674

Deferred taxes	5,124	4,366

Other current assets	1,820	1,684

Total current assets	93,940	51,505

Property, plant and equipment, net	23,598	24,773

Goodwill, net	78,539	70,810

Intangibles, net	21,930	26,921

Deferred income taxes	8,571	5,129

Investments and other assets	6,801	2,124

Total assets	$233,379	$181,262

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$2,068	$2,431

Accrued compensation expenses	14,275	13,306

Accrued warranty expense	7,803	7,548

Other accrued expenses	5,741	3,441

Current portion of notes payable	4,909	6,033

Total current liabilities	34,796	32,759

Long-term notes payable	24,000	38,459

Other long-term liabilities	2,016	—

Minority interest	—	521

Stockholders’ equity:

Common stock, par value $.01 per share; authorized 95,000,000 shares; issued and outstanding 29,519,993 voting shares and 2,372,941 non-voting shares for September 29, 2001; 16,166,887 voting shares and 11,597,941 non-voting shares for December 31, 2000	318	278

Additional paid-in capital	194,194	135,449

Deferred compensation	(565)	(996)

Accumulated other comprehensive loss	(2,190)	(1,073)

Accumulated deficit	(19,190)	(24,135)

Total stockholders’ equity	172,567	109,523

Total liabilities and stockholders’ equity	$233,379	$181,262

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended

	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

Net sales	$28,637	$23,539	$84,623	$73,618

Cost of sales	5,438	4,911	16,622	16,426

Gross profit	23,199	18,628	68,001	57,192

Operating expenses:

Marketing and sales	10,732	9,059	33,352	28,942

General and administrative	2,646	3,105	8,449	8,734

Research and development	3,046	3,021	9,127	9,014

Transition and reorganization	1,000	—	1,000	1,000

Amortization of intangibles	2,356	2,234	6,917	6,235

Total operating expenses	19,780	17,419	58,845	53,925

Operating income	3,419	1,209	9,156	3,267

Royalty and other income	692	801	2,542	2,228

Interest expense, net	(369)	(1,823)	(2,412)	(5,904)

Income (loss) before income taxes	3,742	187	9,286	(409)

Income tax expense	(1,735)	(535)	(4,341)	(495)

Net income (loss)	$2,007	($348)	$4,945	($904)

Earnings per share:

Basic	$0.06	($0.02)	$0.17	($0.06)

Diluted	$0.06	($0.02)	$0.16	($0.06)

Weighted average common shares:

Basic	31,491	14,056	29,101	14,056

Diluted	34,193	14,056	31,631	14,056

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

(In thousands, except share data)
(Unaudited)

	For the nine months ended

	September 29,	September 30,
	2001	2000

Cash flows from operating activities:

Net income (loss)	$4,945	($904)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	2,755	2,817

Amortization of intangibles	6,917	6,251

Deferred financing costs	203	107

Noncash pension charge	890	1,295

Noncash deferred compensation	344	318

Noncash transition and reorganization	747	—

Income tax benefit related to stock option plan	175	—

Change in net deferred taxes	(882)	726

Changes in operating assets and liabilities:

Accounts receivable	(930)	(1,836)

Inventories	(3,703)	(98)

Accounts payable and accrued expenses	2,223	(2,253)

Other assets	(311)	239

Net cash provided by operating activities	13,373	6,662

Cash flows from investing activities:

Purchase of property, plant and equipment	(1,580)	(1,310)

Purchase of business	(13,653)	(4,111)

Purchase of investments in technology	(4,500)	—

Purchase of other intangibles	—	(3,135)

Net cash used in investing activities	(19,733)	(8,556)

Cash flows from financing activities:

Issuance of common stock	57,950	63,306

Borrowings on long-term debt	—	4,700

Payments on long-term debt	(15,583)	(60,000)

Net cash provided by (used in) financing activities	42,367	8,006

Effect of exchange rates	1,178	(944)

Net increase in cash and cash equivalents	37,185	5,168

Cash and cash equivalents at beginning of period	12,165	6,940

Cash and cash equivalents at end of period	$49,350	$12,108

Supplemental disclosure:

Cash paid for interest	$2,744	$6,331

Cash paid for taxes	$2,075	$50

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

     The consolidated financial statements included in this Form 10-Q have been prepared by American Medical Systems Holdings, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements and does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in Annual Report on Form 10-K as filed with the SEC.

     The consolidated interim financial statements presented herein as of September 29, 2001, and for the three and nine-month periods then ended, reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2. Organization

     American Medical Systems was founded in 1972 and was acquired by Pfizer Inc. in 1985. In September, 1998, a group of investors led by Warburg Pincus Equity Partners, L.P., purchased of the business assets from Pfizer Inc. American Medical Systems Holdings, Inc., the current holding company, was formed in April 2000. The Company designs, develops, manufactures and markets specialty medical devices for patients suffering from incontinence, erectile dysfunction, and prostate disease.

     The consolidated financial statements include the accounts of American Medical Systems Holdings, Inc. and its subsidiaries.

3. Inventories

     Inventories consist of the following (in thousands):

	September 29,	December 31,
	2001	2000

	(unaudited)
Raw materials	$3,400	$3,079

Work-in-process	1,968	2,699

Finished goods	10,622	7,036

Allowance for obsolescence	(2,772)	(3,140)

	$13,218	$9,674

4. Industry Segment Information

     Since its inception, the Company has operated in the single industry segment of developing, manufacturing and marketing medical devices.

     The Company distributes its products through its direct sales force in the United States, Canada, and most of Europe and through distributors in other countries. No one customer or distributor accounted for 10% or more of the Company’s net sales for the three or nine-month periods ended September 29, 2001, or September 30, 2000.

     Total export sales from the United States to unaffiliated entities (primarily to Europe and payable in U.S. dollars) were $1,118,000 and $4,281,000 for the three and nine-month periods ended September 29, 2001, respectively, compared to $1,043,000 and $3,750,000 for the three and nine-month periods ended September 30, 2000. Foreign subsidiary sales are predominantly from customers in Western Europe. Substantially all of the Company’s foreign subsidiary assets are located in Western Europe.

     At September 29, 2001 and December 31, 2000, consolidated accounts receivable included $7,274,000 and $7,200,000 due from foreign customers.

5. Investment in Technology

     On January 5, 2001, the Company made a $3.0 million equity investment in Collagenesis Corp. At the time of the investment, Collagenesis was working with its existing debt holders to exchange its outstanding debt into equity and raise additional capital. Pursuant to the terms of the agreement with Collagenesis, the Company converted its equity position into a $3.0 million 10% Senior Subordinated Convertible Voting Promissory Note in April 2001. Each quarter the Company reviews the long-term viability of its investments. Generally accepted accounting principles require that investments such as the Company’s investment in Collagenesis be reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. The Company considers Collagenesis’s inability to raise additional capital and exchange its debt for equity such an event requiring such a review. Based on this review, the Company is uncertain of the probability or amount of possible impairment, if any, in its Collagenesis investment. Accordingly, the Company is currently carrying its Collagenesis investment at cost.

6. Adoption of Statement of Financial Standards No. 133

     The Company adopted Statement of Financial Accounting Standards No. 133, as amended by SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. SFAS 133 requires that all derivatives be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income (loss) (OCI) depending on the type of hedging instrument and the effectiveness of those hedges. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative loss adjustment to OCI of $712,000, after taxes, to recognize the fair value of its derivatives as of the date of adoption.

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

     As of September 29, 2001, all of the Company’s derivatives, designated as hedges, are interest rate swaps which qualify for evaluation using the short cut method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company hedged a portion of its original $65.0 million variable rate term note, as required by its senior credit facility, by entering into an interest rate swap agreement in which the Company agrees to exchange, at specified intervals, the calculated difference between the fixed interest rate of the swap and the variable interest rate on a portion of its debt. This interest rate swap agreement expires June 30, 2003. The Company expects that pre-tax losses totaling approximately $1,152,000, which are recorded in OCI at September 29, 2001 and represent the difference between the fixed rate of the swap agreement and variable interest of the term note, will be recognized within the next twelve months as part of interest expense. At September 29, 2001, the fair value of the interest rate swap, based upon quoted market prices for contracts with similar maturities, was approximately $2,016,000. During the nine-months ended September 29, 2001, unrealized net losses totaling $1,707,000, after taxes, were recorded in OCI. Pre-tax realized losses of $457,000 were transferred to interest expense.

7. New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $4.0 million ($0.10 to $0.12 per share) starting in fiscal year 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of December 30, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. Under the new rule, a single accounting model is established for long-lived assets to be disposed of by sale. In addition, implementation issues are resolved in regards to previously issued statements. The Company does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

7. Change in Accounting Periods

     Effective January 1, 2001, the Company changed its fiscal year end from a calendar year ending on December 31 to a 52 or 53-week fiscal year ending on the Saturday nearest December 31. Accordingly, the 2001 fiscal year will end on December 29, 2001, whereas previous fiscal years ended on December 31. The effect of this change was not material to the Company’s financial condition or results of operations. No report was filed to cover the transition period as activity during this period was deemed to be immaterial. All fiscal quarters will end on the Saturday nearest the end of the calendar quarter.

8. Comprehensive Income (Loss)

     Comprehensive income (loss) for the Company includes net income, changes in value on derivative financial instruments, and foreign currency translation. Comprehensive income for the nine-month period ended September 29, 2001 and September 30, 2000, was as follows:

	Nine Months Ended

	September 29, 2001	September 30, 2000

Net income (loss)	$4,945	($904)

Cumulative effect of change in accounting principle for derivative and hedging activities (SFAS 133), net of taxes	(712)	—

Net loss on derivative financial instruments, net of taxes	(995)	—

Amounts reclassified to interest expense during the period from derivative and hedging activities, net of taxes	457	—

Foreign currency translation adjustments	133	(389)

Comprehensive income (loss)	$3,828	($1,293)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of the results of operations and financial condition for the three and nine-month periods ended September 29, 2001, compared with the three and nine-month periods ended September 30, 2000, and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

Results of Operations

Three Months Through September 29, 2001 Compared to the Three Months Through September 30, 2000

Net Sales

     Net sales increased $5.1 million, or 21.7%, from $23.5 million in the third quarter of 2000 to $28.6 million in the third quarter of 2001. Incontinence sales increased 19% due to greater penetration of existing products and the launch of the Male Sling and SPARC™ products. Erectile dysfunction sales increased 25.7% compared to 2000 due to volume increases, the launch of Inhibizone™, and selected price increases. Prostate disease products sales increased 8.6% in the third quarter of 2001 versus the same period in 2000 due to both volume and price increases.

     Sales in the United States increased $4.8 million, or 24.1%, from $19.7 million in the third quarter of 2000 to $24.5 million in the same period in 2001. This increase is attributable to higher sales in all product lines resulting from volume increases, price increases and the launch of Inhibizone and SPARC.

     Foreign sales increased $350,000, or 9.2%, from $3.8 million in the third quarter of 2000 to $4.2 million in the same period in 2001. Higher sales were recorded in the incontinence and erectile dysfunction product lines. The net increase in sales was negatively impacted by currency translation of approximately $154,000 in the third quarter of 2001 versus the same period in 2000.

Cost of Goods Sold

     Cost of goods sold in the period increased to approximately 10.3% of the sales increase from the comparable period last year as a result of higher labor and raw materials costs to support the higher volume production.

Operating Expenses

     Marketing and selling costs increased $1.7 million, or 18.5%, from $9.0 million in the third quarter of 2000 to $10.7 million in the same period in 2001. These cost increases are partially attributable to a $370,000 increase in sales commissions supporting the increase in sales and marketing and sales expenses associated with training programs, strategy and promotional activities supporting recently launched new products.

     General and administrative costs decreased $459,000 or 14.7%, from $3.1 million in the third quarter of 2000 versus $2.6 million in the same period in 2000. Most of this decrease is attributable to a $350,000 reduction in legal expense due to the settlement of certain litigation with Boston Scientific Corporation and reduced expenditures on information technology activities.

     In the third quarter of 2001, an assessment was completed of management personnel needs. Transition and reorganization costs of $1.0 million were recorded for employee termination costs.

     Amortization of intangibles increased $122,000, or 5.5%, from $2.2 million in the third quarter of 2000 to $2.4 million in the same period in 2001. The increase is attributable to additional amortization of intangibles related to milestone payments and contingent purchase price payments made throughout 2000 and early 2001 in conjunction with the Influence acquisition.

Royalty and Other Income

     We license our stent delivery technology to a former subsidiary of Pfizer for medical use outside of the urology field. Receipts from this royalty license are based on sales of applicable products and are variable. We entered into this agreement in September 1998 in connection with our acquisition from Pfizer. All of our royalty income is from this license.

Interest Expense

     Net interest expense decreased from 2000 because average borrowings under notes payable were $36.4 million lower in the third quarter of 2001 than the comparable period in 2000. Interest income was $450,000 in 2001 due to investment of receipts from our follow-on common stock offering completed in July 2001. Interest income was $230,000 in 2000 due to the investment of receipts from our initial public offering completed in August 2000.

Income Tax Expense

     Income tax expense increased $1.2 million in the third quarter of 2001 compared to the same period in 2000 as income before income taxes in 2001 was $3.7 million compared to income before income taxes of $187,000 in 2000. Effective tax rate comparisons between periods are not meaningful, as permanent non-deductible expenses are abnormally high in comparison to income before income taxes in both 2001 and 2000.

Net Income (Loss)

     Net income was $2.0 million in the third quarter of 2001, versus a net loss of $348,000 in the same period in 2000. The increase in net income resulted from the increase in revenues described above while maintaining control over our operating costs.

Nine Months Through September 29, 2001 Compared to the Nine Months Through September 30, 2000

Net sales

     Net sales increased $11.0 million, or 14.9%, from $73.6 million in the first nine months of 2000 to $84.6 million in the first nine months of 2001. Of this increase, 56.3%, or $6.2 million, was attributable to growth across all the major products within our incontinence product line.

     Incontinence sales increased 20.1% due to greater penetration of existing products and the launch of the Male Sling and SPARC products. Erectile dysfunction sales increased 12.1% due to volume increases, the launch of Inhibizone, and selected price increases. Prostate disease products sales increased 4.6% in the first nine months of 2001 versus the same period in 2000.

     Sales in the United States increased $10.4 million from $59.8 million in the first nine months of 2000 to $70.2 million in the first nine months of 2001. Of this increase, $5.5 million was attributable to increased sales of incontinence products and $4.8 million from increased sales of erectile dysfunction products.

     Foreign sales increased $622,000 from $13.8 million in the first nine months of 2000 to $14.5 million in the first nine months of 2001. The net increase in foreign sales was negatively impacted by currency translation of approximately $692,000 in the first nine months of 2001 versus the same period in 2000. Increased sales on incontinence products along with sales from the recently launched SPARC sling system and Prostaject™ were offset by slightly lower sales of erectile disfunction products.

Cost of Goods Sold

     Cost of goods sold as a percentage of net sales decreased from 22.3% in the first nine months of 2000 to 19.6% in the same period in 2001. Cost of sales in 2001 benefited from higher volumes of production to support higher sales while producing in a relatively fixed-cost manufacturing plant.

Operating Expenses

     Marketing and selling costs increased $4.4 million, or 15.2%, from $28.9 million in the first nine months of 2000 to $33.4 million in the same period in 2001. These cost increases are partially attributable to a $1.1 million increase in sales commissions supporting the increase in sales and marketing and sales expenses associated with training programs and materials, promotional literature and advertising necessary to launch new products.

     General and administrative costs decreased $285,000, or 3.3%, from $8.7 million in the first nine months of 2000 to $8.4 million in the same period in 2001. Most of this decrease is attributable to lower spending in information technology and legal activities. Offsetting these decreases were severance and retention costs for Israeli employees which were approximately $300,000 in 2001.

     In the first nine months of 2000 and 2001 assessments were completed of management personnel needs. Transition and reorganization costs of $1.0 million were incurred for employee termination benefits.

     Amortization of intangibles increased $682,000, or 10.9%, from $6.2 million in the first nine months of 2000 to $6.9 million in the same period in 2001. The increase is attributable to additional amortization of intangibles related to milestone payments and contingent purchase price payments following the Influence acquisition. Substantially all potential milestone payments and all contingent purchase price payments relating to the Influence acquisition have been made.

Royalty and Other Income

     We license our stent delivery technology to a former subsidiary of Pfizer for medical use outside of the urology field. Receipts from this royalty license are base on sales of applicable products and are variable. We entered into this agreement in September 1998 in connection with our acquisition from Pfizer. All of our royalty income is from this license.

     Royalty and other income increased $314,000 in 2001 compared to 2000. The increase is mainly due to a non-recurring payment of $375,000 we received in 2001 representing reimbursement to resolve a quality issue with a materials suppler dating back to the fourth quarter of 1999. Exclusive of this payment, royalty and other income decreased $61,000 or 2.7%.

Interest Expense

     Net interest expense decreased for 2001 because average borrowings under notes payable were $52.1 million lower in 2001 than the comparable period in 2000. A portion of the benefit from lower borrowing levels was offset by higher interest rates, as our debt is no longer guaranteed by a major shareholder. Interest income was $550,000 in 2001 due to investment of receipts from our follow-on common stock offering completed in July 2001. Interest income was $265,000 in 2000 due to the investment of receipts from our initial public offering completed in August 2000.

Income Tax Benefit

     Income tax expense increased $3.8 million in the first nine months of 2001 compared to the same period in 2000 as income before income taxes in 2001 was $9.3 million compared to a loss before income tax benefits of $409,000 in 2000. Effective tax rate comparisons between 2000 and 2001 are not meaningful as permanent non-deductible expenses are abnormally high in comparison to income (loss) before income taxes in both 2000 and 2001.

Net Income (Loss)

     Net income was $4.9 million in the first nine months of 2001, versus a net loss of $904,000 in the same period in 2000. The increase in net income resulted from the increase in revenues described above while maintaining control over our operating costs.

Liquidity and Capital Resources

     Cash and cash equivalents were $49.4 million as of September 29, 2001 as compared to $12.2 million as of December 31, 2000. The net increase in cash and cash equivalents is due to cash flows provided by operation and financing activities and partially offset by investing activities as described below.

Cash flows from operating activities

     In the first nine months of 2001, our operations provided $13.4 million of cash as compared to $6.7 million in the first nine months of 2000. Our net income plus depreciation and amortization of intangibles provided $14.6 million of cash in the first nine months of 2001 versus $8.2 million in the first nine months of 2000. We incurred a non-cash expense of $747,000 due to the acceleration of stock option vesting for a terminated employee. Our income tax expense of $4.3 million in 2001 was partially offset by tax loss carryforwards included in deferred tax assets. In the first nine months of 2001, accounts receivable and inventories increased $4.6 million due to higher sales in the first half of 2001 and inventories being built to support product rollouts in the last half of 2001. Accounts payable and accrued expenses increased $2.2 million in the first nine months of 2001 due to higher payable levels related to higher inventory levels and increased compensation accruals for bonuses, commissions, and pension liability.

Cash flows from investing activities

     In an effort to secure a more dependable supply of cadaveric dermis tissue, on January 5, 2001, we made a $3.0 million equity investment in Collagenesis Corp. At the time of the investment, Collagenesis was working with its existing debt holders to exchange its outstanding debt into equity and raise additional capital. Pursuant to the terms of our agreement with Collagenesis, we converted our equity position into a $3.0 million 10% Senior Subordinated Convertible Voting Promissory Note in April 2001. Each quarter we review the long-term viability of investments. Generally accepted accounting principles require that investments, such as our investment in Collagenesis, be reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. We consider Collagenesis’s inability to raise additional capital and exchange its debt for equity an event requiring such a review. Based on our review, we are uncertain of the probability or possible amount of impairment, if any, in our Collagenesis investment. Accordingly, we are currently carrying our Collagenesis investment at cost.

     Through issuance of common stock valued at $3.2 million, we purchased the interest of a minority shareholder from the Influence acquisition. In the first nine months of 2001, we paid additional contingent purchase price payments and milestone payments of $10.9 million relating to the acquisition of Influence. We made a $1.5 million milestone payment to InjecTx.

Cash flows from financing activities

     In the first nine months of 2001, we received $902,000 from issuance of common stock related to our Employee Stock Purchase Plan and exercise of options issued under our Equity Incentive Plan.

     On July 2, 2001, we received approximately $54.0 million in net proceeds related to the completion of a follow-on public stock offering, in which we sold 3,500,000 shares of common stock, and Warburg Pincus, our principal shareholder, sold 3,500,000 shares. With these proceeds, we made an approximate $11.5 million prepayment on our term debt under our senior credit facility. On March 30, June 29, 2001 and September 28, 2001 we made quarterly principal payments of $1.5 million, $1.5 million and $1.1 million, respectively, on our senior credit facility. The term note now requires quarterly principal payments of $1.1 million through March 2002, $1.4 million from June 2002 through March 2003, $1.6 million from June 2003 through March 2004 and $1.8 million from June 2004 through March 2006. We continue to maintain a $15.0 million revolving line of credit.

Cash commitments

     On January 1, 2002 we plan to terminate the AMS Retirement Annuity Plan and expect to distribute the plan’s assets to participants in the first quarter 2002. We expect to make an approximate $4.3 million additional cash payment to the plan prior to distribution of the assets. The ultimate amount of this additional cash payment is dependent upon the 30-year Treasury Rate and the prevailing annuity purchase rate on November 20, 2001. We further expect to record a net pre-tax gain of approximately $2.1 million as other income in the first quarter of 2002 due to plan termination.

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

     The InVance Male Sling System, a male sling fixation system has been released into the market. Product development and market release is currently on hold for the TransFix Sutureless Sling Fixation System, a pull-in anchoring system that is sutureless; No-Tac, a next generation female sling system that does not require a bone screw in the pubic bone; Flast, a device to harvest human fascia lata tissue for sling procedures; and Clip-In, a clip around the suture in place of a knot.

     NexTus is a soft tissue-anchoring device. We received 510(k) clearance for this device in the second quarter of 2001. We are now clinically evaluating the product with a select physician group. Our launch plans will depend on both the clinical success with the product and our ability to manufacture the product economically.

     The UroVive Microballoon System is a durable reversible microballoon system to treat stress urinary incontinence. It includes a microballoon, a delivery system, and a syringe filled with saline. The clinical data we acquired with this product was subsequently deemed not suitable for FDA submission. Because of the expense necessary to meet the FDA requirements, we are not currently pursuing a U.S. launch. This product is being sold internationally.

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

Increased Supply of Sling Material

     We provide human cadaveric tissue as a service in conjunction with the sale of our sling procedure kits for urinary incontinence. Currently, the available supply of human tissue is not predictable and consistent. If our supply proves inadequate, or we are unable to purchase enough dermal tissue, sales of our sling procedure kits could decline.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     Recent Sales of Unregistered Securities.

     Pursuant to an Exchange Agreement the Company entered into in December 1999 in connection with its acquisition of Influence, Inc., the Company issued 211,352 shares of its voting common stock, $0.01 par value per share, on September 26, 2001, to a former shareholder of Influence in exchange for 225,000 shares of the common stock of Influence, par value $0.001 per share, which the former shareholder retained in the acquisition of Influence. The shares were issued in a transaction exemption from registration under the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

The exhibits to this Quarterly Report on Form 10-Q are listed in the Exhibit Index beginning on page 21 of this Report.

(b)	Reports on Form 8-K:

No report on Form 8-K was filed by the Company during the quarter ended September 29, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

November 13, 2001 Date	By	/s/ Douglas W. Kohrs Douglas W. Kohrs Chief Executive Officer

November 13, 2001 Date	By	/s/ M. James Call M. James Call Executive Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 29, 2001

Item No.	Description	Method of Filing

3.2	Bylaws, as amended through January 1, 2001	Filed herewith electronically.