Form 10-K
period 2001-12-29
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2002-03-29
CIK 1114200

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 29, 2001	30733

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1978822
(State of incorporation)	(I.R.S. Employer Identification No.)

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

     As of March 18, 2002, 31,705,653 shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the closing price of the Common Stock at that date as reported by The Nasdaq Stock Market), excluding outstanding shares beneficially owned by directors, executive officers, and affiliates of AMS, was approximately $421,719,069.

     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Annual Report) from the Registrant’s Proxy Statement for the Annual Meeting of the Stockholders to be held May 8, 2002 (the “2002 Proxy Statement”).

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

FORM 10-K

For the Fiscal Year Ended December 29, 2001

i

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements not of historical fact may be considered forward-looking statements. Written words such as “may,” “expect,” “believe,” “anticipate,” or “estimate,” or other variations of these or similar words, identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause such material differences are identified in this Annual Report on Form 10-K on page 10 through 12, and in the “Management Discussion and Analysis of Results of Operations and Financial Condition” beginning on page 17 of this Annual Report on Form 10-K. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.

PART I

ITEM 1. BUSINESS.

Overview

We are the leading independent company focused solely on supplying medical devices to physicians specializing in the treatment of urological disorders. We currently manufacture and market a broad and well-established line of proprietary products directly to urologists, with our principal focus on the three major urological disorders: incontinence, erectile dysfunction and prostate disease.

•	Incontinence. We offer a broad line of products designed to treat men and women suffering from urinary and fecal incontinence. Our products include artificial sphincters, male and female sling systems, a vaginal vault prolapse system, and graft materials. Our incontinence products represented $51.7 million, or 44%, of our 2001 net sales.

•	Erectile Dysfunction. We are the leader in the surgical erectile dysfunction market, with about 70% market share in penile prostheses based on 2001 sales. Our erectile dysfunction products include a full line of inflatable and malleable penile prostheses and accessories used in the diagnosis and treatment of erectile dysfunction. Our erectile dysfunction products represented $59.2 million, or 50%, of our 2001 net sales.

•	Prostate Disease. We participate in the prostate disease market with our prostatic stents and resection loops, and outside of the United States, we market our minimally invasive ethanol injection system for treatment of enlarged prostates, also referred to as Benign Prostatic Hyperplasia, or BPH. Our prostate disease products represented $7.1 million, or 6%, of our 2001 net sales.

Our product development and acquisition strategy has focused on expanding our product offering and on adding less-invasive medical devices for the treatment of incontinence, erectile dysfunction and prostate disease. Starting in 1999, we expanded our commitment to the treatment of incontinence and prostate disease through the acquisitions of several leading-edge technologies. In October 1999, we acquired exclusive worldwide distribution rights to the ProstaJect Ethanol Injection System, a minimally invasive treatment for BPH. In December 1999, we acquired Influence, Inc., a provider of less-invasive sling products for treating female incontinence.

In fiscal year 2001, our research and development activities resulted in the commercialization of several new or improved products. In the first quarter of 2001, we introduced an internal paralyne coating for our penile prostheses to increase the durability of the prostheses. In the second quarter of 2001, we introduced InhibiZone, an external anitibiotic surface coating for our penile prostheses. In April 2001, we introduced in Europe our SPARC sling system for the treatment of female incontinence, which was introduced in the United States in August 2001. In January 2001, we acquired rights to distribute cadaveric human dermis from Collagenesis Corporation, which ceased operations at the end of 2001. As a result, we are currently working to establish another supplier for cadaveric human dermis tissue. In December 2001, we acquired worldwide rights to distribute DermMatrix, a porcine dermis graft material, from Carbon Medical Technologies, Inc. Human dermis and porcine dermis can be used as sling materials for incontinence, and for other pelvic vault repairs.

We are currently developing several new products or product enhancements for incontinence, erectile dysfunction and prostate disease. These products include a new and improved InFast product to replace the design acquired with Influence, Inc., and a new and improved pump for our urinary control system and inflatable penile prostheses.

Our company was founded in 1972. Pfizer Inc. acquired the company in 1985. In September 1998, a group of investors led by Warburg, Pincus Equity Partners L.P. purchased the assets of the company from Pfizer. We formed American Medical Systems Holdings, Inc., our current holding company, in April 2000. In this Annual Report on Form 10-K, references to “AMS,” “the company,” “we” and “our,” unless the context otherwise requires, refer to American Medical Systems Holdings, Inc. and its subsidiaries, including its wholly owned operating subsidiary, American Medical Systems, Inc. Our principal executive offices are located at 10700 Bren Road West, Minnetonka, Minnesota 55343, and our telephone number is 952-933-4666. Our website is www.AmericanMedicalSystems.com. Our website is not intended to be part of this Annual Report of Form 10-K.

Financial Information About Segments

Since our inception, we have operated in the single industry segment of developing, manufacturing, and marketing medical devices.

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

Our Products

We offer a full line of surgical products to treat incontinence, erectile dysfunction and prostate disease. Approximately 60 million people in the United States suffer from one or more of these disorders. We estimate that approximately 11 million of these people have a disorder severe enough to be potential candidates for treatment with our products, although only a small share of the patients suffering from these disorders seek treatment. In recent years, the number of people seeking treatment for urological disorders has grown with the publicity for new treatment alternatives, especially new drug therapies.

When a patient seeks treatment, urologists generally assess the severity of the urological disorder as mild, moderate or severe. Regardless of the degree of severity, however, patients will often consider a non-invasive treatment first. If the non-invasive treatment is unsuccessful, urologists may recommend a surgical treatment.

Incontinence products accounted for 33%, 42%, and 44% of our revenues in 1999, 2000 and 2001. Erectile dysfunction products accounted for 58%, 51% and 50% of our revenues in 1999, 2000 and 2001. Prostate disease products accounted for 9%, 7% and 6% of our revenues in 1999, 2000 and 2001.

Incontinence Products

Incontinence is the involuntary release of urine or fecal matter from the body. There are three primary types of incontinence: stress, urge and mixed. AMS products treat stress incontinence, which is a symptom of the lack of bladder-neck or mid-urethral support caused primarily by weak tissue surrounding the bladder, urethra and bladder neck. The weakening of tissue surrounding the bladder, urethra and bladder neck arises most commonly in women as a result of pregnancy and childbirth and in men as a result of prostate cancer surgery.

We estimate urinary incontinence affects approximately 11 million women and 2 million men in the United States, the majority of whom suffer from mild incontinence. These patients will typically attempt to manage their incontinence condition through the use of disposable adult diapers and pads, a catheter and a urinary drainage bag, or, for women, pelvic floor muscle strengthening. These approaches only provide the patient a means to manage their incontinence. They do not permanently cure incontinence.

Patients with moderate to severe stress incontinence may find incontinence management unacceptable and may benefit from one of the following procedures to cure their incontinence:

•	A bulking procedure, where a bulking product is implanted in the wall of the urethra at the bladder neck to bulk the sphincter and close the urethra;

•	A sling procedure, where a sling material acts as a back stop to the urethra to prevent leakage when there is a stress event;

•	A bladder-neck suspension procedure, which lifts up vaginal or periurethral tissue and repositions the bladder to prevent urine leakage during a stress event; or

•	An artificial urinary sphincter procedure, where a saline-filled cuff is inserted around the urethra to gently squeeze the urethra closed to keep urine in the bladder.

We offer products that are used in all four of the above procedures. Our line of incontinence products are designed to meet a wide range of patient needs in the treatment of urinary and fecal incontinence for men and women. Our core incontinence products consist of the following:

•	In-Fast Female Sling System, a bladder-neck suspension system used to treat female incontinence;

•	SPARC Sling System, a mid-urethral support system used to treat female incontinence;

•	InVance Male Sling System, a urethral support system used to treat male incontinence; and

•	Acticon Neosphincter, an implant used to treat severe fecal incontinence.

Our core incontinence products under development include changes to the In-Fast inserter, the SPARC needles and handles, and the control pump for the sphincter products. For information on the FDA regulatory approval process for our products, see the “Business—Government Regulation” section below.

Erectile Dysfunction Products

Erectile dysfunction is the inability to achieve or maintain an erection sufficient for sexual intercourse, most often caused by cardiovascular disease, vascular disorders, or complications from diabetes or prostate surgery. We believe erectile dysfunction affects approximately 100 million men, and their partners, around the world, of which approximately 18 percent have severe dysfunction. The primary treatment options for erectile dysfunction are oral and injectable medications, vacuum devices, and penile implants. The most popular oral medication is Viagra, and there are new oral and topical medications in development that could be introduced into the U.S. market in 2002.

Although the success of Viagra and other treatments has had a positive impact on the diagnosis and treatment of patients suffering from erectile dysfunction, many men with severe erectile dysfunction are not successfully treated with these therapies. For these men, an implanted penile prostheses may be required to allow an erection.

Our core erectile dysfunction products consist of the following:

•	AMS Malleable Prostheses, a series of semi-rigid malleable penile implants, including the AMS Malleable 650;

•	AMS Inflatable Prostheses, a complete range of inflatable penile implants, including the AMS 700 inflatable prosthesis with paralyne and InhibiZone antibiotic surface coating; and

•	Neva System, a diagnostic system that measures nocturnal erectile events and records pertinent data for physician review.

We are developing a new pump for the inflatable prostheses, which we expect to have available during 2002. For information on the FDA regulatory approval process for our products, see the “Business—Government Regulation” section below.

Prostate Disease Products

An enlarged prostate, generally caused by BPH, and urethral strictures may restrict the normal passage of urine from the bladder. Symptoms of these restrictions include: increased frequency of urination, sudden urge to urinate and weak urine flow. We believe more than 13 million men in the United States have symptoms of BPH, and nearly 3 million of these men suffer from severe BPH. Approximately 2 million are treated with drugs and approximately 250,000 are treated surgically.

Conventional treatments for patients with mild to moderate BPH are watchful waiting and drug therapy. For patients with moderate to severe BPH, the most common surgical treatment is transurethral resection of the prostate, or TURP. New, less-invasive techniques such as lasers, RF energy needles, and microwave therapy, are also available. These therapies are designed to kill prostatic tissue without damaging the urethra. Stents are another alternative for patients who suffer from BPH. Treatments of urethral strictures include dilation procedures, urethrotomy procedures and stents.

Our core prostate disease products consist of the following:

•	UroLume Endoprostheses, an urethral stent used to relieve urinary obstruction caused by BPH, detrusor external sphincter dyssenergia, or DESD, and strictures;

•	Coaguloop Resection Electrode, a resection loop used for electrosurgery of the prostate; and

•	ProstaJect Ethanol Injection System, available outside of the United States and in early-stage clinical trials in the United States, is used to relieve the symptoms of BPH by injecting ethanol into the prostate.

We have also developed the BioFlow degradable stent to hold the urethra open for two to four weeks after prostate surgery, eliminating the need for a catheter. This product has been cleared for sale in many international markets, and for early-stage clinical trials in the United States. For information on the FDA regulatory approval process for our products, see the “Business—Government Regulation” section below.

Sales and Marketing

We sell our products in the United States, Canada, Australia and most European countries through direct field representatives. We have 60 employees in our U.S. sales force, and 40 employees in our international sales force. We also have a network of approximately 47 foreign independent distributors and agents who supplement our direct sales force. These distributors and agents sell our products primarily in Eastern Europe, Southeast Asia, South America, the Middle East and Africa. The local market condition, regulatory situation and competitive situation determine the type of products we sell in our distributor markets.

Our marketing department consists of approximately 41 professionals who develop and implement marketing programs designed to increase awareness, understanding and preference for our products with patients and urologists. We do this through medical marketing programs, surgical training programs, patient education materials, reimbursement assistance and medical advisory boards.

Manufacturing and Supply

Our products are manufactured in an ISO 9001 certified facility. We use approximately 75,000 square feet at our headquarters in Minnetonka, Minnesota for manufacturing, research and development, warehousing and distribution. We manufacture almost all of our products and related components in our Minnesota facility where we have numerous manufacturing capabilities, including highly skilled operations specialists using state-of-the-art expertise and technology in plastic injection molding, silicone molding, dip coating, and silicone extrusion. By the end of our first quarter of 2002, we expect to complete the transition of our Israeli manufacturing processes to our Minnesota facility.

Although many of the materials we purchase for our products are available from multiple sources, some materials are only supplied by a limited number of vendors. The main materials for our implantable prostheses is raw silicone. We currently rely on one supplier to provide the silicone used in most of our implantable products. We are aware of only two suppliers of silicone to the medical device industry for permanent implant usage. We currently do not have a supplier of human cadaveric dermal tissue, a material used in our sling procedures, but there are several other companies who supply this tissue to hospitals and surgeons. We are actively working on obtaining additional sources of this material. We do, however, have a supplier of porcine dermis tissue, which can be used in our sling procedures and other procedures. We purchase other raw materials from multiple suppliers in the United States.

We maintain a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance and quality control test methods. Our documentation systems comply with appropriate FDA and ISO 9001 requirements.

We are currently operating one manufacturing shift and are at approximately 30% of our production capacity. We believe that our property in Minnesota is adequate to serve our business operations for the foreseeable future.

Research and Development

Our research and development staff focuses on improving our current products and developing new products to treat incontinence, erectile dysfunction, and enlarged prostate and urinary strictures. Our research and development staff also consults with our network of leading urologists to develop new products and new features to our existing products.

In addition to developing internal ideas, we consult with a global network of leading physicians, and evaluate new concepts against our current business strategy. Selected concepts are prototyped and evaluated before substantial funding is allocated to any development or clinical and regulatory approval activities. We spent $9.6 million in 1999, $12.2 million in 2000, and $11.9 million in 2001 on research and development activities. We invested $3.5 million in 1999 and 2001 in InjecTx and our ProstaJect product. We invested $3.0 million and $1.5 million during 2001 for rights to distribute tissue products from Collagenesis and Carbon Medical Technologies.

Competition in the medical device industry is intense and is characterized by extensive research efforts and rapid technological progress. We believe that the primary competitive factors include quality, technical capability, innovation, breadth of product line, distribution capabilities and price. Many of our competitors in the urology market have greater resources, more widely accepted products, less-invasive therapies, greater technical capabilities and stronger name recognition than we do. Our competitive capability is affected by our ability to develop new products and innovative technologies, obtain regulatory clearance and ensure regulatory compliance for our products, protect the proprietary technology of our products and manufacturing process, effectively market our products, and maintain and establish distribution relationships. All of these abilities require continuously attracting and retaining skilled and dedicated employees and excellent relationships with physicians and suppliers.

Our principal competitors in the erectile dysfunction market include pharmaceutical companies such as Pfizer, Inc., which makes Viagra, and manufactures of penile implants such as Mentor Corporation. Our principal competitors in the incontinence market include Boston Scientific Corporation, Johnson & Johnson, C.R. Bard, Inc., and Mentor Corporation. Our principal competitors in the enlarged prostate and urethral strictures market include Urologix, Inc., VidaMed, Inc. (which is being acquired by Medtronic, Inc.), Johnson & Johnson, and Boston Scientific Corporation.

Our competitors also include academic institutions and other public and private research organizations that continue to conduct research, seek patent protection and establish arrangements for commercializing products in this market which will compete with our products.

Patents and Intellectual Property

We rely on a combination of patents, trade secrets, know-how, trademarks, copyrights and agreements to protect our business interests. We currently have 80 issued U.S. patents and numerous corresponding international patents that cover various aspects of our technology. We also have U.S. and international patent applications pending. A substantial portion of our annual research and development budget is allocated towards generating new concepts and product ideas. This, combined with our patent program, has significantly increased the number of patentable proposals.

We seek to aggressively protect technology, inventions and improvements that we consider important through the use of patents and trade secrets in the United States and significant foreign markets, but we cannot be sure our patents will provide competitive advantages for our products, or that our competitors will not challenge or circumvent these rights. In addition, we cannot be sure the U.S. Patent and Trademark Office, or PTO, will issue any of our pending patent applications. The PTO may also deny or significantly narrow claims made under our patent applications. Any issued patents may not provide us with significant commercial protection. We could incur substantial costs in proceedings before the PTO, including interference proceedings. These proceedings could result in adverse decisions as to the priority of our inventions. The laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as the laws in the United States, or at all.

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

We also rely on trade secrets and other unpatented proprietary technology, but we cannot be sure we can meaningfully protect our rights in these unpatented proprietary technologies or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our proprietary technology. We seek to protect our trade secrets and proprietary know-how, in part, with confidentiality agreements with our employees and consultants, but we cannot be sure these agreements will not be breached, that we will have adequate remedies for any breach or that our competitors will not discover or independently develop our trade secrets.

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

Generally, before we can market a new medical device, we must obtain marketing clearance through a 510(k) premarket notification, approval of a premarket approval application, or PMA, or approval of product development protocol, or PDP. A PMA or PDP application must be submitted if a proposed device does not qualify for a 510(k) premarket clearance procedure. It generally takes several months from the date of a 510(k) submission to obtain clearance, but it may take longer, particularly if a clinical trial is required. The PMA and PDP process can be expensive, uncertain, require detailed and comprehensive data and generally take significantly longer than the 510(k) process.

If human clinical trials of a device are required, either for a 510(k) submission or a PMA application, the sponsor of the trial, usually the manufacturer or the distributor of the device, must file an investigational device exemption, or an IDE, application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and/or laboratory testing. If the IDE application is approved by the FDA and one or more appropriate institutional review boards, or IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a nonsignificant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by the IRBs without separate approval from the FDA. Submission of an IDE does not give assurance that the FDA will approve the IDE and, if it is approved, there can be no assurance the FDA will determine that the data derived from the studies support the safety and efficacy of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects.

Our core implantable products have been approved through the PMA or PDP application process. Most of our other products are approved through the 510(k) premarketing notification process. We have conducted clinical trials to support many of our regulatory approvals.

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

In addition to granting marketing approvals for our products, the FDA and international regulatory authorities periodically inspect our company to assure compliance with applicable quality system regulations. We must comply with the host of regulatory requirements that apply to medical devices marketed in the United States and internationally. The FDA last inspected our Minnetonka, Minnesota manufacturing facility in 2000.

If the FDA believes we are not in compliance with law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against us and our officers and employees. If we fail to comply with these regulatory requirements, our business, financial condition and results of operations could be harmed. In addition, regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that these changes might have on our business, financial condition and results of operations.

In addition to the FDA’s regulation of the sale and marketing of medical devices, we are also subject to the National Organ Transplant Act, or NOTA, because we provide human tissue in connection with our sling systems for urinary incontinence. NOTA prohibits the purchase and sale of human organs, including related tissue, for valuable consideration. NOTA permits the payment of reasonable expenses associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human tissue. NOTA enables the federal government to impose civil and criminal penalties on those found to have violated this federal statute.

The FDA has proposed a more comprehensive regulatory framework that builds upon and supersedes the existing regulations for human tissue-based products. Implementation of this proposed regulatory approach may lead to medical device submissions for some of the tissue products we provide with our sling kits. We do not expect at this time that our human tissue products will be subject to the device regulations.

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

The U.S. Centers for Medicare and Medicaid Services, or CMS, sets reimbursement policy for the Medicare program in the United States. CMS has a national coverage policy, which provides for the diagnosis and treatment of erectile dysfunction in Medicare beneficiaries. It is estimated that 50-60% of penile prosthesis procedures are performed on patients covered by Medicare.

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

Medicare has a national coverage policy that provides coverage for our AMS 800 Artificial Urinary Sphincter. Likewise, the In-Fast and InVance sling fixation systems are utilized in surgical procedures that are well-accepted and paid for by third-party payors. Minimally invasive treatments for prostate disease are generally covered under many third-party reimbursement programs. Treatment for stricture of the urethra is covered by all Medicare carriers in the United States and BPH is covered by Medicare in 49 states.

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

CMS implemented the Final Rule on its Prospective Payment System For Outpatient Services on August 1, 2000. We estimate that more than half of the procedures using our products are used in an outpatient hospital setting. This rule established a new system to reimburse Medicare outpatient surgical services provided in a hospital. All of our current products used on an outpatient basis are on CMS’ list of pass-through payment categories, which is necessary for device reimbursement.

Employees

As of December 29, 2001, we employed directly and through our subsidiaries 521 people in the following areas: 164 in manufacturing, 202 in sales and marketing, 69 in administration, 50 in regulatory, clinical and quality assurance, and 36 in research and development. We do not have any active organized labor unions. We believe we have an excellent relationship with our employees.

Financial Information About Geographic Areas

See Note 9 of our financial statements on page F-18 of this Annual Report on Form 10-K for the information about geographic areas.

ITEM 1A. CERTAIN IMPORTANT FACTORS.

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

Successful Introduction of New Products and Product Improvements

As part of our growth strategy, we intend to introduce a number of new products and product improvements. If we do not timely introduce these new products and product improvements, or they are not well-accepted by the market, our future growth will suffer.

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

Continued Physician Use and Endorsement of our Products

In order for us to sell our products, physicians must recommend and endorse them. We may not obtain the necessary recommendations or endorsements from physicians. Many of the products we acquired or are developing are based on new treatment methods. Acceptance of our products is dependent on educating the medical community as to the distinctive characteristics, perceived benefits, clinical efficacy and cost-effectiveness of our products compared to competitive products, and on training physicians in the proper application of our products.

Increased Supply of Sling Material

In the past we have provided human cadaveric dermal tissue as a service in conjunction with the sale of our sling procedure kits for urinary incontinence. Currently, the available supply of human tissue is not sufficient to meet demand. In December 2001, our sole supplier of human cadaveric dermal tissue declared bankruptcy and is no longer supplying us with human tissue. We are actively working on obtaining additional sources of this material, but if we are not successful sales of our sling procedure kits could decline. We have, however, obtained a source of porcine dermal tissue that can be used with our sling procedure kits, but we cannot assure you that such supply will be sufficient to meet our demands.

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

ITEM 2. PROPERTIES.

Our corporate headquarters, main warehouse and manufacturing operations are located in a 180,000 square foot building we own in Minnetonka, Minnesota. The manufacturing operations at this location include sufficient capacity to expand production of our current products.

We lease office space for our international operations in France, Spain, Germany, Belgium, England, Australia and Canada.

ITEM 3. LEGAL PROCEEDINGS.

We have been and are also currently subject to various legal proceedings and other matters which arise in the ordinary course of business, including product liability claims. In connection with the purchase of our assets from Pfizer in 1998, Pfizer retained liability for claims relating to products that were sold before the completion of the acquisition. We are liable for claims relating to products sold after the completion of the acquisition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	On November 29, 2001, we held a special meeting of our stockholders.

(b)	Not applicable.

(c)	At the special meeting, our stockholders were presented with and asked to vote upon a proposal to amend our 2000 Equity Incentive Plan to increase the number of shares reserved for issuance under this plan from 3,900,000 to 5,355,000 shares. The voting results for this proposal are as follows: 16,642,891 shares voted for the proposal, 7,681,891 shares voted against the proposal, 200 shares abstained from voting on the proposal and no shares were represented by broker non-votes.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

Our executive officers, with their ages and biographical information as of March 15, 2002, are as follows:

Name	Age	Title

Douglas W. Kohrs M. James Call	44 56	President, Chief Executive Officer and Director Executive Vice President, Chief Financial Officer and Secretary
Janet L. Dick	45	Vice President, Human Resources
Martin J. Emerson	38	Vice President and General Manager, International
Richard J. Faleschini	55	Vice President, Sales and Marketing
Lawrence W. Getlin	56	Vice President, Regulatory, Medical Affairs and Quality Systems
Johann Neisz	44	Vice President, Research and Development
J. Daniel Ruys	51	Vice President, International

Douglas W. Kohrs has served as our President, Chief Executive Officer and one of our directors since April 1999. Mr. Kohrs has 20 years of experience in the medical device industry, most recently as general manager of Sulzer Spine-Tech, Inc. from May 1998 to April 1999. Mr. Kohrs was part of the founding team at Spine-Tech when it was formed in 1991 to develop and commercialize the BAK spinal fusion cage, a novel implantable device to improve the surgical treatment of degenerative disc disease. Mr. Kohrs also served as Vice President of Research and Development and Vice President of Marketing during his tenure at Spine-Tech. Mr. Kohrs currently serves as a director of Disc Dynamics, Inc., Kyphon, Inc. and Pioneer Surgical Technologies, all privately held companies.

M. James Call has served as our Executive Vice President, Chief Financial Officer and Secretary since July 2001. From 1995 through May 2001, Mr. Call was Chief Financial Officer of Interventional Technologies Inc., a private company acquired by Boston Scientific Corporation in April 2001. From 1990 through 1994, Mr. Call was with Medalist Industries, as Vice President Business Planning & Development, Corporate Secretary, and, from 1992, Chief Financial Officer.

Janet L. Dick has served as our Vice President, Human Resources since 1996. Overall, Ms. Dick has spent almost 17 years in positions of increasing responsibility within our human resources department and Schneider’s human resources department, both of which were divisions of Pfizer at the time.

Martin J. Emerson has served as our Vice President and General Manager of International since June 2000. Mr. Emerson has 16 years experience in the medical device field in finance and general management capacities. From September 1998 to February 2000, he served as General Manager and Finance Director for Boston Scientific Corporation in Singapore. Also in Singapore, he was Vice President and Regional Financial Officer with MasterCard International from April 1997 to September 1998. Mr. Emerson’s earlier experience was with Baxter International from June 1985 to March 1988 most recently holding the position of Vice President Finance — Hospital Business, Brussels, from September 1995 to April 1997.

Richard J. Faleschini has served as our Vice President, Sales and Marketing since November 1999. Mr. Faleschini has over 22 years experience in medical device sales, marketing and general management. From July 1995 to August 1999, he served in various executive positions at Medtronic, Inc. with responsibilities for several sectors of its cardiovascular businesses, including coronary stents, most recently as Vice President, U.S. Cardiovascular Health Care Systems Marketing. Mr. Faleschini currently serves as a director of MedAcoustics, Inc., a privately held company.

Lawrence W. Getlin, J.D. has served as our Vice President, Regulatory, Medical Affairs and Quality Systems and Compliance since 1990. He is a member of the American Bar Association and the California State Bar, as well as the U.S. Court of Appeals 9th District, and District Court, Central District of California, and is Regulatory Affairs Certified. Mr. Getlin currently serves as AMS’ representative on the board of directors of InjecTx, Inc., a privately held company that supplies us with our ProstaJect ethanol injection systems.

Johann Neisz has served as our Vice President, Research and Development since May 1999. Mr. Neisz has 18 years of medical device product development experience. From July 1988 to May 1999, Mr. Neisz was employed by Medtronic, Inc. in senior level research and development capacities in the Netherlands, Sweden, and in the United States with its Neuro, Synectics-Dantec, Corporate Ventures and Tachyarrhythmia Instruments businesses.

J. Daniel Ruys has served as our Vice President, International since July 1999. Mr. Ruys has more than 20 years of experience in sales, marketing and general management with medical device companies and has spent most of his career based in Europe. From April 1997 to June 1999, he served as the European Director of MICROVENA International B.V. From March 1995 to March 1997, he served as the Vice President, Europe of CardioGenesis B.V.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock began trading on the Nasdaq National Market System on August 11, 2000 under the symbol “AMMD.” Before that date, no public market for our common stock existed. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock as reported on the Nasdaq National Market. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.

Fiscal Year 2001:	High	Low

First Quarter	$14.50	$8.25
Second Quarter	$17.48	$7.50
Third Quarter	$21.85	$15.04
Fourth Quarter	$21.15	$16.07
Fiscal Year 2000:
Third Quarter (since August 11, 2000)	$16.00	$10.88
Fourth Quarter	$21.31	$11.13

Holders

As of March 18, 2002, there were approximately 276 shareholders of record and an estimated 2,600 beneficial stockholders.

Dividends

We have never declared or paid cash dividends. We currently intend to retain all future earnings for the operation and expansion of our business. We do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be at the discretion of our board and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board. In addition, our current senior credit facility prohibits us from paying you any cash dividends without out lenders’ consent.

Recent Sale of Unregistered Securities

Pursuant to an Exchange Agreement we entered into in December 1999 in connection with our acquisition of Influence, we issued 3,093 shares of our voting common stock to a former shareholder of Influence, Inc. on December 17, 2001. These shares were issued in a transaction exemption from registration under the Securities Act of 1933, as amended, under Section 4(2) of this Act.

ITEM 6. SELECTED FINANCIAL DATA.

	Combined Predecessor		Consolidated American Medical Systems Holdings, Inc

		Period from	Period from
	Year Ended	Jan. 1, 1998	Sept. 11, 1998	Year Ended December 31,		Year Ended
	December 31,	to Sept. 10,	to Dec. 31,			December 29,
(in thousands, except per share data)	1997	1998	1998	1999	2000	2001

Statement of Operations Data:
Net sales	$91,958	$54,615	$23,115	$81,353	$100,317	$117,938
Cost of sales (1)	19,694	14,050	15,551	31,419	21,891	23,140

Gross profit	72,264	40,565	7,564	49,934	78,426	94,798
Operating expenses:
Marketing and sales	21,607	18,486	8,261	30,400	39,277	44,931
General and administrative	17,073	19,846	1,951	7,889	12,128	12,156
Research and development	16,251	10,177	2,884	9,552	12,225	11,899
Transition and reorganization	—	—	2,517	3,000	1,000	1,000
Amortization of intangibles	998	19	965	4,260	8,360	9,374
In-process research and development	—	—	—	7,354	—	—

Total operating expenses	55,929	48,528	16,578	62,455	72,990	79,360

Operating income (loss)	16,335	(7,963)	(9,014)	(12,521)	5,436	15,438
Royalty and other income (expense)	(112)	(155)	180	4,205	2,928	(104)
Interest income	—	—	—	130	427	881
Interest expense	—	—	(1,672)	(7,003)	(7,370)	(3,813)

Income (loss) before income taxes	16,223	(8,118)	(10,506)	(15,189)	1,421	12,402
Income tax benefit (expense)	(6,136)	3,241	4,024	5,340	(1,369)	(5,872)

Net income (loss)	$10,087	$(4,877)	$(6,482)	$(9,849)	$52	$6,530

Net income per share— basic (2)					$0.00	$0.22
Net income per share— diluted (2)					$0.00	$0.20

Shares used in calculation:
Basic					10,478	29,792
Diluted					12,809	32,068

(1)	In connection with our acquisition from Pfizer, Inc., we recorded inventories at fair market value on the date of acquisition. This accounting treatment required a $21.8 million write-up of inventories above costs. The write-up was charged to cost of sales over the following six months as the acquired inventory was sold. Cost of sales were charged $10.2 million in the period from September 11 to December 31, 1998, and $11.6 million in the first quarter of 1999 related to this fair market value cost adjustment.

(2)	No net income per share is presented during the fiscal year 1999, the period from September 11 through December 31, 1998, the period from January 1 through September 10, 1998, and the fiscal year 1997 because no shares of common stock were outstanding.

	Combined
	Predecessor	Consolidated American Medical Systems Holdings, Inc.

					As of
		As of December 31,			December 29,

	1997	1998	1999	2000	2001

			(in thousands)
Balance Sheet Data:
Cash and cash equivalents (1)	$—	$2,808	$6,940	$12,165	$28,755
Working capital	108,197	26,193	5,844	22,068	50,908
Total assets	174,716	155,600	179,008	181,262	235,151
Long-term liabilities	52,104	95,000	95,821	38,980	25,884
Redeemable preferred stock	—	40,981	67,465	—	—
Stockholders’ equity (deficit)	$122,612	$(7,908)	$(21,836)	$109,523	$174,087

(1)	Cash balances at December 31, 1997 were zero because Pfizer regularly transferred cash from our predecessor’s bank account to its bank account as part of its cash management policy.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Overview

Our company was founded in 1972. Pfizer, Inc. acquired the company in 1985. In September 1998, a group of investors led by Warburg, Pincus Equity Partners, L.P. purchased the assets of the company from Pfizer. We formed American Medial Systems Holdings, Inc., our current holding company, in April 2000.

We manufacture and market a broad and well-established line of medical devices for patients suffering from incontinence, erectile dysfunction and prostate disease. We are focused on expanding our product offering and adding less-invasive medical devices for urological disorders through product development and acquisitions.

Starting in 1999, we expanded our commitment to the incontinence and prostate disease market with acquisition of several technologies, most notably Influence, Inc. These acquisitions have enabled us to diversify our product portfolio by offering alternate treatments for incontinence and prostate disease.

We incurred substantial losses during 1998 and 1999. These losses resulted primarily from non-recurring costs related to the acquisition from Pfizer, including non-recurring charges to cost of sales related to acquired inventories. We incurred additional losses in 1999 related to the acquisition of Influence, Inc. and other technologies for incontinence, primarily from non-recurring charges to operating costs for in-process research and development. Without these non-recurring charges, we would have been profitable during 1998 and 1999.

Results of Operations

The following is a discussion of the results of our operations and financial condition for the year ended December 31, 2000 compared to the year ended December 29, 2001; and the year ended December 31, 1999 compared to the year ended December 31, 2000.

Comparison of the year ended December 31, 2000 to the year ended December 29, 2001

Net sales. The following chart compares net sales between 2000 and 2001.

	Twelve months ended		Change

(amounts in thousands)	December 31, 2000	December 29, 2001	Dollars	Percent

Erectile Dysfunction	$51,288	$59,165	$7,877	15.4%
Male Incontinence	26,564	31,190	4,626	17.4%
Female Incontinence	15,880	20,483	4,603	29.0%
Prostate Disease	6,585	7,100	515	7.8%

Total	$100,317	$117,938	$17,621	17.6%

United States Sales	$81,670	$97,069	$15,399	18.9%
International Sales	18,647	20,869	2,222	11.9%

Total	$100,317	$117,938	$17,621	17.6%

The following chart compares quarterly sales by product for the year ended December 29, 2001.

	2001

(thousands)	1st	2nd	3rd	4th	Total

Erectile Dysfunction	$13,542	$14,054	$14,970	$16,663	$59,229
Male Incontinence	7,649	7,648	6,725	8,472	30,494
Female Incontinence	4,778	4,990	5,160	6,186	21,114
Prostate Disease	1,579	1,746	1,782	1,994	7,101

Total	$27,548	$28,438	$28,637	$33,315	$117,938

During the second quarter of 2001, we released a new penile implant with an antimicrobial coating. Sales of this new product led to an increase of $7.9 million, or 15.4%, in erectile dysfunction product line sales. In the incontinence product lines, new products, specifically the InVance, a male sling fixation system which we introduced late in 2000, and the SPARC, a suprapubic synthetic sling system which we introduced in the third quarter of 2001, led to an increase in sales of $9.2 million, or 21.7%.

In the United States, our sales increased across all product lines led by the introduction of the new products mentioned above and greater sales of existing products. Our international sales increased across the incontinence product lines, led by the SPARC system and the AMS 800 Urinary prosthesis, and in prostate product lines with the introduction of the ProstaJect Ethanol Injection System.

We maintain allowance for future sales returns. This allowance is calculated based on actual returns in a six-month period from sales in the previous six-month period and is charged to net sales. At December 29, 2001, this allowance was $463,000 compared to $138,000 at December 31, 2000.

Cost of sales. Cost of sales as a percentage of net sales decreased from 21.8% in 2000 to 19.6% in 2001. Cost of sales in 2001 benefited from greater spreading of fixed overhead costs over higher manufacturing volumes combined with lower obsolescence and warranty charges.

We maintain an allowance for obsolescence, which is calculated by reviewing specific quantities of on-hand inventory with actual sales history. At December 29, 2001, this allowance was $2.7 million compared to $3.1 million at December 31, 2000. Obsolescence costs are charged to cost of sales.

We maintain a warranty allowance, which is calculated by reviewing actual returns as a percentage of sales over time. At December 29, 2001, this reserve was $7.6 million compared to $7.5 million at December 21, 2000. Warranty costs are charged to cost of sales.

Marketing and sales. As a percent of sales, marketing and sales costs dropped from 39.2% of net sales in 2000 to 38.1% in 2001, although spending increased $5.7 million, or 14.4%, from $39.3 million in 2000 to $44.9 million in 2001. Commission expense was approximately $1.0 million higher in 2001 than in 2000 due to higher sales volume. Distribution costs were $0.3 million higher in 2001 than in 2000 because of higher sales volumes. United States marketing costs increased approximately $1.7 million due to the rollout of new marketing concepts and significant marketing expenditures related to new product rollouts. International sales and marketing costs were up $2.6 million in 2001 versus 2000. A substantial portion of these costs were related to new employee additions in 2001 and the last half of 2000, and marketing costs related to the rollout of new products. We expect total spending in marketing and sales to increase in 2002 but continue to decrease as a percentage of net sales.

General and administrative. General and administrative costs were approximately equal in 2001 versus 2000. As a percentage of net sales, general and administrative costs decreased from 12.1% of sales in 2000 to 10.3% of sales in 2001. Cost increases in 2001 from 2000 were in the areas of employee compensation, public reporting costs including the cost to prepare our first Annual Report, corporate insurances, and additional bonuses. Cost decreases were experienced in the areas of information technology as development work tended to be done with internal staff versus outside consultants, and in human resources as employee recruitment costs decreased due to the utilization of lower cost methods for employee recruitment. We expect total spending in general and administrative to increase in 2002 but continue to decrease as a percentage of net sales.

We maintain an allowance for doubtful accounts, which is calculated by a combination of specific account identification as well as percentages of past due balances. At December 29, 2001, this allowance was $0.8 million compared to $0.7 million at December 31, 2000. Bad debt expense is charged as part of general and administrative costs.

Research and development. Research and development costs decreased $326,000 in 2001 versus 2000. As a percent of net sales, research and developments costs decreased from 12.2% of sales in 2000 to 10.1% of sales in 2001. Technology purchases such as ProstaJect, royalty arrangements such as with SPARC, and distribution agreements such as with DermMatrix, have allowed research and development costs to remain flat instead of internal development of such products. We expect total spending in research and development to increase in 2002 but to remain within the range, as a percentages of net sales, of the past two years.

Transition and reorganization. In the third quarter of 2001, an assessment was completed of management personnel needs. Transition and reorganization costs of $1.0 million were recorded for employee termination costs.

Amortization of intangibles. Amortization of intangibles increased $1.0 million, or 12.1%, in 2001 versus 2000. This increase is attributable to milestone payments and contingent purchase price payments following the Influence acquisition. We have made all potential milestone payments and contingent purchase price payments relating to the Influence acquisition.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001.

With respect to goodwill and intangible assets acquired prior to July 1, 2001, the new accounting rules were applied beginning December 30, 2001. Application of the nonamortization provisions of Statement 142 is expected to result in an increase in net income of $4.7 million ($0.14 per share) starting in fiscal year 2002. We will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We expect to perform the first of the required impairment test of goodwill and indefinite lived intangible assets as of December 29, 2001 in the first quarter of 2002. We do not anticipate that these rules on impairment will have a significant effect on our earnings or financial position.

Below is a table detailing the quarterly pro forma impact on earnings with the adoption of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, as if the adoptions of the new standards were effective in fiscal year 2001.

	2001

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Net income, as reported	$1,404	$1,534	$2,007	$1,585
Pro forma change in net income with adoption of new accounting pronouncements	1,242	1,407	1,406	1,503
Tax impact	(335)	(335)	(335)	(335)

Pro forma net income	$2,311	$2,606	$3,078	$2,753

Diluted earnings per share, as reported	$0.05	$0.05	$0.06	$0.05
Pro forma diluted earnings per share	$0.08	$0.09	$0.09	$0.08

Royalty and other income. We license our stent delivery technology to a former subsidiary of Pfizer for medical use outside of the urology field. We entered into this license agreement in September 1998 in connection with our acquisition from Pfizer. All of our royalty income is from this license.

Royalty and other income decreased from $2.9 million in 2000 to a loss of $0.1 million in 2001. In early 2001, we received a non-recurring payment of $375,000 representing reimbursement to resolve a quality issue with a materials supplier dating back to the fourth quarter of 1999.

On January 5, 2001, we made a $3.0 million equity investment in Collagenesis Corporation. At the time of the investment, Collagenesis was working with its existing debt holders to exchange its outstanding debt into equity and raise additional capital. Pursuant to the terms of the agreement with Collagenesis, we converted the equity position into a $3.0 million 10% Senior Subordinated Convertible Voting Promissory Note in April 2001. In December 2001, Collagenesis declared bankruptcy and is currently in dissolution. Generally accepted accounting principles require that investments such as our investment in Collagenesis be reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. We consider Collagenesis’ bankruptcy and dissolution an event requiring such a review. Based on this review, we have determined that impairment in our Collagenesis investment exists. Accordingly, the investment has been written off and charged to other losses. In addition to the direct investment in Collagenesis, we also leased certain equipment to Collagenesis that was recorded as a note receivable and valued at approximately $400,000. This note receivable is deemed uncollectible and has also been written off to other losses. Collagenesis was our sole supplier of human cadaveric dermal tissue. We are actively working on obtaining additional sources of this material. Between our current inventory supply and our DermMatrix porcine product, we believe we can meet current customer demands.

Not taking into consideration the non-recurring receipt of $375,000 and the approximate $3.4 million of write-off related to Collagenesis, royalty income was $2.9 million in 2000 and 2001.

Interest income and interest expense. Interest expense decreased from 2000 because average borrowings under notes payable were approximately $37 million lower in 2001 than in 2000. Interest income increased from 2000 due to investment of receipts from our secondary common stock offering completed in July 2001.

Income tax expense. Income tax expense increased $4.5 million in 2001 compared to 2000, as income before income taxes in 2001 was $12.4 million compared to income before income taxes of $1.4 million in 2000. Effective tax rate comparisons between periods are not meaningful, as permanent non-deductible expenses are abnormally high in comparison to income before income taxes in both 2001 and 2000.

As part of our adoption of Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, we will no longer be recording goodwill amortization that previously has been a permanent non-deductible expense. In 2001, the total of this type of amortization was approximately $2.0 million. If the new rules that will be adopted in 2002 were in place in 2001, our effective tax rate would have been approximately 41%.

Net income. Net income was $6.5 million higher in 2001 than in 2000. This increase in net income resulted from the increase in revenues described above while maintaining control over our operating costs.

Comparison of the year ended December 31, 1999 to the year ended December 31, 2000

Net sales. The following chart compares net sales between 1999 and 2000.

	Twelve months ended		Change

(amounts in thousands)	December 31, 1999	December 31, 2000	Dollars	Percent

Erectile Dysfunction	$47,196	$51,288	$4,092	8.7%
Male Incontinence	25,334	26,564	1,230	4.9%
Female Incontinence	1,632	15,880	14,248	873%
Prostate Disease	7,191	6,585	(606)	-8.4%
Total	$81,353	$100,317	$18,964	23.3%

United States Sales	$62,910	$81,670	$18,760	29.8%
International Sales	18,443	18,647	204	1.1%
Total	$81,353	$100,317	$18,964	23.3%

Net sales increased $19.0 million, or 23.3%, from $81.3 million in 1999 to $100.3 million in 2000. Of this increase, 81.6% was attributable to incontinence product sales. Incontinence sales increases related to sling products acquired as part of the Influence acquisition in December 1999 amounted to $14.2 million, or 74.9%, of our sales increase in 2000 over sales in 1999. Erectile dysfunction sales increased 8.7% with an increase in the number of units sold being somewhat offset by negative currency translation costs.

Increased sales of our incontinence and erectile dysfunction products were offset by a decline in sales in our prostate products. Sales of our UroLume Endoprosthesis stents decreased $0.6 million in 2000 compared to 1999 due to manufacturing problems at an outside supplier. This problem was corrected in the first quarter of 2000 and sales of this product have been near 1999 levels since March 2000.

Net sales in the United States increased $18.8 million, or 29.8%, from $62.9 million in 1999 to $81.7 million in 2000. Of this increase, $13.1 million, or 72.1%, is attributable to sling product sales acquired from Influence and the balance of the increase was due to the growth in sales from erectile dysfunction and other incontinence products.

International net sales increased $0.2 million, or 1.2%, from $18.4 million 1999 to $18.6 million in 2000. Slightly improved sales of incontinence and erectile dysfunction products were almost entirely offset by decreased sales of prostate products. The net increase in sales revenue was negatively impacted by currency translation costs of approximately $1.9 million in 2000 compared to 1999.

Cost of sales. Cost of sales as a percentage of net sales decreased from 38.6% in 1999 to 21.8% in 2000. Our cost of sales during 1999 was negatively impacted because our inventories were recorded at fair market value at the date of our acquisition from Pfizer. Some of this inventory was sold during the first three months of 1999 resulting in an $11.6 million charge to cost of sales. Excluding this charge, cost of sales as a percentage of net sales was 24.4% in 1999. Cost of sales in 2000 benefited from improved manufacturing efficiencies, including reduced scrap and lower warranty charges.

Marketing and sales. Marketing and sales costs increased $8.9 million, or 29.2%, from $30.4 million in 1999 to $39.3 million in 2000. Approximately $5.0 million of this increase was attributable to marketing and the sales force that focuses on the sling product sales acquired from Influence in December 1999. We also had a full year of expenses relating to our 1999 restructuring of our European sales and marketing operations. These actions were required for us to create independent sales and marketing operations following our acquisition from Pfizer.

General and administrative. General and administrative costs increased $4.2 million, or 53.7%, from $7.9 million in 1999 to $12.1 million in 2000. This increase in costs is primarily attributable to accounting, information technology, and general management functions necessary to support the operations acquired from Influence.

Research and development. Research and development costs increased $2.7 million, or 28.0%, from $9.5 million in 1999 to $12.2 million in 2000. This increased spending supports our strategic emphasis on internal new product development, some of which is described below in the “Acquired In-Process Research and Development” section. We also added a number of research and development personnel through our acquisition of Influence.

Transition and reorganization. In the first six months of 1999, we completed an assessment of senior management personnel needs and also completed a strategic review of our research and development function. We accrued $3.0 million of transition and reorganization expenses as a result of this review. These costs primarily related to employee termination benefits and executive search fees. In the first six months of 2000, we completed another assessment of management personnel needs. We accrued $1.0 million of transition and reorganization expenses as a result of this review. These costs are primarily related to employee termination benefits.

Amortization of intangibles. Amortization of intangibles increased $4.1 million, or 96.2%, from $4.3 million in 1999 to $8.4 million in 2000. Amortization related to the Influence acquisition added $4.0 million to costs in 2000 versus the same period in 1999.

Royalty and other income (expense). Royalty and other income decreased $1.3 million, or 30.4%, from $4.2 million in 1999 to $2.9 million in 2000. During 1999, we benefited from a one-time $0.5 million contractual research and development project reimbursement.

Interest income and interest expense. Net interest expense was $6.9 million in 2000 and 1999. Higher interest rates in 2000 versus 1999 were offset by lower average borrowings during 2000 as compared to 1999.

Income tax benefit (expense). Income tax expense increased $6.7 million from a tax benefit of $5.3 million in 1999 to a $1.4 million tax expense in 2000. Effective tax rate comparisons between 1999 and 2000 are not meaningful as permanent non-deductible expenses, primarily related to amortization, are abnormally high in comparison to pretax income in 2000.

Net Income. Net income for 2000 was $0.1 million compared to a net loss of $9.8 million in 1999.

Liquidity and Capital Resources

Cash and cash equivalents were $28.8 million on December 29, 2001 compared to $12.2 million on December 31, 2000. The net increase in cash and cash equivalents is due to cash flows provided by operations and financing activities partially offset by investing activities as described below. In addition to our cash and cash equivalents balance, we had $9.0 million in short-term investments and $18.8 million in long-term investments on December 29, 2001.

Cash flows from operating activities. During 2001, our cash flows from operating activities provided $20.9 million versus $7.3 million during 2000. Our net income plus depreciation and amortization of intangibles provided $19.8 million of cash in 2001 versus $12.1 million in 2000. We incurred a non-cash expense of $0.7 million due to the acceleration of stock option vesting for a terminated employee. We incurred a non-cash expense of $3.4 million related to the write-off of our investment in Collagenesis. Our income tax expense of $5.9 million in 2001 was partially offset by tax loss carryforwards included in deferred tax assets. During 2001, accounts receivable and inventories increased $6.8 million due to higher sales in 2001 and inventories being built to support product rollouts in the last half of 2001. Accounts payable and accrued expenses increased $3.9 million in 2001 due to higher payable levels related to higher inventory levels and increased compensation accruals for bonuses, commissions, and pension liability. During 2000, accounts payable and accrued expenses decreased $4.8 million as accrued acquisition expenses mostly relating to the Influence acquisition, and transition and reorganization expenses incurred in 1999, were paid.

Cash flows from investing activities. During 2001, we made additional milestone and contingent purchase price payments relating to the Influence acquisition totaling $11.5 million. We have made all milestone and contingent purchase price payments related to the Influence acquisition. We made a $3.0 million investment in Collagenesis Corporation and an additional $1.5 million investment in InjecTx. We acquired worldwide distribution rights to distribute DermMatrix, a porcine dermis graft material used in sling and pelvic prolapse procedures, for $1.5 million. We purchased $27.8 million in short and long-term investments.

During 2000, we made milestone payments relating to the acquisition of Influence totaling $3.7 million. We paid the second $1.0 million installment related to a patent purchase. We paid $1.6 million in up-front financing fees on our senior credit facility.

Cash flows from financing activities. We have a senior credit facility, which consists of term debt and a $15 million revolving line of credit. Our senior credit facility expires in March 2006. This facility is secured by substantially all of our assets, and contains restrictions concerning the payment of dividends, incurrence of additional debt and capital expenditures. In addition, we are subject to, and in compliance with, certain financial covenants including ratios related to fixed charges coverage and leverage. During 2001, we made regular principal payments of $4.1 million and a prepayment of principal of approximately $11.5 million under the term portion our senior credit facility. As of December 29, 2001, the outstanding principal balance under our senior credit facility was $28.9 million. As of December 29, 2001, we did not have an outstanding balance under our revolving line of credit and had $15 million of availability under the revolving line of credit. The following table sets forth our future payment obligations under our senior credit facility and operating leases:

	Payments Due By Period

		Less	One to	Four to
		Than One	Three	Five
Contractual Obligations	Total	Year	Years	Years

Long-term debt	$28,909	$4,909	$22,159	$1,841
Capital lease obligations	—	—	—	—
Operating leases	815	451	325	39

Total contractual cash obligations	$29,724	$5,360	$22,484	$1,880

In July 2001, we completed a secondary public offering in which we sold 3,500,000 shares of common stock and Warburg Pincus, our principal stockholder, sold 3,500,000 shares at an offering price of $16.40 per share. We received proceeds of $53.8 million, after deducting $3.7 million for underwriting and issuance costs. We also received proceeds from the exercise of stock options and the Employee Stock Purchase Plan totaling $1.2 million.

In August 2000, we received $63.3 million in net proceeds form our initial public offering of common stock and the exercise of stock options. We used these proceeds to pay $35.0 million outstanding under our then guaranteed revolving line of credit. During 2000, we also made regular principal payments of $5.5 million and a prepayment of principal of $15.0 million under the term portion our senior credit facility.

Cash Commitments. On January 1, 2002, we terminated the AMS Retirement Annuity Plan and expect to distribute the plan’s assets to participants during 2002. We expect to make an approximate $5.8 million additional cash payment to the plan prior to distribution of the assets.

Since January 1, 2002, we have implemented a new profit sharing plan whereby contributions to the plan will vary based upon our performance and will be allocated to participants equally. While the contribution will be variable, we expect that initially the profit sharing contribution will approximate our historical AMS Retirement Annuity Plan expense at current income levels. We estimate that our profit sharing contribution in 2002 will be approximately $1.2 million.

Our acquisition of the distribution rights to DermMatrix, a porcine dermis graft material used in sling and pelvic prolapse procedures, requires us to make an additional $1.0 million payment in December 2002. If we do not make this payment, our supplier has the right to terminate the supply agreement.

We believe that funds generated from operations, together with the net proceeds of the secondary offering and funds available under our senior credit facility, will be sufficient to finance our current operations and planned capital expenditure requirements for at least the next 12 months.

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

The InVance Male Sling System, a male sling fixation system has been released into the market. Product development and market release is currently on hold for the following products: TransFix Sutureless

Sling Fixation System, a pull-in anchoring system that is sutureless; No-Tac, a next generation female sling system that does not require a bone screw in the pubic bone; Flast, a device to harvest human fascia lata tissue for sling procedures; and Clip-In, a clip around the suture in place of a knot.

NexTus is a soft tissue-anchoring device. We received 510(k) clearance for this device in the second quarter of 2001. We are now clinically evaluating the product with a select physician group. Our launch plans will depend on both the clinical success with the product and our ability to manufacture the product economically.

The UroVive Microballoon System is a durable reversible microballoon system to treat stress urinary incontinence. It includes a microballoon, a delivery system, and a syringe filled with saline. The clinical data we acquired with this product was subsequently deemed not suitable for FDA submission. Because of the expense necessary to meet the FDA requirements, we are not currently pursuing a U.S. launch. This product is currently under-going additional development and evaluation. Our plans to re-launch this product internationally will depend on the outcome of this development.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Hedging and Currency Fluctuations

We have not purchased options or entered into forward or futures contracts, except as required by our senior credit facility. As of December 29, 2001, all of our derivatives, designated as cash flow hedges, are interest rate swaps. We hedged a portion of our original $65.0 million variable rate term note, as required by our senior credit facility, by entering into an interest rate swap agreement in which we agree to exchange, at specified intervals, the calculated difference between the fixed interest rate of the swap and the variable interest rate on a portion of our debt. This interest rate swap agreement expires June 30, 2003. We expect that pre-tax losses totaling approximately $1.3 million, which are recorded in other comprehensive income (loss) at December 29, 2001 and represent the difference between the fixed rate of the swap agreement and variable interest of the term note, will be recognized within the next twelve months as part of interest expense. At December 29, 2001, the fair value of the interest rate swap, based upon quoted market prices for contracts with similar maturities, was approximately $1.9 million. The pay rate of the interest rate swap is 10.065% and the predicted future receive rate on our senior credit facility is approximately 5.1%.

Our operations outside of the United States are maintained in their local currency, except for our Israeli subsidiary, where the U.S. dollar serves as the functional currency. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at year-end exchange rates in effect during the year. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions are included in operations and were not material in any period.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.

ITEM 8. FINANCIAL STATEMENTS.

Our Consolidated Financial Statements and the report of our independent certified public accountants are included in this Annual Report on Form 10-K beginning on page F-1. The index to this report and the financial statements is included in Item 14 (a) (1) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

A.	Directors of the Registrant.

The information in the “Election of Directors—Information About Nominees and Other Directors” and “Election of Directors—Other Information About Nominees and Other Directors” sections of our 2002 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

B.	Executive Officers of the Registrant.

Information about our executive officers is included in this Annual Report on Form 10-K under Item 4A, “Executive Officers of the Registrant.”

C.	Compliance with Section 16(a) of the Exchange Act.

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2002 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information in the “Election of Directors-Director Compensation,” “Election of Directors—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation,” and “Compensation and Other Benefits” sections of our 2002 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information in the “Principal Stockholders and Beneficial Ownership of Management” section of our 2002 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information in the “Certain Transactions” section of our 2002 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a) 1. Financial Statements:

Our following Consolidated Financial Statements and the Independent Auditor’s Report thereon are included herein (page numbers refer to pages in this Annual Report on Form 10-K):

Report of Independent Auditors	Page F-1

Consolidated Balance Sheets as of December 31, 2000 and December 29, 2001	Page F-2

Consolidated Statements of Operations for the years ended December 31, 1999 and 2000, and the year ended December 29, 2001	Page F-3

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 1999 and 2000, and the year ended December 29, 2001	Pages F-4 and F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 2000, and the year ended December 29, 2001	Page F-6

Notes to Consolidated Financial Statements for the years ended December 31, 1999 and 2000, and the year ended December 29, 2001	Pages F-7 through F-23

     2.     Financial Statement Schedules:

American Medical Systems Holdings, Inc.
Schedule II — Valuation and Qualifying Accounts
(In thousands)

	Balance at	Charged to
	Beginning	Costs and		Balance at
Description	of Period	Expenses	Deductions	End of Period

Column A	Column B	Column C	Column D	Column E
Allowance for doubtful accounts deducted from accounts receivable:
For the period ended:
December 29, 2001	$696	$580	$474	$802
December 31, 2000	$404	$953	$661	$696
December 31, 1999	$700	$186	$482	$404
Valuation allowance deducted from inventories:
For the period ended:
December 29, 2001	$3,140	$310	$751	$2,699
December 31, 2000	$2,193	$1,761	$814	$3,140
December 31, 1999	$2,486	$346	$639	$2,193
Accrued product liability allowance:
For the period ended:
December 29, 2001	$1,211	$300	$13	$1,498
December 31, 2000	$1,043	$571	$403	$1,211
December 31, 1999	$225	$818	$—	$1,043
Accrued warranty expense:
For the period ended:
December 29, 2001	$7,548	$516	$477	$7,587
December 31, 2000	$7,385	$1,234	$1,071	$7,548
December 31, 1999	$6,348	$1,037	$—	$7,385

3. Exhibits:

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto. A copy of any of the exhibits listed in the Exhibit Index will be sent at a reasonable cost to any stockholder as of March 26, 2002, upon receipt from any such person of a written request for any such exhibit. Requests should be sent to the attention of M. James Call at American Medical Systems, 10700 Bren Road West, Minnetonka, MN 55343.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K under Item 14(c):

1.	Employment Agreement, dated April 23, 1999, between Douglas Kohrs and American Medical Systems, Inc.

2.	Amendment to the Employment Agreement, dated April 17, 2000, between Douglas Kohrs and American Medical Systems, Inc.

3.	Second Amendment to Employment Agreement, dated January 1, 2002, between Douglas Kohrs and American Medical Systems, Inc.

4.	Stock Option Agreement, dated April 23, 1999, between Douglas Kohrs and American Medical Systems, Inc.

5.	Separation Agreement, dated September 27, 2001, between Gregory J. Melsen and American Medical Systems, Inc.

6.	Employment Agreement, dated May 1, 1999, between Johann Neisz and American Medical Systems, Inc.

7.	Employment Agreement, dated July 30, 2001, between M. James Call and American Medical Systems, Inc.

8.	Consulting Agreement, dated September 1, 1999, between Medical Genesis and American Medical Systems, Inc.

9.	2000 Equity Incentive Plan, as amended.

10.	Form of Incentive Stock Option Agreement.

11.	Form of Non-Qualified Stock Option Agreement.

12.	Employee Stock Purchase Plan.

13.	2001 Management Incentive Plan.

(b) Reports on Form 8-K filed in the fourth quarter of 2001:

On December 3, 2001, we filed a Current Report on Form 8-K reporting a change in our fiscal year (Item 8) which was effective January 1, 2001. We did not file any financial statements with this Form 8-K.

FINANCIAL STATEMENTS AND NOTES THERETO

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of
American Medical Systems Holdings, Inc.

We have audited the accompanying consolidated balance sheets of American Medical Systems Holdings, Inc. as of December 31, 2000 and December 29, 2001, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Medical Systems Holdings, Inc. as of December 31, 2000 and December 29, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States.

     Ernst & Young LLP

Minneapolis, Minnesota
January 25, 2002

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	December 29,
	2000	2001

Assets
Current assets:
Cash and cash equivalents	$12,165	$28,755
Short-term investments	—	9,013
Accounts receivable, net	23,616	25,306
Inventories	9,674	13,991
Deferred taxes	7,688	7,471
Other current assets	1,684	1,552

Total current assets	54,827	86,088
Property, plant and equipment, net	24,773	23,604
Goodwill, net	78,014	82,365
Intangible assets, net	19,717	17,118
Deferred income taxes	1,807	3,180
Investments	—	18,783
Investments in technology and other assets	2,124	4,013

Total assets	$181,262	$235,151

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,431	$2,678
Accrued compensation expense	13,306	15,656
Accrued warranty expense	7,548	7,587
Other accrued expense	3,441	4,350
Current portion of notes payable	6,033	4,909

Total current liabilities	32,759	35,180
Long-term notes payable	38,459	24,000
Other long-term liabilities	—	1,884
Minority interest	521	—
Stockholders’ equity:
Common stock, par value $.01 per share; authorized 95,000,000 shares; issued and outstanding 16,166,887 voting shares and 11,597,941 non-voting shares for December 31, 2000; 29,587,378 voting and 2,372,941 non-voting shares for December 29, 2001	278	320
Additional paid-in capital	135,449	194,630
Deferred compensation	(996)	(448)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(1,073)	(1,646)
Derivative financial instruments	—	(1,164)
Accumulated deficit	(24,135)	(17,605)

Total stockholders’ equity	109,523	174,087

Total liabilities and stockholders’ equity	$181,262	$235,151

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the years ended

	December 31,	December 31,	December 29,
	1999	2000	2001

Net sales	$81,353	$100,317	$117,938
Cost of sales	31,419	21,891	23,140

Gross profit	49,934	78,426	94,798
Operating expenses:
Marketing and sales	30,400	39,277	44,931
General and administrative	7,889	12,128	12,156
Research and development	9,552	12,225	11,899
Transition and reorganization	3,000	1,000	1,000
Amortization of intangibles	4,260	8,360	9,374
In-process research and development	7,354	—	—

Total operating expenses	62,455	72,990	79,360

Operating income (loss)	(12,521)	5,436	15,438
Royalty and other income (expense)	4,205	2,928	(104)
Interest income	130	427	881
Interest expense	(7,003)	(7,370)	(3,813)

Income (loss) before income taxes	(15,189)	1,421	12,402
Income tax benefit (expense)	5,340	(1,369)	(5,872)

Net income (loss)	$(9,849)	$52	$6,530

Earnings per share:
Basic		$0.00	$0.22
Diluted		$0.00	$0.20
Weighted average common shares:
Basic		10,478	29,792
Diluted		12,809	32,068

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Accumulated	Deferred	Comprehensive
	Shares	Par Value	Capital	Deficit	Compensation	Loss	Total

Balances at December 31, 1998	—	$0	$0	$(7,463)	$0	$(445)	$(7,908)
Comprehensive loss
Net loss				(9,849)		—	(9,849)
Cumulative translation adjustment				—		(548)	(548)

Total comprehensive loss				(9,849)		(548)	(10,397)
Accretion of cumulative preferred stock dividends	—	—	—	(3,531)	—	—	(3,531)

Balances at December 31, 1999	—	—	—	(20,843)	—	(993)	(21,836)
Comprehensive loss
Net income				52		—	52
Cumulative translation adjustment				—		(80)	(80)

Total comprehensive loss				52		(80)	(28)
Accretion of cumulative preferred stock dividends	—	—	—	(3,344)	—	—	(3,344)
Conversion of preferred stock to common stock	21,269	213	70,644	—	—	—	70,857
Issuance of common stock, net of offering expenses	6,250	63	62,871	—	—	—	62,934
Issuance of common stock pursuant to stock options exercised	246	2	407	—	—	—	409
Income tax benefit related to stock option plans	—	—	96	—	—	—	96
Issuance of compensatory stock options	—	—	1,431	—	(1,431)	—	—
Amortization of deferred compensation	—	—	—	—	435	—	435

Balances at December 31, 2000	27,765	278	135,449	(24,135)	(996)	(1,073)	109,523
Comprehensive income
Net income				6,530		—	6,530
Cumulative effect of change in and hedging activities (SFAS 133), net of tax				—		(712)	(712)
Net loss on derivative financial instruments, net of tax				—		(928)	(928)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Accumulated	Deferred	Comprehensive
	Shares	Par Value	Capital	Deficit	Compensation	Loss	Total

Amounts reclassified to interest expense during the period from derivative and hedging activities, net of tax				—		476	476
Cumulative translation adjustment				—		(573)	(573)

Total comprehensive income				6,530		(1,737)	4,793
Issuance of common stock pursuant to stock options exercised	425	4	735	—	—	—	739
Issuance of common stock pursuant to ESPP	55	1	498	—	—	—	499
Issuance of common stock pursuant to secondary offering, net of offering expenses	3,500	35	53,786	—	—	—	53,821
Issuance of common stock pursuant to direct grants	1	—	27	—	—	—	27
Issuance of common stock pursuant to purchase of minority interest in consolidated subsidiary	214	2	3,231	—	—	—	3,233
Acceleration of stock option vesting recorded as compensation costs	—	—	747	—	—	—	747
Issuance of non-qualified stock options for services	—	—	19	—	—	—	19
Income tax benefit related to stock option plans	—	—	240	—	—	—	240
Amortization of deferred compensation	—	—	—	—	446	—	446
Deferred compensation forfeitures	—	—	(102)	—	102	—	—

Balances at December 29, 2001	31,960	$320	$194,630	$(17,605)	$(448)	$(2,810)	$174,087

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(In thousands, except share data)

	For the year ended

	December 31,	December 31,	December 29,
	1999	2000	2001

Cash flows from operating activities:
Net income	$(9,849)	$52	$6,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,578	3,723	3,867
Amortization of intangibles	4,260	8,360	9,374
Deferred financing costs	—	215	270
In-process research and development	7,354	—	—
Noncash deferred compensation	—	435	446
Noncash transition and reorganization	—	—	747
Noncash impairment of investment in technology	—	—	3,000
Noncash stock option compensation	—	—	45
Income tax benefit related to stock option plan	—	96	240
Change in net deferred taxes	(2,814)	1,093	3,876
Changes in operating assets and liabilities:
Accounts receivable	(1,800)	(3,242)	(2,418)
Receivable from former affiliate	6,757	—	—
Inventories	11,921	1,290	(4,360)
Accounts payable and accrued expenses	(4,500)	(4,809)	3,898
Other assets	(9)	94	(257)

Net cash provided by operating activities	13,898	7,307	25,258

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,470)	(1,675)	(2,698)
Purchase of business	(31,622)	(3,744)	(11,499)
Purchase of investments in technology	—	—	(4,500)
Purchase of short and long-term investments	—	—	(27,796)
Purchase of other intangibles	(1,000)	(2,611)	(1,500)

Net cash used in investing activities	(39,092)	(8,030)	(47,993)

Cash flows from financing activities:
Sale of preferred stock	22,953	—	—
Issuance of common stock	—	63,343	55,059
Borrowings on long-term debt	6,300	4,700	—
Payments on long-term debt	—	(61,508)	(15,583)

Net cash provided by financing activities	29,253	6,535	39,476

Effect of exchange rates	73	(587)	(151)

Net increase in cash and cash equivalents	4,132	5,225	16,590
Cash and cash equivalents at beginning of period	2,808	6,940	12,165

Cash and cash equivalents at end of period	$6,940	$12,165	$28,755

Supplemental disclosure:
Cash paid for interest	$6,049	$7,542	$3,403
Cash paid for taxes	$0	$56	$2,084

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description and Significant Accounting Policies

Business Description

American Medical Systems, Inc., predecessor to American Medical Systems Holdings, Inc. (collectively, the “Company” or “AMS”), was a business unit within Pfizer Inc. until September 10, 1998 when it, and certain net assets exclusively used in its business, was acquired by a group of private investors. The Company manufactures and markets a broad and well-established line of proprietary surgical products directly to urologists and gynecologists. The Company principally focuses on the three major urological disorders: incontinence, erectile dysfunction and prostate disease.

Principles of Consolidation

The consolidated financial statements include the accounts of American Medical Systems Holdings, Inc. and its subsidiaries after elimination of all significant intercompany transactions and accounts. In March 2000, American Medical Systems, Inc. formed American Medical Systems Holdings, Inc. In April 2000, the stockholders of American Medical Systems, Inc. exchanged all of their outstanding shares of capital stock of American Medical Systems, Inc. for an identical number of shares of the same class and series of capital stock of American Medical Systems Holdings, Inc. No change in ownership occurred as a result of this reorganization, and the reorganization was accounted for as a reorganization of entities under common control. Accordingly, this reorganization had no effect on the Company’s financial statements.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalent balances are concentrated primarily with one investment manager and the majority is invested in daily money market funds.

Short and Long-Term Investments

The Company considers investments with an original maturity longer than three months but less than one year short-term investments. Investments with an original maturity longer than one year are classified as long-term investments. The Company’s investments are concentrated primarily with one investment manager and are invested in asset backed securities, commercial paper, corporate bonds, and government securities. Investments are classified as available for sale and are carried at cost, which approximates market.

Concentration of Risks

The Company’s accounts receivable are primarily due from hospitals and independent foreign distributors located mainly in the United States and Western Europe. Although the Company does not require collateral from its customers, concentrations of credit risk in the United States are somewhat mitigated by a large number of geographically dispersed customers. The Company does not presently anticipate credit risk associated with foreign trade receivables, although collection could be impacted by the underlying economies of the respective countries.

Inventories

The majority of inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. At the date the Company was acquired from Pfizer Inc., inventories were recorded at fair value requiring a $21.8 million write-up. This write-up was charged to the statement of operations over a six-month period ended March 31, 1999, representing an estimate of the period over which inventories were sold. Cost of sales was charged $11.6 million in the first quarter of 1999 relating to this write-up.

Property, Plant and Equipment

Property, plant and equipment, including internal and external costs of computer software, are carried at cost less accumulated depreciation. Depreciation and amortization are generally recorded using the straight-line method over the following estimated useful asset lives:

Building	20 years
Machinery and equipment	8-12 years
Furniture, fixtures and other	3-12 years
Software	3-5 years

Maintenance, repairs and minor improvements are charged to expense as incurred while major betterments and renewals are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

Intangible Assets, Including Goodwill

Intangible assets consist of goodwill and purchased intangibles related to workforce, patents, non-compete agreements, tradename, and developed research and development technologies. Intangible assets are being amortized on a straight-line basis over periods ranging principally from 10 to 25 years. The Company continually evaluates the periods of amortization to determine whether events and circumstances, such as effects of competition, obsolescence and other economic factors, warrant revision of the useful lives. The Company assesses the recoverability of goodwill from future operations using cash flows of the related acquired business as a measure. Under this approach, the carrying value of goodwill would be reduced if it becomes probable that the estimated expected undiscounted future cash flows of the related business are less than the carrying amount of goodwill over its remaining amortization period. If an impairment exists, the Company measures the impairment utilizing discounted cash flows. See Footnote No. 13 for further information regarding the Company’s implementation of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for the Company’s fiscal year beginning December 30, 2001.

Long-Lived Assets

The Company follows Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” SFAS No. 121 requires the long-lived assets, including goodwill, be reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the assets with the estimated cash flows associated with them. If an impairment exists, the Company measures the impairment utilizing discounted cash flows. See Footnote No. 13 for further information regarding the Company’s implementation of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal on Long-Lived Assets, effective for the Company’s fiscal year beginning December 30, 2001.

Revenue Recognition

A significant portion of Company revenue is generated from inventory temporarily loaned to customers or from consigned inventory maintained at hospitals or with field representatives. For these, revenue is recognized at the time the Company is notified that the product has been used or implanted. In all other instances, revenue is recognized at the time product is shipped, net of allowances for estimated returns.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are charged to operations in the year incurred. Advertising costs charged to operations during the years ended December 31, 1999 and 2000, and the year ended December 29, 2001, were $3.2 million, $2.6 million, and $2.1 million, respectively.

Product Warranty Costs

The Company provides a warranty on its products and accrues estimated future warranty costs based on its history of actual warranty costs incurred. Warranty costs are included as part of cost of sales.

Software Development Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use in accordance with AICPA Statement of Position 98-1, “Accounting For Computer Software Developed For Or Obtained For Internal Use.”

Income Taxes

The Company accounts for income taxes using the liability method. The liability method provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes (“temporary differences”) using enacted tax rates in effect in the years in which the differences are expected to reverse. Temporary differences relate primarily to the allowance for doubtful accounts, obsolete inventory allowances, depreciation, and accruals for vacation, product liability and warranty costs.

Foreign Currency Translation

The financial statement amounts attributed to operations outside of the United States are maintained in their local currency, except for Influence Medical Technologies Ltd., where the United States dollar serves as the functional currency. All assets and liabilities of the Company’s international subsidiaries are translated to United States dollars at year-end exchange rates, while elements of the statement of operations are translated at average exchange rates in effect during the year. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses on foreign currency transactions are included in operations and were not material during the periods presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant areas which require the use of management’s estimates relate to the determination of the allowances for doubtful accounts receivable and obsolete inventories, the period of goodwill amortization, the extent of required warranty reserve, the extent of the contingency for product liability claims, and the need for a valuation allowance on deferred tax assets. The Company is subject to risks and uncertainties, such as changes in the health care environment, competition and legislation that may cause actual results to differ from estimated results.

Earnings per Share

The following table presents information necessary to calculate basic and diluted earnings per common share and common share equivalents for the years ended December 31, 2000 and December 29, 2001. No data is presented for 1999 as the Company had no common shares or common share equivalents outstanding during this period.

(In thousands, except per share data)	2000	2001

Earnings	$52	$6,530
Weighted-average shares outstanding for basic earnings per share	10,478	29,792
Dilutive effect of stock options	2,331	2,276
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	12,809	32,068
Basic earnings per share	$0.00	$0.22
Diluted earnings per share	$0.00	$0.20

Accounting periods

Effective January 1, 2001, the Company changed its fiscal year end from a calendar year ending on December 31 to a 52 or 53-week fiscal year ending on the Saturday nearest December 31. Accordingly, the 2001 fiscal year ended on December 29, 2001, whereas previous fiscal years ended on December 31. The effect of this change was not material to the Company’s financial condition or results of operations. No report was filed to cover the transition period as activity during this period was deemed to be immaterial. All fiscal quarters will end on the Saturday nearest the end of the calendar quarter.

Reclassification

Certain 1999 and 2000 amounts have been reclassified to conform to the 2001 presentation.

2. Acquisitions

Influence

On December 16, 1999, the Company acquired Influence Inc., a supplier of bone anchors and sling products used in the treatment of female incontinence. The Company paid the former shareholders of Influence, Inc. $24.3 million at the closing of the acquisition and capitalized $3.2 million related to transaction and transition costs. The Company made contingent purchase price payments of $7.8 million as various milestones related to transitional and integration activities were completed by various dates ending on December 17, 2001. The Company has made all milestone payments. In addition, the Company made contingent purchase price payments during April 2001 of approximately $7.9 million, net of settlement costs, following settlement of its litigation with Boston Scientific Corporation. Per the acquisition agreement, certain settlement costs were deductible from contingent purchase price payments. These contingent purchase price payments and settlement costs have been recorded as goodwill. In connection with this transaction, the Company expensed $6.1 million of acquired in-process research and development, and recorded $6.6 million of goodwill and other intangibles including $9.9 million of developed research technology, $2.2 million of tradename, $1.1 million related to non-compete agreements, and $0.5 million related to the workforce. In September 2001, the Company acquired the minority interest relating to the original acquisition of Influence, Inc., and in December 2001 made the final milestone payment relating to this minority interest, by issuing 214,436 shares of common stock valued at $3.2 million. The issuance of this common stock has been recorded as goodwill.

The Company’s consolidated statements of operations include Influence’s financial results from the December 16, 1999 date of acquisition. The following provides Company results on a pro forma basis including Influence as if the acquisition occurred at the beginning of the year presented (in thousands):

	Year Ended
	December 31, 1999

	As Reported	Pro forma

Revenues	$81,353	$92,506
Net loss	$(9,849)	$(16,057)

UroSurge

On August 3, 1999, the Company acquired all assets related to its UroVive Microballoon System for the treatment of female stress urinary incontinence. The Company paid UroSurge, Inc. $4.2 million at the closing of the acquisition. In addition, the Company has agreed to pay royalties on net sales generated by the acquired products through December 2003. UroSurge did not successfully meet certain additional milestones and consequently the Company was not obligated to make any additional payments. In connection with this transaction, the Company expensed $1.3 million of acquired in-process research and development and recorded intangible assets of $2.2 million related to developed research technology and $0.2 million of licensed patents.

Investments in Technology

On October 4, 1999, the Company signed an exclusive, long-term agreement with InjecTx to distribute its injection system worldwide. The Company made an initial $2.0 million equity investment in InjecTx in October 1999 and an additional $1.5 million equity investment in InjecTx in March 2001. The Company is also required to invest up to an additional $1.0 million of equity if certain additional clinical study milestones are achieved. The Company currently owns 16% of the capital stock of InjecTx. This investment will continue to be accounted for on a cost basis.

On January 5, 2001, the Company made a $3.0 million equity investment in Collagenesis Corporation. At the time of the investment, Collagenesis was working with its existing debt holders to exchange its outstanding debt into equity and raise additional capital. Pursuant to the terms of the agreement with Collagenesis, the Company converted its equity position into a $3.0 million 10% Senior Subordinated Convertible Voting Promissory Note in April 2001. In December 2001, Collagenesis declared bankruptcy and is currently working on a plan of dissolution. Generally accepted accounting principles require that investments such as the Company’s investment in Collagenesis be reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. The Company considers Collagenesis’ bankruptcy and plan of dissolution such an event requiring such a review. Based on this review, the Company has determined that an impairment in its Collagenesis investment exists. Accordingly, the investment has been written off and charged to other expense.

In-process Research and Development

In connection with the acquisitions of Influence and from UroSurge, the Company conducted a valuation of the intangible assets acquired. The value assigned to purchased in-process research and development (“IPR&D”) was $6.1 million and $1.3 million of the purchase price for Influence and UroSurge, respectively. IPR&D represented purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use. Accordingly, these amounts were expensed during 1999 following consummation of the acquisitions. The value assigned to IPR&D was determined by identifying research projects in areas for which technological feasibility had not been achieved. The value was determined by estimating the costs to develop the IPR&D into commercially viable products, estimating the resulting cash flows from such products, and discounting the net cash flows back to their present value.

The Company estimated costs required to obtain regulatory approvals and has assumed the approvals will be received. Costs related to manufacturing, distribution, and marketing of the products are included in the projections. The resulting cash flows from such projects are based on management’s estimates of revenues, cost of sales, research and development costs, sales and marketing, general and administrative, and the anticipated income tax effect. The Company does not expect gross margins or expense levels to significantly change following introduction of these products. The discounted rates utilized in discounting the net cash flows from purchased in-process research and development were 23% for Influence products and 35% for UroSurge products. These discount rates reflect uncertainties surrounding the successful development of the purchased in-process research and development.

The forecast data employed in the analyses was based upon internal product level forecast information. The forecast data and assumptions are inherently uncertain and unpredictable. However, based upon the information available at this time, management believes the forecast data and assumptions to be reasonable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Unless otherwise noted, forecasts and assumptions have not changed materially from the date the appraisals were completed.

3. Transition and Reorganization Expense

In the first quarter of 1999, the Company completed an assessment of senior management personnel needs and also completed a strategic review of its research and development efforts. As a result of this review, the Company incurred $3.0 million of transition and reorganization expenses for the year ended December 31, 1999 primarily related to employee termination benefits and executive search recruiting fees. Twenty-two employees were terminated as a result of this reorganization. In the second quarter of 2000, the Company completed another assessment of senior management personnel needs. As a result of this review, the Company incurred $1.0 million of transition and reorganization expenses for the year ended December 31, 2000, primarily related to employee termination benefits. Seven employees were terminated as a result of this reorganization. In the third quarter of 2001, the Company completed another assessment of senior management personnel needs. As a result of this review, the Company incurred $1.0 million of transition and reorganization expenses for the year ended December 29, 2001. Four employees resigned or were terminated as a result of this reorganization. The Company expects substantially all of these benefits to be paid by September 30, 2002.

Below is a summary of transition and reorganization expenditures (in thousands):

		Acceleration
		Stock		Executive
		Option	Professional	Search
	Severance	Vesting	Fees	Fees	Other	Total

Balance at December 31, 1998	$667	$0	$439	$0	$129	$1,235
Accrued	2,490	—	145	314	51	3,000
Paid	(2,279)	—	(584)	(314)	(129)	(3,306)

Balance at December 31, 1999	878	—	—	—	51	929
Accrued	1,000	—	—	—	—	1,000
Paid	(1,213)	—	—	—	—	(1,213)

Balance at December 31, 2000	665	—	—	—	—	665
Accrued	222	747	31	—	—	1,000
Paid	(695)	(747)	(31)		—	(1,473)

Balance at December 29, 2001	$192	$0	$0	$0	$0	$192

4. Balance Sheet Information

The following provides additional information concerning selected balance sheet accounts (in thousands):

	December 31,	December 29,
	2000	2001

Accounts receivable, net:
Trade accounts receivable	$22,578	$24,926
Other receivables	1,734	1,182
Allowance for doubtful accounts	(696)	(802)

	$23,616	$25,306

Inventories:
Raw materials	$3,079	$3,366
Work-in-progress	2,699	2,210
Finished goods	7,036	11,114
Obsolescence reserve	(3,140)	(2,699)

	$9,674	$13,991

Property, plant and equipment, net:
Land and building	$13,289	$13,664
Machinery and equipment	10,061	12,567
Furniture, fixtures and other	3,093	2,764
Software	5,919	5,872

	32,362	34,867
Accumulated depreciation	(7,589)	(11,263)

	$24,773	$23,604

Goodwill, net:
Goodwill	$86,826	$96,761
Accumulated amortization	(8,812)	(14,396)

	$78,014	$82,365

Intangible assets, net:
Developed technologies	$12,073	$12,073
Patents	9,683	9,683
Other	3,031	4,535

	24,787	26,291
Accumulated amortization	(5,070)	(9,173)

	$19,717	$17,118

5. Long-Term Debt

Senior Credit Facility

In April 2000, the Company established a new credit facility. The new facility consisted of a $65.0 million term note, a $35.0 million guaranteed note, and a $15.0 million guaranteed revolving line of credit. Subsequent to December 31, 2000, the guarantee on the revolving line of credit was removed. The Company used proceeds from its initial public offering to pay $35.0 million outstanding under the guaranteed note and approximately $6.0 million under its then guaranteed revolving line of credit. On June 30, 2000, September 30, 2000, and December 30, 2000, the Company also made quarterly principal payments aggregating $5.5 million under the $65.0 million term note. On September 30, 2000, the Company also prepaid $15.0 million under the $65.0 million term note reducing required quarterly principal payments. On March 30, 2001, June 29, 2001, and September 29, 2001, the Company made quarterly principal payments aggregating $4.1 million. On July 2, 2001, the Company also prepaid $11.5 under the $65.0 million term note again reducing required quarterly principal payments. The term note now requires quarterly principal payments of $1.1 million through March 2002, $1.4 million from June 2002 through March 2003, $1.6 million from June 2003 through March 2004, and $1.8 million from June 2004 through March 2006.

The Company has an interest swap agreement covering $30.0 million of the term note, essentially establishing a fixed rate of 10.065% on this portion of the debt. The remainder of the term note bears interest, payable quarterly, at the Base Rate (the higher of the Federal Funds rate plus 0.5% or the Prime Rate) plus from 1% to 2% for Base Rate loans or LIBOR plus 2% to 3% for Eurodollar loans. Throughout 2000, the guaranteed portion of this facility carried interest at the Base Rate for Base Rate loans or LIBOR plus 0.875% for Eurodollar loans. Following the release of the guarantee, the revolving line of credit now bears interest at the same rates as the term note. On December 29, 2001, the Base Rate was 5.75% and LIBOR was 3.91%. Through December 29, 2001, the Company has only requested Eurodollar loans.

The debt carrying value of the $28.9 million outstanding at December 29, 2001 approximates fair value estimated using the Company’s incremental borrowing rate for similar liabilities. The senior credit facility is secured by substantially all of the Company’s assets. The Company is subject to, and is in compliance with, certain covenants including ratios related to fixed charge coverage and leverage. The Company is prohibited from paying dividends under its senior credit facility without the lenders’ consent.

Derivatives and Hedging

The Company adopted Statement of Financial Accounting Standards No. 133, as amended by SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. SFAS 133 requires that all derivatives be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income (loss) (“OCI”) depending on the type of hedging instrument and the effectiveness of those hedges. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative loss adjustment to OCI of $0.7 million, after taxes, to recognize the fair value of its derivatives as of the date of adoption.

All of the derivatives used by the Company have been designated as cash flow hedges at the time of adoption of SFAS 133. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in stockholders’ equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the derivative instrument, if any, is reported as part of interest expense and was immaterial in 2001. All derivatives are adjusted to their fair market values at the end of each quarter. Unrealized net gains and losses for cash flow hedges, net of any amounts reported as part of interest expense, are recorded in OCI.

The Company’s credit risk related to derivatives is considered low because they are entered into with only strong creditworthy counterparties.

As of December 29, 2001, all of the Company’s derivatives, designated as hedges, are interest rate swaps but did not qualify for evaluation using the short cut method for assessing effectiveness as all critical terms of the swap did not match those of the variable rate note. As such, there is an assumption of ineffectiveness. The Company hedged a portion of its original $65.0 million variable rate term note, as required by its senior credit facility, by entering into an interest rate swap agreement in which the Company agrees to exchange, at specified intervals, the calculated difference between the fixed interest rate of the swap and the variable interest rate on a portion of its debt. This interest rate swap agreement expires June 30, 2003. The Company expects that pre-tax losses totaling approximately $1.3 million, which are recorded in OCI at December 29, 2001 and represent the difference between the fixed rate of the swap agreement and variable interest of the term note, will be recognized within the next twelve months as part of interest expense. At December 29, 2001, the fair value of the interest rate swap, based upon quoted market prices for contracts with similar maturities, was approximately $1.9 million. For the year end December 29, 2001, unrealized net losses totaling $1.6 million after taxes, were recorded in OCI. Pre-tax realized losses of $0.9 million were transferred to interest expense from OCI.

6. Investments

The Company’s investments are classified as available-for-sale and are carried at cost, which approximates market. At December 29, 2001, the Company had investments in debt securities, classified as available-for-sale, with a fair market value and cost of $27.8 million.

The contractual maturities of these available-for-sales debt securities as on December 29, 2001, were as follows:

	Years

		Over 1
	Within 1	to 5	Total

Asset-backed debt	$0	$13,615	$13,615
Commercial paper debt	993	—	993
Corporate debt	5,433	2,065	7,498
U.S. agency debt	2,587	3,103	5,690

Total investments	$9,013	$18,783	$27,796

7. Stockholders’ Equity

Public Offerings

In August 2000, the Company completed an initial public offering of 6,250,000 shares of common stock at an offering price of $11.00 per share. The Company received proceeds of $62.9 million after deducting $5.8 million for underwriting and issuance costs. Net proceeds were used for the retirement of debt, working capital, and other general corporate purposes.

In July 2001, the Company completed a secondary public offering of 3,500,000 shares of common stock at an offering price of $16.40 per share. The Company received proceeds of $53.8 million after deducting $3.7 million for underwriting and issuance costs. Net proceeds were used for the retirement of debt, working capital, and other general corporate purposes.

Preferred Stock

In conjunction with the Company’s initial public offering of common stock, all outstanding shares of Preferred Stock and cumulative dividends were converted into shares of voting and non-voting common stock. Series A Preferred Stock and accumulated dividends totaling $32.5 million were converted into 242,895 shares of voting common stock and 2,712,945 shares of non-voting common stock. Series B Preferred Stock and accumulated dividends totaling $3.8 million were converted into 2,265,939 shares of voting common stock. Series C Preferred Stock and accumulated dividends totaling $18.9 million were converted into 11,355,297 shares of non-voting common stock. Series D Preferred Stock and accumulated dividends totaling $3.5 million were converted into 1,057,014 shares of voting common stock. Series E Preferred Stock and accumulated dividends totaling $12.1 million were converted into 3,634,959 shares of non-voting common stock. Subsequent to the Company’s initial public offering, 15,330,260 shares of non-voting common stock have been converted into voting common stock. In addition, since conversion, Series A through E of Preferred Stock have been cancelled and are not re-issuable.

Stock Incentive Plan

The Company’s 2000 Equity Incentive Plan, as amended (“Plan”) provides for granting to eligible employees and certain other individuals nonqualified and incentive stock options. The Company has reserved 5,355,000 shares of common stock for issuance under the Plan at December 29, 2001. Options granted under the Plan generally become exercisable 25% on the first anniversary date of the grant and 6.25% per quarter thereafter. The options typically expire, if not exercised, ten years after the date of grant. Options are granted at the fair market value on the date of the grant. Activity in the Plan was as follows:

		Weighted
		Average
	Number	Exercise Price
	of Shares	Per Share

Balance at December 31, 1998	450,000	$1.67
Granted	3,021,000	$1.67
Cancelled or terminated	(777,000)	$1.67

Balance at December 31, 1999	2,694,000	$1.67
Granted	878,150	$7.76
Exercised	(245,779)	$1.67
Cancelled or terminated	(180,301)	$2.00

Balance at December 31, 2000	3,146,070	$3.35
Granted	899,875	$13.23
Exercised	(424,938)	$1.74
Cancelled or terminated	(123,327)	$4.78

Balance at December 29, 2001	3,497,680	$6.03

Options to purchase 1,186,603 common shares are available for grant under the Plan at December 29, 2001. At December 29, 2001, the weighted-average remaining contractual life of outstanding options was 8.1 years. At December 31, 1999, December 31, 2000, and December 29, 2001, 390,376, 1,072,244, and 1,376,780 shares, respectively, were exercisable. Exercise prices for options outstanding as of December 29, 2001 are summarized as follows:

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted		Weighted
	Outstanding	Remaining	Average		Average
Range of	as of	Contractual	Exercise	Number	Exercise
Exercise Prices	12/29/2001	Life	Price	of Shares	Price

$ 1.67	2,042,835	7.3 years	$1.67	1,220,980	$1.67
$ 6.67 - $11.49	647,400	8.9 years	$9.11	86,530	$8.08
$12.56 - $17.00	807,445	9.2 years	$14.63	69,270	$12.73

	3,497,680	8.1 years	$6.03	1,376,780	$2.63

The Company has elected to follow Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”), requires use of option valuation models that were not developed for use in valuing employee stock options. The exercise price of the Company’s employee stock options generally equal the market price of the underlying stock on the date of grant for all options granted, and thus, under APB 25, no compensation expense is recognized. However, during 2000, the Company recognized deferred compensation of $1.4 million, reflecting the excess of the fair value of the underlying stock on the date of grant over the exercise price. The deferred compensation is being amortized over vesting periods of two to four years.

Pro forma information regarding net income (loss) and income (loss) per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	1999	2000	2001

Risk free interest rate	4.63%	5.75%	4.25%
Stock price volatility	0.10%	0.10% - 82.56%	45.82%
Expected dividend rate	0%	0%	0%
Weighted-average expected life of option	5 years	5 years	5 years

Had compensation costs for option grants been determined consistent with Statement 123, the Company’s net income (loss), on a pro forma basis, would have been as follows:

(thousands, except per share amounts)	1999	2000	2001

Net income (loss) as reported	$(9,849)	$52	$6,530
Pro forma net income (loss)	$(9,751)	$(26)	$5,677
Basic earnings per share, as reported		$0.00	$0.22
Pro forma earnings per share		$0.00	$0.19
Diluted earnings per share, as reported		$0.00	$0.20
Pro forma diluted earnings per share		$0.00	$0.18

The weighted average fair value of options granted during 1999, 2000, and 2001 was $1.07, $3.98, and $6.03, respectively.

In management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options because the Company’s employee stock options have characteristics significantly different from those of traded options and have vesting restrictions and because changes in the subjective input assumptions can materially affect the fair value estimates. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions.

Employee Stock Purchase Plan

On May 24, 2000, the Company’s board of directors adopted, and the shareholders approved, the American Medical Systems Holdings, Inc. Employee Stock Purchase Plan (“ESPP”). A total of 300,000 common shares were reserved for issuance under the ESPP. The ESPP allows employees to elect, at three-month intervals, to contribute up to 10% of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85% of the fair market value on the first day or last day of each three-month period. At December 29, 2001, 54,642 shares had been issued under the ESPP.

8. Commitments and Contingent Liabilities

The Company is self-insured on product liability claims below $1 million for each occurrence and $3 million in the aggregate, and maintains product liability insurance above these limitations. Product liability events and claims prior to the September 10, 1998 acquisition of the Company from Pfizer are the responsibility of Pfizer.

The Company is involved in a number of claims and lawsuits considered normal in its business, including product liability matters. While it is not possible to predict the outcome of legal actions brought against the Company, the Company believes that the liability resulting from the pending claims and suits would not have a material adverse effect on the results of its operations, cash flows, or financial position at December 29, 2001, or for the year then ended.

The Company had future minimal rental payments as of December 29, 2001, as follows: $451,000 for 2002, $203,000 for 2003, $122,000 for 2004, and $39,000 for 2005.

Rent expense for the years ended December 31, 1999 and 2000, and December 29, 2001 was $1.6 million, $1.5 million, and $1.6 million, respectively.

9. Industry Segment Information and Foreign Operations

Since its inception, the Company has operated in the single industry segment of developing, manufacturing and marketing medical devices.

The Company distributes its products through its direct sales force and independent sales representatives in the United States, Canada, and most of Europe. Additionally, the Company distributes its products through foreign independent distributors, primarily in Europe and Asia, who then market the products directly to medical institutions. No customer or distributor accounted for 10% or more of the Company’s net sales during years ended December 31, 1999 and 2000, and December 29, 2001. Foreign subsidiary sales are predominantly to customers in Western Europe, Australia, and Canada. Substantially all of the Company’s foreign subsidiary assets are located in Western Europe, Australia, and Canada. At December 31, 2000 and December 29, 2001, consolidated accounts receivable included $7.2 million and $5.8 million, respectively, due from customers located outside of the United States.

The following table presents net sales and long-lived assets by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

	Year Ended

(thousands)	1999	2000	2001

United States
Net Sales	$62,920	$81,670	$97,069
Long-lived assets	$114,401	$110,522	$113,481
Foreign
Net sales	$18,433	$18,647	$20,869
Long-lived assets	$14,751	$14,076	$13,619

10. Pension and Postretirement Benefits

The Company had pension plans covering most employees worldwide. For U.S. employees, the Company sponsored the AMS Retirement Annuity Plan. Plan benefits depended on years of service and employee final average earnings. Participants vested in their benefits after as few as five years of service.

The Company sponsors a post-retirement plan in the United States, which provides medical and life insurance benefits to retirees and their eligible dependents. Employees are eligible if they meet age and service requirements and qualify for retirement benefits. The Company does not fund other post-retirement benefit plans, but contributes to the plans as benefits are paid.

The following tables present reconciliations of the benefit obligation of the plans, the plan assets of the pension plan and the funded status of the plans (in thousands):

	Pension		Other Benefits

	2000	2001	2000	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$14,196	$16,695	$2,898	$2,757
Service cost	1,149	1,305	241	103
Interest cost	1,051	1,237	174	112
Actuarial (gains) or losses	586	433	(4)	(92)
Plan amendments	—	—	—	(1,106)
Benefit payments	(287)	(303)	(27)	(32)
Curtailments	—	—	(525)	(16)

Benefit obligation at end of year	$16,695	$19,367	$2,757	$1,726

Change in plan assets:
Fair value of plan assets at beginning of year	$12,697	$13,034	$0	$0
Actual return on plan assets	624	733	—	—
Employer contributions	—	757	—	—
Benefit payments	(287)	(303)	—	—

Fair value of plan assets at end of year	$13,034	$14,221	$0	$0

Funded status	$(3,661)	$(5,146)	$(2,757)	$(1,726)
Prior service cost	—	—	—	(972)
Unrecognized net actuarial (gain)	(2,354)	(889)	(662)	(763)

Net amount of (accrued) benefit cost	$(6,015)	$(6,035)	$(3,419)	$(3,461)

The weighted-average assumptions used and the annual cost related to these plans consist of:

	Pension		Other Benefits

	2000	2001	2000	2001

Discount rate	7.5%	7.5%	7.5%	7.5%
Rate of future compensation increase	4.5%	4.5%	4.5%	4.5%
Expected long-term return on plan assets	8.5%	8.5%	0.0%	0.0%
Service cost	$1,149	$1,305	$241	$103
Interest cost	1,051	1,237	174	112
Amortization of net actuarial losses	(242)	(638)	(47)	(92)
Expected return on plan assets	(1,079)	(1,127)	—

Net periodic benefit costs	$879	$777	$368	$123

An average increase of 6.5% in the cost of covered health care benefits was assumed for 2002 and is projected to gradually decrease to 5.0% for 2004 and remain at that level thereafter. Since the employee subsidy cap is close to being reached, the health care cost trend rate sensitivity analysis is no longer applicable.

Subsequent Event

On January 1, 2002, the Company terminated its AMS Retirement Annuity Plan which covers substantially all U.S. employees hired before January 1, 2000. Effective December 31, 2001, all benefits cease accrual with respect to service and salary. Therefore, benefits were frozen as of that date. Plan assets will be distributed to participants during fiscal 2002.

11. Savings and Investment Plan

The AMS Savings and Investment Plan (the “plan”) allows employees in the United States to contribute a portion of their salaries to the plan. The Company matches a portion of the contributions. The plan is intended to satisfy the requirements of Section 401(a)(27) of the Internal Revenue Code. Generally, all employees of the Company are eligible to participate in the plan. The Company made contributions of $866,000, $944,000, and $1,073,000 for the years ended December 31, 1999 and 2000, and for the year ended December 29, 2001.

12. Income Taxes

Components of the Company’s income (losses) before income taxes are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Dec. 31, 1999	Dec. 31, 2000	Dec. 29, 2001

Domestic	$(14,995)	$57	$11,915
Foreign	(194)	1,364	487

Total	$(15,189)	$1,421	$12,402

Components of the Company’s income tax benefit (expense) are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Dec. 31, 1999	Dec. 31, 2000	Dec. 29, 2001

Current
Federal	$1,292	$(1,648)	$(4,431)
State	838	(296)	(684)
Foreign	54	(518)	(185)
Deferred	3,156	1,093	(572)

Total	$5,340	$(1,369)	$(5,872)

A reconciliation of income tax benefit (expense) computed at the United States statutory rate to the effective income tax rate is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Dec. 31, 1999	Dec. 31, 2000	Dec. 29, 2001

Statutory rate	$5,164	$(483)	$(4,217)
Meals & entertainment	(108)	(165)	(142)
Goodwill	(178)	(385)	(639)
Foreign	8	(55)	(20)
Other	(125)	(86)	(262)
State taxes	579	(195)	(592)

Total	$5,340	$(1,369)	$(5,872)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2000 and December 29, 2001 are as follows (in thousands):

	December 31,	December 29,
	2000	2001

Deferred tax assets:
Net operating loss carryforwards	$3,723	$0
Intellectual property	8,856	8,260
Foreign NOL/credits	684	684
Pension liability	3,324	1,853
Accrued warranty expenses	2,868	2,883
Swap	—	716
UroSurge assets	476	483
Compensation accruals	533	582
Start up costs	202	126
Workforce and patents	441	618
Other, primarily certain reserves	807	1,798
Valuation allowance	(5,000)	(684)

Total deferred tax assets	16,914	17,319
Deferred tax liabilities:
Acquired technology	4,192	3,220
Influence goodwill	2,253	2,002
Tax over book amortization	872	1,282
Other	102	164

Total deferred tax liabilities	7,419	6,668

Net deferred tax asset	$9,495	$10,651

On December 29, 2001, the Company has foreign tax loss carryforwards of approximately $1.8 million with no expiration. Realization of the future tax benefits related to the net deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. To the extent the net operating losses were created in a foreign jurisdiction, the Company has included a valuation allowance of $684,000, which, if subsequently recognized, will be allocated to goodwill. This amount represents the approximate amount by which the net operating losses are projected to exceed future income in that foreign jurisdiction. Management believes that, at a minimum, it is more likely than not that future taxable income will be sufficient to realize the remaining recorded asset.

13. New Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001.

With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning December 30, 2001. Application of the nonamortization provisions of Statement 142 is expected to result in an increase in net income of $4.7 million ($0.14 per share) starting in fiscal year 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment test of goodwill and indefinite lived intangible assets as of December 30, 2001 in the first quarter of 2002. The Company does not anticipate that these rules on impairment will have a significant effect on earnings or the financial position of the Company.

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

14. Quarterly Financial Data (unaudited)

	2000				2001

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$24,986	$25,093	$23,539	$26,699	$27,548	$28,438	$28,637	$33,315
Gross profit	19,256	19,308	18,628	21,234	22,151	22,651	23,199	26,797
Operating income	1,679	379	1,209	2,169	2,626	3,111	3,419	6,282
Net income (loss)	209	(765)	(348)	956	1,404	1,534	2,007	1,585
Net income (loss) per common share -
Basic			$(0.02)	$0.03	$0.05	$0.05	$0.06	$0.05
Diluted			$(0.02)	$0.03	$0.05	$0.05	$0.06	$0.05

Quarterly and annual earnings per share are calculated independently based on the weighted average number of shares outstanding during the period.

The Company’s sales and operating results have varied and are expected to continue to vary significantly from quarter to quarter as a result of seasonal patterns. The Company believes the business is seasonal, with the third quarter of each year typically having the lowest sales and the fourth quarter of each typically having the highest sales. There can be no assurance that future seasonal fluctuations will not adversely affect the business and results of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Medical Systems Holdings, Inc., the Registrant, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 29, 2002	AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

By /s/ Douglas W. Kohrs Douglas W. Kohrs President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 29, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Douglas W. Kohrs Douglas W. Kohrs	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ M. James Call M. James Call	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Richard B. Emmitt Richard B. Emmitt	Director

/s/ Christopher H. Porter Christopher H. Porter, Ph.D.	Director

/s/ David W. Stassen David W. Stassen	Director

/s/ A. Jay Graf A. Jay Graf	Director

/s/ Elizabeth H. Weatherman Elizabeth H. Weatherman	Director

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K

For the Year Ended December 31, 2000

Item
No.	Item	Filing Method

3.1	Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q for the Quarter Ended September 30, 2000 (File No. 30733).

3.2	Bylaws, as amended, of the Company.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the Quarter Ended September 29, 2001 (File No. 30733).

4.1	Registration Rights Agreement, dated June 30, 2000, among the investors listed on Schedule 1 to the Agreement and American Medical Systems Holdings, Inc.	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

4.2	Certificate of Incorporation of the Company.	See Exhibit 3.1 above.

4.3	Bylaws of the Company.	See Exhibit 3.2 above.

10.1	Stockholders Agreement, dated April 17, 2000, among Warburg, Pincus Equity Partners, L.P., the then existing stockholders of American Medical Systems Holdings, Inc. and American Medical Systems Holdings, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.2	Employment Agreement, dated April 23, 1999, between Douglas Kohrs and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.3	Amendment to the Employment Agreement, dated April 17, 2000, between Douglas Kohrs and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.4	Second Amendment to Employment Agreement, dated January 23, 2002, between Douglas Kohrs and American Medical Systems, Inc.	Filed with this Annual Report on Form 10-K.

10.5	Stock Option Agreement, dated April 23, 1999, between Douglas Kohrs and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

Item
No.	Item	Filing Method

10.6	Separation Agreement, dated September 27, 2001, between Gregory J. Melsen and American Medical Systems, Inc.	Filed with this Annual Report on Form 10-K.

10.7	Employment Agreement, dated May 1, 1999, between Johann Neisz and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.8	Employment Agreement, dated July 30, 2001, between M. James Call and American Medical Systems Inc.	Filed with this Annual Report on Form 10-K.

10.9	Consulting Agreement, dated September 1, 1999, between Medical Genesis and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.10	2000 Equity Incentive Plan, as amended.	Filed with this Annual Report on Form 10-K.

10.11	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.12	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.13	Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.14	2001 Management Incentive Plan.	Filed with this Annual Report on Form 10-K.

10.15	Leasing Contract among Oil and Energy Infrastructures, Ltd., Fuel Products Line, Ltd. and Influence Medical Technologies Ltd.	Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.16	Agreement and Plan of Merger, dated November 12, 1999, by and among American Medical Systems, Inc., Persuade Merger Corp, Influence, Inc., Globerman Engineering Ltd., Urotek Ltd., Katsumi Oneda and Lewis C. Pell.	Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.17	First Amendment to Agreement and Plan of Merger, dated December 15, 1999, by and among American Medical Systems, Inc., Persuade Merger Corp, Influence, Inc., Globerman Engineering Ltd., Urotek Ltd., Katsumi Oneda and Lewis C. Pell.	Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

Item
No.	Item	Filing Method

10.18	Second Amendment to Agreement and Plan of Merger, dated April 17, 2000, by and among American Medical Systems, Inc., Persuade Merger Corp, Influence, Inc., Globerman Engineering Ltd., Urotek Ltd., Katsumi Oneda and Lewis C. Pell.	Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.19	Exchange Agreement, dated December 16, 1999, between American Medical Systems, Inc. and Urotek Ltd.	Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.20	First Amendment to Exchange Agreement, dated April 17, 2000, between American Medical Systems Holdings, Inc., American Medical Systems, Inc. and Urotek Ltd.	Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.21	Credit Agreement, dated March 24, 2000, among American Medical Systems, Inc., American Medical Systems Holdings, Inc., Bank of America, N.A., as agent for the four lenders, and Banc of America Securities LLC, as sole lead arranger and sole book manager.	Incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.22	Security Agreement, dated March 24, 2000, among American Medical Systems Holdings, Inc., American Medical Systems, Inc., Influence, Inc. and Banc of America, N.A.	Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.23	Form of Revolving Note issued under Credit Agreement.	Incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.24	Form of Tranche A Term Note issued under Credit Agreement.	Incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.25	Form of Tranche B Term Note issued under Credit Agreement.	Incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.26	Parent Joinder Agreement, dated March 24, 2000, between American Medical Systems Holdings, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.27	Pledge Agreement, dated March 24, 2000, among American Medical Systems Holdings, Inc., American Medical Systems, Inc., Influence, Inc. and Banc of America, N.A.	Incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

Item
No.	Item	Filing Method

10.28	Guaranty and Investment Agreement, dated March 24, 2000, among Warburg, Pincus Equity Partners, L.P., other affiliates of Warburg Pincus and Bank of America, N.A.	Incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.29	Letter Agreement, dated March 24, 2000, among Warburg, Pincus Equity Partners, L.P., other affiliates of Warburg Pincus and Bank of America, N.A.	Incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.30	Mortgage and Security Agreement and Fixture Financing Statement with Assignment of Leases and Rents, dated April 17, 2000, between American Medical Systems, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.31	First Amendment to Credit Agreement, dated January 3, 2001, among American Medical Systems, Inc., American Medical Systems Holdings, Inc., Bank of America, N.A., as agent for the four lenders, and Banc of America Securities LLC, as sole lead arranger and sole book manager.	Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-30733).

10.32	Second Amendment and Release Agreement, dated February 20, 2001, among American Medical Systems, Inc., American Medical Systems Holdings, Inc., Bank of America, N.A., as agent for the four lenders, and Banc of America Securities LLC, as sole lead arranger and sole book manager.	Incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-30733).

21.1	Subsidiaries of American Medical Systems Holdings.	Filed with this Annual Report on Form 10-K.

23.1	Consent of Ernst & Young LLP.	Filed with this Annual Report on Form 10-K.

E-4