Form 10-Q
period 2002-03-30
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2002-05-14
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 30, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	30733

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1978822

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10700 Bren Road West, Minnetonka, MN	55343

(Address of principal executive offices)	(Zip Code)

952-933-4666

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

[X] Yes      [   ] No

     As of May 1, 2002, there were 32,090,563 shares of the registrant’s $.01 par value Common Stock outstanding.

INDEX

			Page(s)
Part I		FINANCIAL INFORMATION

	Item 1.	Financial Statements	3

		Consolidated Balance Sheets as of December 29, 2001 and March 30, 2002 (Unaudited)	3

		Statements of Operations for the three months ended March 31, 2001, and March 30, 2002 (Unaudited)	4

		Statements of Cash Flows for the three months ended March 31, 2001, and March 30, 2002 (Unaudited)	5

		Notes to Consolidated Financial Statements (Unaudited)	6 - 8

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9 - 15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Part II		OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES			17

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 29, 2001	March 30, 2002

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,755	$24,062
Short term investments	9,013	19,220
Accounts receivable, net	25,306	26,577
Inventories	13,991	13,005
Deferred taxes	7,471	5,657
Other current assets	1,552	1,135

Total current assets	86,088	89,656
Property, plant and equipment, net	23,604	23,094
Goodwill, net	82,365	82,365
Intangibles, net	17,118	16,108
Deferred income taxes	3,180	4,755
Investments in marketable securities	18,783	14,588
Investments in technology and other assets	4,013	3,666

Total assets	$235,151	$234,232

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,678	$1,914
Accrued compensation expenses	15,656	8,927
Accrued warranty expense	7,587	7,569
Other accrued expenses	4,350	7,237
Current portion of notes payable	4,909	5,454

Total current liabilities	35,180	31,101
Long-term notes payable	24,000	21,273
Other long-term liabilities	1,884	1,428
Stockholders’ equity:
Common stock, par value $.01 per share; authorized 95,000,000 shares; issued and outstanding 29,587,378 voting shares and 2,372,941 non-voting shares for December 29, 2001; 31,707,737 voting and 341,700 non-voting shares for March 29, 2002	320	320
Additional paid-in capital	194,630	195,332
Deferred compensation	(448)	(382)
Accumulated other comprehensive loss	(2,810)	(2,652)
Accumulated deficit	(17,605)	(12,188)

Total stockholders’ equity	174,087	180,430

Total liabilities and stockholders’ equity	$235,151	$234,232

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months through March

	2001	2002

Net sales	$27,548	$34,715
Operating expenses:
Cost of sales	5,397	7,132
Marketing and sales	11,409	12,810
General and administrative	2,726	3,274
Research and development	3,190	2,834
Amortization of intangibles	2,200	939

Total operating expenses	24,922	26,985

Operating income	2,626	7,726
Other income (expense)
Royalty and other income	1,075	1,499
Interest income	82	433
Interest expense	(1,109)	(763)

Total other income (expense)	48	1,169

Income before income taxes	2,674	8,895
Income tax expense	(1,270)	(3,478)

Net income	$1,404	$5,417

Earnings per share:
Basic	$0.05	$0.17
Diluted	$0.05	$0.16
Weighted average common shares:
Basic	27,813	32,005
Diluted	29,892	34,221

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)

	Three months through March

	2001	2002

Cash flows from operating activities:
Net income	$1,404	$5,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	947	950
Amortization of intangibles	2,200	939
Deferred financing costs	68	71
Stock-based compensation costs	—	10
Noncash deferred compensation	118	49
Income tax benefit related to stock option plan	179	279
Change in net deferred taxes	1,577	108
Changes in operating assets and liabilities:
Accounts receivable	(1,084)	(1,271)
Inventories	(472)	986
Accounts payable and accrued expenses	24	(4,624)
Other assets	(150)	764

Net cash provided by operating activities	4,811	3,678

Cash flows from investing activities:
Purchase of property, plant and equipment	(316)	(440)
Purchase of businesses, net of cash acquired	(3,041)	—
Purchase of investments in technology	(4,500)	—
Purchase of marketable securities	—	(8,889)
Sales of marketable securities	—	2,766

Net cash used in investing activities	(7,857)	(6,563)

Cash flows from financing activities:
Issuance of common stock	343	430
Payments on long-term debt	(1,508)	(2,182)

Net cash provided by (used in) financing activities	(1,165)	(1,752)

Effect of exchange rates	642	(56)

Net decrease in cash and cash equivalents	(3,569)	(4,693)
Cash and cash equivalents at beginning of period	12,165	28,755

Cash and cash equivalents at end of period	$8,596	$24,062

Supplemental disclosure:
Cash paid for interest	$920	$696
Cash paid for taxes	18	20

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The consolidated financial statements included in this Form 10-Q have been prepared by American Medical Systems Holdings, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in its Annual Report on Form 10-K for 2001.

These statements reflect, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.

2.    Inventories

Inventories consist of the following (in thousands):

	December 29, 2001	March 30, 2002

		(Unaudited)
Raw materials	$3,366	$3,052
Work-in-process	2,210	1,831
Finished goods	11,114	10,683
Obsolescence reserve	(2,699)	(2,561)

Total, net	$13,991	$13,005

3.    Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has not been involved in a business combination since then. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, but tested for impairment annually, or whenever there is an impairment indicator. In addition, upon adoption of SFAS No. 142, all goodwill is assigned to reporting units for purposes of impairment testing and is no longer subject to amortization. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives.

The Company adopted SFAS No. 142 as of December 30, 2001. As required by SFAS No. 142, the Company assessed whether goodwill has been impaired at the date of adoption. In connection therewith, the Company determined that it is a single reporting unit and that its fair value exceeded its carrying amount of its goodwill, and therefore there was no indication that goodwill was impaired. Accordingly, the Company was not required to perform the second step of the transitional impairment test. In the second step, the Company would have been required to compare the implied fair value of goodwill, determined by allocating its fair value to all of its assets and liabilities to its carrying amount, both of which would be measured as of the date of adoption.

The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill amortization, net of income taxes:

Three months
through
March 31, 2001

(in thousands,
except per share data)
Net income, as reported	$1,404
Add: Goodwill amortization, net of taxes	907
Adjusted net income	$2,311

Reported basic and diluted earnings per share	$0.05
Add: Goodwill amortization, net of taxes	0.03
Adjusted basic and diluted earnings per share	$0.08

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. Under the new rule, a single accounting model is established for long-lived assets to be disposed of by sale. In addition, implementation issues are resolved in regards to previously issued statements. The adoption of this new Statement has not had a significant effect on reported earnings or the financial position of the Company.

4.    Comprehensive Income (Loss)

Comprehensive income (loss) for the Company includes net income, changes in value on derivative financial instruments, unrealized gains and losses on marketable securities, and foreign currency translation. Comprehensive income for the three months ended March 31, 2001, and March 30, 2002, was as follows:

	Three Months through March

	2001	2002

	(in thousands)
Net income	$1,404	$5,417
Cumulative effect of change in accounting principle for derivative and hedging activities (SFAS 133), net of taxes	(712)	—
Net income (loss) on derivative financial instruments, net of taxes	(207)	43
Amounts reclassified to interest expense during the period from derivative and hedging activities, net of taxes	—	240
Unrealized losses on marketable securities, net of tax	—	(69)
Foreign currency translation adjustments	(486)	(56)

Comprehensive income (loss)	($1)	$5,575

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “expect,” “believe,” “anticipate,” or “estimate,” identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause such material differences are identified in this Report in the section titled “Certain Important Factors” beginning on page 15. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates, including but not limited to, those related to accounts receivable, inventories, long-lived assets, warranty and sales return obligations, legal contingencies, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations are discussed below.

Allowance for Doubtful Accounts and Other Accounts Receivable-Related Valuation Accounts. We maintain an allowance for doubtful accounts, returns and allowances, and warranty claims. We rely on subjective judgments and estimates to establish these valuation accounts. Material differences could result in the amount and timing of our results of operations for any period if we made different judgments or used different estimates. In addition, actual results could be different from our current estimates, possibly resulting in increased future charges to earnings.

We maintain an allowance for doubtful accounts for all individual receivables that we believe are unlikely to be collected. For all other accounts receivable, we record an allowance for doubtful accounts based on a combination of factors including the age of receivable balances, historical bad debt experience, customer concentrations, general customer creditworthiness, and current economic trends. At March 30, 2002, our allowance for doubtful accounts was $757,000.

We maintain an allowance for returns that is based on historical and current trends in product returns. At March 30, 2002, our allowance for sales returns was $532,000.

We record a liability for estimated warranty claims. The amount of the accrual is based on historical claims by product group and other factors. Claims could be materially different from actual results for a variety of reasons, including a change in our warranty policy in response to industry trends, competition or other external forces, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. As of March 30, 2002, our accrual for estimated future warranty costs was $7.6 million. If future product quality standards or policies are less favorable than current analyses, additional warranty accruals may be required and would be reflected in cost of sales in the period the revision is made.

Inventory Valuation. We use estimates and judgments to value our inventory. In general, we record our inventories at the lower of standard manufacturing cost or market value. Each quarter, we evaluate our inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical loss trends, expected product lives, sales levels by product and projections of future sales demand. We write off inventories that we consider obsolete. In addition, we maintain an allowance for inventory quantities in excess of forecasted demand. Our inventory allowances were $2.5 million at March 30, 2002. If future demand or market conditions are less favorable than current estimates, additional inventory adjustments would be required and would adversely affect income in the period the adjustment is made.

Legal Liability Accrual. Each quarter, we make an estimate of the uninsured portion of legal representation and settlement costs of possible future litigation claims relating to product liability. This evaluation consists of reviewing historical claims costs as well as assessing future trends in medical device liability cases. Social and political factors make litigation costs hard to predict as well as doctor and medical facility culpability. Accruals for future litigation costs were $1.4 million on March 30, 2002. If, in the future, we determine this accrual is inadequate, the adjustment would reduce income in the period the adjustment is recorded.

Income Taxes. In the preparation of our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposures and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.

We have significant amounts of deferred tax assets that we review for recoverability and then value accordingly. We evaluate the realizability of our deferred tax assets on a quarterly basis and assess the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income, and the impact of tax planning strategies. We record a valuation allowance to reduce deferred tax assets when we determine that we could not realize all or part of our deferred tax assets.

We maintain a valuation allowance of $682,000 to offset tax loss carryfowards created in a foreign jurisdiction, which, if subsequently recognized, will be allocated to goodwill. We did not maintain any other allowances against our net deferred tax assets at March 30, 2002. In the event we determined that we would not be able to realize all or part of the deferred tax assets in the future, we would adjust the deferred tax asset valuation allowance and charge the adjustment to income in the period that we made the determination.

Results of Operations

Net Sales. The following chart compares net sales between our first quarter of 2001 and 2002.

	Three months through March		Increase

	2001	2002	Dollars	Percent

	(in thousands)
Erectile Dysfunction	$13,542	$17,288	$3,746	27.7%
Male Incontinence	7,649	8,736	1,087	14.2%
Female Incontinence	4,778	7,045	2,267	47.4%
Prostate Disease	1,579	1,646	67	4.2%

Total	$27,548	$34,715	$7,167	26.0%

Domestic Sales	$22,429	$29,142	$6,713	29.9%
International Sales	5,119	5,573	454	8.9%

Total	$27,548	$34,715	$7,167	26.0%

During the second quarter of 2001, we released a new penile implant with an antimicrobial coating. Sales of this new product led to an increase of $3.7 million, or 27.7%, in erectile dysfunction product line sales. In the incontinence product lines, a new product, specifically the Sparc, a suprapubic synthetic sling system which we introduced in the third quarter of 2001, led to an increase in sales of $3.4 million, or 27.0%.

In the United States, our sales increase was across all product lines led by the introduction of the new products mentioned above and greater sales of existing products. Our international sales increase is attributable to the introduction of the SPARC system.

Cost of Sales. Cost of sales as a percentage of net sales increased from 19.6% in the first quarter of 2001 to 20.5% in the same period in 2002. This increase in percentage is attributable to sales mix changes between products and between domestic and international markets and inventory reductions in the quarter. We expect gross margins as a percentage of net sales in future quarters to be consistent with the first quarter of 2002.

Marketing and sales. As a percent of sales, marketing and sales costs decreased from 41.4% of net sales in the first quarter of 2001 to 36.9% in the first quarter of 2002, although spending increased $1.1 million, or 15.5%, from $7.7 million in the first quarter of 2001 to $8.8 million in the first quarter of 2002. The increase in costs was driven by higher employee and commission expenses in support of the higher sales. In the future, we expect marketing and sales costs to continue to increase in dollars as sales increase but decrease as a percentage of sales. In addition, costs will vary quarter to quarter as certain costs, such as sales meetings and industry conventions, are incurred independent of sales.

General and administrative. General and administrative costs increased $548,000, or 20.1%, from $2.7 million in the first quarter of 2001 to $3.3 million in the first quarter of 2002. This increase included increases in legal fees of $300,000 and spending on tax planning services of $237,000. We expect quarterly spending in general and administrative for the remainder of 2002 to be consistent with the first quarter of 2002.

Research and development. Research and development costs decreased $356,000, from $3.2 million in the first quarter of 2001 to $2.8 million in the first quarter of 2002. As a percent of net sales, research and developments costs decreased from 11.6% of sales in 2001 to 8.2% of sales in 2002. Technology purchases and distribution agreement have allowed us to release new products while reducing research and development costs from previous levels. We expect total spending in research and development to increase in 2002 from 2001 levels and, longer term, to remain within the range, as a percentages of net sales, of the past two fiscal years.

Amortization of intangibles. Amortization of intangibles decreased $1.3 million, from $2.2 million in the first quarter of 2001 to $939,000 in the first quarter of 2002 This decrease is attributable to the Company’s adoption on December 30, 2001, of SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, but tested for impairment annually, or whenever there is an impairment indicator. In addition, upon adoption of SFAS No. 142, all goodwill must be assigned to reporting units for purposes of impairment testing and is no longer subject to amortization. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives.

Below is a table detailing the quarterly pro forma impact on earnings with the adoption of SFAS 142, as if the adoption of the new standard were effective in fiscal year 2001.

	2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)
Net income, as reported	$1,404	$1,534	$2,007	$1,585
Pro forma change in net income with adoption of new accounting pronouncements	1,242	1,407	1,406	1,503
Tax impact	(335)	(335)	(335)	(335)

Pro forma net income	$2,311	$2,606	$3,078	$2,753

Diluted earnings per share, as reported	$0.05	$0.05	$0.06	$0.05
Pro forma diluted earnings per share	$0.08	$0.09	$0.09	$0.08

Royalty and other income. All of our royalty income is from the license of certain stent-delivery technology to a former subsidiary of Pfizer for medical use outside urology. Royalty income was $700,000 in the first quarter of 2001 and $783,000 in the first quarter of 2002.

Other income increased from $375,000 in the first quarter of 2001 to $716,000 in the first quarter of 2002. In early 2001, we received a non-recurring payment of $375,000 representing reimbursement to resolve a quality issue with a materials supplier dating back to the fourth quarter of 1999. On January 1, 2002, we terminated the AMS Retirement Annuity Plan. In conjunction with this termination, the Company made an approximate $5.8 million settlement contribution to the pension trust and recorded a gain on pension termination of $716,000.

Interest income and interest expense. Interest expense in the first quarter of 2002 decreased from $1.1 million in the first quarter of 2001 to $763,000 because average borrowings under notes payable were approximately $16 million lower in 2002 than in 2001. Interest income increased from $82,000 in the first quarter of 2001 to $433,000 in the first quarter of 2002 due to investment of receipts from our secondary common stock offering completed in July 2001.

Income tax expense. Income tax expense increased $2.2 million in the first quarter of 2002 compared to the same period in 2001, as income before income taxes in 2002 was $8.9 million compared to income before income taxes of $2.7 million in 2001.

As part of our adoption of SFAS 142, we no longer record goodwill amortization that previously had been a permanent non-deductible tax expense. In the first quarter of 2001, the total of this type of amortization was approximately $500,000. If we had these new rules in place in 2001, our effective tax rate would have been approximately 41%.

Net income. Net income was $4.0 million higher in the first quarter of 2002 than in the first quarter of 2001. This increase in net income resulted from the increase in revenues described above while maintaining control over our operating costs.

Liquidity and Capital Resources

Cash and cash equivalents plus investments in marketable securities were $57.9 million as of March 30, 2002, as compared to $56.6 million as of December 29, 2001. The net increase in these accounts is due primarily to cash provided from operations plus cash flows from financing activities offset by cash flows from investing activities.

Cash provided from and used in operations. Cash flow provided by operating activities totaled $9.5 million in the first quarter of fiscal 2002, of which $5.8 million was used to meet the company’s liabilities with its pension plan termination. First quarter reported operating income was approximately $1.8 million lower than net cash from operations primarily because of non-cash charges for depreciation and amortization.

Cash flows from investing activities. In the quarter ended March 30, 2002, we purchased equipment for $440,000. We had purchases of marketable securities, net of sales, that totaled $6.1 million.

Financing activities. We have a senior credit facility which consists of term debt and a $15 million revolving line of credit. Our senior credit facility expires in March 2006. This facility is secured by substantially all of our assets, and contains restrictions concerning the payment of dividends, incurrence of additional debt and capital expenditures. In addition, we are subject to, and in compliance with, certain financial covenants including ratios related to fixed charges coverage and leverage. As of March 30, 2002, the outstanding principal balance under our senior credit facility was $26.7 million. As of March 30, 2002, we did not have an outstanding balance under our revolving line of credit and had $15 million of availability under the revolving line of credit. The following table sets forth our future payment obligations under our senior credit facility:

Payments Due By Period

		Less	One to	Four to
		Than One	Three	Five
	Total	Year	Years	Years

(in thousands)
Future Payment Obligations	$26,727	$5,452	$21,275	$—

In the quarter ended March 30, 2002, we received $430,000 from issuing common stock related to our Employee Stock Purchase Plan and exercise of options under our Equity Incentive Plan. On December 31, 2001, and March 29, 2002, we made quarterly principal payments totaling $2.2 million on our senior credit facility.

Cash Commitments

Our acquisition of the distribution rights to DermMatrix, a porcine dermis graft material used in sling and pelvic prolapse procedures, allows us to make an additional $1.0 million payment in December 2002 to extend the supply agreement through December 2008.

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

We believe that funds generated from operations, together with our balances in cash and marketable securities and funds available under our senior credit facility, will be sufficient to finance our current operations and planned capital expenditure requirements for at least the next 12 months.

Certain Important Factors

There are several important factors that could cause our business to suffer. These factors, and their impact on the success of our business and our ability to achieve our goals, include the following:

Successful Introduction of New Products and Product Improvements. As part of our growth strategy, we intend to introduce a number of new products and product improvements. If we do not timely introduce these new products and product improvements, or they are not well-accepted by the market, our future growth will suffer.

Continued Use of Non-Invasive Treatment Alternatives. We sell medical devices for invasive or minimally invasive surgical procedures. If physicians and patients do not accept our products, our sales will decline. Patient acceptance of our products depends on a number of factors, including the failure of non-invasive therapies, the degree of invasiveness involved in the procedures using our products, the rate and severity of complications from the procedures using our products, and other adverse side effects from the procedures using our products. Patients are more likely first to consider non-invasive alternatives to treat their urological disorders. The introduction of new oral medications or other less-invasive therapies may cause our sales to decline in the future.

Continued Physician Use and Endorsement of our Products. For us to sell our products, physicians must recommend and endorse them. We may not obtain the necessary recommendations or endorsements from physicians. Many of the products we have acquired or are developing are based on new treatment methods. Acceptance of our products is dependent on educating the medical community as to the distinctive characteristics, perceived benefits, clinical efficacy and cost-effectiveness of our products compared to competitive products, and on training physicians in the proper application of our products.

Increased Supply of Sling Material. In the past we have provided human cadaveric dermis as a service in conjunction with the sale of some of our sling procedure kits for urinary incontinence. Currently, the available supply of human tissue is not sufficient to meet demand. In December 2001, our sole supplier of human cadaveric dermis declared bankruptcy and is no longer supplying us. We are actively working on obtaining additional sources of this material, but if we are not successful sales of our sling procedure kits could decline. We have, however, obtained a source of porcine dermis that can be used with our sling procedure kits, but we cannot assure you that such supply will be sufficient to meet our demands.

Actions Related to Reimbursement for our Products. We may be unable to sell our products on a profitable basis (in the United States and Internationally) if third-party payors deny coverage or reduce their current levels of reimbursement. Our revenues depend largely on government health care programs and private health insurers reimbursing patients’ medical expenses. Physicians, hospitals, and other health care providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payors.

Potential Product Recalls. In any of our products were found to be defective, we could recall such defective product. We believe there is a possibility that we may recall products in the future and that future recalls could result in significant costs to us and in significant negative publicity which could harm our ability to market our products in the future.

Additional Information on AMS

We are currently subject to the informational requirements of the Securities Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly and current reports and proxy and information statements. You are advised to read this Form 10-Q in conjunction with the other reports, proxy statements and other documents we file from time to time with the SEC. If you would like more information regarding AMS, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC’s website. The address of this website is http://www.sec.gov.

We also make all of our SEC filings, such as our annual, quarterly and current reports and proxy statements, available to the public free of charge on our website. The address of our website is www.AmericanMedicalSystems.com. Our website is not intended to be, and is not, a part of this Quarterly Report on Form 10-Q. We place our SEC filings on our website on the same day as we file such material with the SEC. In addition, we will provide electronic or paper copies of our SEC filings (excluding exhibits) to any AMS stockholder free of charge upon receipt of a written request for any such filing. All requests for our SEC filings should be sent to the attention of Investor Relations at American Medical Systems, Inc., 10700 Bren Road West, Minnetonka, MN 55343

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Hedging. We have not purchased options or entered into forward or futures contracts, except as required by our senior credit facility. As of March 30, 2002, all of our derivatives, designated as cash flow hedges, are interest rate swaps. We hedged a portion of our original $65.0 million variable rate term note, as required by our senior credit facility, by entering into an interest rate swap agreement in which we agree to exchange, at specified intervals, the calculated difference between the fixed interest rate of the swap and the variable interest rate on a portion of our debt. This interest rate swap agreement expires June 30, 2003. We expect that pre-tax costs totaling approximately $934,000, which are recorded in other comprehensive income (loss) at March 30, 2002, and represent the difference between the fixed rate of the swap agreement and variable interest of the term note, will be recognized within the next twelve months as part of interest expense. At March 30, 2002, the fair value of the interest rate swap, based upon quoted market prices for contracts with similar maturities, was approximately $1.2 million. The pay rate of the interest rate swap is 10.065% and the predicted future receive rate on our senior credit facility is approximately 5.1%.

Currency Fluctuation. Our operations outside of the United States are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at quarter-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions are included in operations and were not material in any period.

Inflation. We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

There are no exhibits to this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

No report on Form 8-K was filed by the Company during the quarter ended March 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

May 14, 2002	By	/s/ Douglas W. Kohrs

Date		Douglas W. Kohrs Chief Executive Officer

May 14, 2002	By	/s/ M. James Call

Date		M. James Call Executive Vice President and Chief Financial Officer and Principal Accounting Officer