Form 10-Q
period 2002-06-29
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2002-07-29
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 29, 2002

or

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

   Yes        No

      As of July 22, 2002, there were 32,272,301 shares of the registrant’s $.01 par value Common Stock outstanding.

INDEX

			Page(s)

Part I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements	3

		Consolidated Balance Sheets as of December 29, 2001, and June 29, 2002 (Unaudited)	3

		Statements of Operations for the three and six months ended June 30, 2001, and June 29, 2002 (Unaudited)	4

		Statements of Cash Flows for the six months ended June 30, 2001, and June 29, 2002 (Unaudited)	5

		Notes to Consolidated Financial Statements (Unaudited)	6 - 7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Part II.		OTHER INFORMATION

	Item 4.	Submission of Matters to a Vote of Security Holders	18

	Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES			19

PART I. FINANCIAL INFORMATION

Item. 1. Financial Statements

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 29,	June 29,
	2001	2002

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,755	$31,482
Short term investments	9,013	20,028
Accounts receivable, net	25,306	26,513
Inventories	13,991	13,116
Deferred taxes	7,471	5,742
Other current assets	1,552	755

Total current assets	86,088	97,636
Property, plant and equipment, net	23,604	22,496
Goodwill, net	82,365	82,365
Intangibles, net	17,118	15,109
Deferred income taxes	3,180	2,451
Long-term investments in marketable securities	18,783	10,728
Investments in technology and other assets	4,013	4,732

Total assets	$235,151	$235,517

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,678	$2,592
Accrued compensation expenses	15,656	9,662
Accrued warranty expense	7,587	7,394
Other accrued expenses	4,350	1,311
Current portion of notes payable	4,909	5,454

Total current liabilities	35,180	26,413
Long-term notes payable	24,000	19,909
Other long-term liabilities	1,884	1,176
Stockholders’ equity:
Common stock, par value $.01 per share; authorized 95,000,000 shares; issued and outstanding 16,166,887 voting shares and 11,597,941 non-voting shares for December 29, 2001; 31,855,931 voting and 341,700 non-voting shares for June 29, 2002	320	322
Additional paid-in capital	194,630	196,144
Deferred compensation	(448)	(329)
Accumulated other comprehensive loss	(2,810)	(1,660)
Accumulated deficit	(17,605)	(6,458)

Total stockholders’ equity	174,087	188,019

Total liabilities and stockholders’ equity	$235,151	$235,517

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended

	June 30, 2001	June 29, 2002	June 30, 2001	June 29, 2002

Net sales	$28,438	$36,330	$55,986	$71,045
Cost of goods sold	5,787	7,120	11,184	14,252

Gross profit	22,651	29,210	44,802	56,793
Operating expenses:
Marketing and selling	11,211	13,108	22,620	25,918
General and administrative	3,077	2,912	5,803	6,186
Research and development	2,891	3,197	6,081	6,031
Amortization of intangibles	2,361	939	4,561	1,878

Total operating expenses	19,540	20,156	39,065	40,013
Operating income	3,111	9,054	5,737	16,780
Other income (expense):
Royalty and other income	775	747	1,850	2,246
Interest income	20	325	102	758
Interest expense	(1,036)	(718)	(2,145)	(1,481)

Income before income taxes	2,870	9,408	5,544	18,303
Income tax expense	1,336	3,678	2,606	7,156

Net income	$1,534	$5,730	$2,938	$11,147

Earnings per share:
Basic	$0.05	$0.18	$0.11	$0.35
Diluted	$0.05	$0.17	$0.10	$0.33
Weighted average common shares:
Basic	27,938	32,171	27,876	32,072
Diluted	30,064	34,245	29,984	34,244

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)

	For the six months ended

	June 30, 2001	June 29, 2002

Cash flows from operating activities:
Net income	$2,938	$11,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,909	2,028
Amortization of intangibles	4,561	1,874
Deferred financing costs	135	135
Stock-based compensation costs	—	6
Noncash deferred compensation	235	96
Income tax benefit related to stock option plan	149	542
Change in net deferred taxes	1,994	2,231
Changes in operating assets and liabilities:
Accounts receivable	(916)	(723)
Inventories	(1,478)	938
Accounts payable and accrued expenses	2,430	(9,490)
Other assets	325	78

Net cash provided by operating activities	12,282	8,862

Cash flows from investing activities:
Purchase of property, plant and equipment	(855)	(920)
Purchase of businesses, net of cash acquired	(10,938)	—
Purchase of investments in technology	(4,500)	—
Purchase of marketable securities	—	(9,446)
Sales of marketable securities	—	6,375

Net cash used in investing activities	(16,293)	(3,991)

Cash flows from financing activities:
Issuance of common stock	633	991
Payments on long-term debt	(3,017)	(3,546)

Net cash used in financing activities	(2,384)	(2,555)

Effect of exchange rates	(395)	411

Net increase (decrease) in cash and cash equivalents	(6,790)	2,727
Cash and cash equivalents at beginning of period	12,165	28,755

Cash and cash equivalents at end of period	$5,375	$31,482

Supplemental disclosure:
Cash paid for interest	$1,933	$1,136
Cash paid for taxes	$47	$6,688

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

These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.

2. Inventories

Inventories consist of the following (in thousands):

	December 29, 2001	June 29, 2002

		(Unaudited)
Raw materials	$3,366	$3,386
Work-in-process	2,210	2,184
Finished goods	11,114	10,302
Obsolescence allowance	(2,699)	(2,756)

Total, net	$13,991	$13,116

3. Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has not been involved in a business combination since then.

In June 2001, the Financial Standards Board also issued issued Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, but tested for impairment annually, or whenever there is an impairment indicator. In addition, upon adoption of SFAS No. 142, all goodwill is assigned to reporting units for purposes of impairment testing and is no longer subject to amortization. Intangible assets that are not deemed to have an indefinite life continue to be amortized over their estimated useful lives. The Company adopted SFAS No. 142 as of December 30, 2001, and assessed whether goodwill had been impaired at the date of adoption, determined that it is a single reporting unit, and, that the Company’s fair value exceeded the carrying amount of its goodwill. There was no indication that goodwill was impaired.

The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill amortization, net of income taxes:

	Total through June 2001

(in thousands, except per share data)	Three months	Six months

Net income, as reported	$1,534	$2,938
Add: Goodwill amortization, net of taxes	1,072	1,979

Adjusted net income	$2,606	$4,917

Reported diluted earnings per share	$0.05	$0.10
Add: Goodwill amortization, net of taxes	0.04	0.07

Adjusted diluted earnings per share	$0.09	$0.17

4. Comprehensive Income

Comprehensive income for the Company is net income adjusted for changes in value of derivative financial instruments, unrealized gains and losses on marketable securities, and foreign currency translation. Comprehensive income for the six months through June 30, 2001, and June 29, 2002, was:

	Six months through June

	2001	2002

Net income	$2,938	$11,147
Cumulative effect of change in accounting principle for derivative and hedging activities (SFAS 133), net of taxes	(712)	—
Net loss on derivative financial instruments, net of taxes	(347)	(42)
Amounts reclassified to interest expense during the period from derivative and hedging activities, net of taxes	127	481
Unrealized losses on marketable securities	—	(69)
Foreign currency translation adjustments	(631)	780

Comprehensive income	$1,375	$12,297

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “expect,” “believe,” “anticipate,” or “estimate,” identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Some of the factors that could cause such material differences are identified in “Certain Important Factors” beginning on page 14. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates, including but not limited to, those related to accounts receivable, inventories, long-lived assets, warranty and sales return obligations, legal contingencies, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations are discussed below.

Allowance for Doubtful Accounts and Other Accounts Receivable-Related Valuation Accounts. We maintain an allowance for doubtful accounts, returns, and warranty claims. We rely on subjective judgments and estimates to establish these valuation accounts. If we make different judgements, we could have material variances in the amount and timing of our reported results for any period. In addition, actual results could be different from our current estimates, possibly resulting in increased future charges to earnings.

We maintain an allowance for doubtful accounts for all individual accounts receivable that we believe are unlikely to be collected. For all other accounts receivable, we record an allowance for doubtful accounts based on a combination of factors including the age of receivable balances, historical bad debt experience, general customer creditworthiness, and current economic trends. At June 29, 2002, our allowance for doubtful accounts was $838,000.

We maintain an allowance for returns based on historical and current trends in product returns. At June 29, 2002, our allowance for sales returns was $463,000.

We accrue a liability for estimated warranty claims. The amount of the accrual is based on historical claims by product group and other factors. Claims could be materially different from actual results for a variety of reasons, including a change in our warranty policy, competition or other external forces, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. As of June 29, 2002, our accrual for estimated future warranty costs was $7.4 million. If future product quality standards or policies are less favorable than current analyses, additional warranty accruals may be required and would be reflected in cost of sales in the period the revision is made.

Inventory Valuation. We use estimates and judgments to value our inventory. In general, we record our inventories at the lower of standard manufacturing cost or expected market value. Each quarter, we evaluate our inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical loss trends, expected product lives, sales levels by product and projections of future sales demand. We write off inventories that we consider obsolete. In addition, we maintain an allowance for inventory quantities in excess of forecasted demand. Our inventory allowances were $2.7 million at June 29, 2002. If future demand or market conditions are less favorable than current estimates, additional inventory adjustments would be required and would adversely affect income in the period the adjustment is made.

Legal Liability Accrual. Each quarter, we make an estimate of the uninsured portion of legal representation and settlement costs of possible future product liability. This evaluation consists of reviewing historical claims costs as well as assessing future trends in medical device liability cases. Social and political factors, as well as doctor and medical facility responsibility, make litigation costs hard to predict. Accruals for future litigation costs were $1.3 million on June 29, 2002. If, in the future, we determine this accrual is inadequate, the adjustment would reduce income in the period the adjustment is recorded.

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

We maintain a valuation allowance of $682,000 to offset tax loss carryfowards created in a foreign jurisdiction, which, if subsequently recognized, would be allocated to goodwill. We did not maintain any other allowances against our net deferred tax assets at June 29, 2002. If we later determine that we would not realize all or part of the deferred tax assets, we would adjust the deferred tax asset valuation allowance and charge the adjustment to income in the period we made the determination.

Results of Operations

Three Months Through June 30, 2001, Compared to the Three Months Through June 29, 2002

Net Sales. The following chart compares net sales between our second quarter of 2001 and 2002.

	Three months ended June

Product Category	2001	2002

Erectile Restoration	$14,054	$17,797
Continence:
Men	7,648	8,960
Women	4,990	7,904

Total	12,638	16,864
Prostate Treatments	1,746	1,669

Total	$28,438	$36,330

Domestic Sales	$23,269	$29,663
International Sales	5,174	6,667

Total	$28,443	$36,330

The erectile restoration product line includes four types of inflatable and non-inflatable prostheses and smaller amounts of diagnostic equipment. During the second quarter of 2002, sales of the erectile restoration products increased $3.7 million, or 26.6%, when compared to the second quarter of 2001. This increase was primarily due to increased sales of our new InhibiZone antimicrobial coated penile implant, which was released in the U.S. second quarter of 2001. We expect international availability of this product by the end of 2002. The incontinence product line includes all sales of Acticon Neosphincter to control fecal incontinence and tissue, even though we believe some small share of these products are used in men, and tissue may also be used in non-incontinence procedures. Sales of the continence product line increased $4.2 million, or 33.4%, during the second quarter primarily due to the increased sales of SPARC, a suprapubic mid-urethral sling system which was approved for sale in Europe in April 2001 and in the U.S. in August 2001. Prostate treatments include all sales of our Urolume product even though this product is also used to treat urethral strictures.

Cost of Goods Sold. Cost of goods sold as a percentage of net sales decreased from 20.3% in the second quarter of 2001 to 19.6% in 2002. This decrease resulted from spreading of relatively fixed manufacturing costs over higher production levels, and lower warranty costs in 2002 than in 2001. Recent quality improvements as well as changes made to our procedures for granting warranty credit are leading to longer-term reductions in our warranty expenses and exposure. Future costs of goods sold will depend on production levels, product mix, and sales volumes.

Marketing and selling. Marketing and selling costs decreased from 39.4% of net sales in 2001 to 36.1% in 2002, although costs increased $1.9 million. This increase resulted from higher employee and commission expenses to support the 28% higher sales, with a small offset of new product rollouts costs in 2002 than in 2001. In the future, we expect marketing and selling costs to increase as sales increase, but decrease as a percentage of sales. In addition, costs will vary quarter to quarter as certain costs, such as sales meetings and product rollout costs, are incurred independent of that quarter’s sales.

General and administrative. General and administrative costs decreased $165,000, or 5.4%, from $3.1 million in the second quarter of 2001 to $2.9 million in 2002. These decreases were primarily due to gains on currency of approximately $400,000 and the closing of our Israeli manufacturing facility in early 2002, which reduced expenses approximately $300,000 in the second quarter of 2002 versus 2001. The exchange gains were the result of the strengthening of foreign currencies, mainly the Euro, against the US dollar and related to translating foreign denominated inter-company receivables to current rates. We expect quarterly spending in general and administrative for the remainder of 2002 to be consistent with the first quarter of 2002 rather than the just-completed-quarter as the currency gains may be non-recurring.

Research and development. Research and development includes costs to develop and improve current and possible future products and the costs for regulatory and clinical activities for our products. Research and development costs increased from $2.9 million in 2001 to $3.2 million in 2002. We expect total spending in research and development to increase in 2002 from 2001 levels and, longer term, to remain within the range of 8 to 10 percent of net sales. In addition, our costs in this area could vary as a result of spending on purchased technologies as opportunities are discovered.

Amortization of intangibles. Amortization of intangibles decreased $1.4 million, from $2.4 million in the second quarter of 2001 to $939,000 in 2002. This decrease is attributable to the Company’s adoption on December 30, 2001, of SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, but tested for impairment annually, or whenever there is an impairment indicator. In addition, upon adoption of SFAS No. 142, all goodwill must be assigned to reporting units for purposes of impairment testing and is no longer subject to amortization. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives.

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

Royalty and other income. All of our royalty income is from the license of certain stent-delivery technology to Boston Scientific Corporation for use outside urology. Royalty income was $747,000 in the second quarter of 2001 and $775,000 in 2002.

Interest income and interest expense. Interest expense decreased from $1.0 million in 2001 to $718,000 because average borrowings under notes payable were approximately $16.0 million lower in 2002 than in 2001. Interest income increased from $20,000 in 2001 to $325,000 in 2002 due primarily to investment of receipts from our July 2001 secondary common stock offering.

Income tax expense. Income tax expense increased $2.3 million in 2002 compared to 2001, as income before income taxes in 2002 was $9.4 million compared to income before income taxes of $2.9 million in 2001.

As part of our adoption of SFAS 142, we no longer record goodwill amortization that previously had been a permanent non-deductible tax expense. In the second quarter of 2001, the total of this type of amortization was approximately $500,000. If we had these new rules in place in 2001, our effective tax rate would have been approximately 41%.

Net income. Net income was $4.2 million higher in 2002 than in 2001. This increase in net income resulted from the increase in revenues while maintaining control over our operating costs and the change in accounting for amortization of goodwill, all of which are described above.

Six Months Through June 30, 2001, Compared to the Six Months Through June 29, 2002

Net Sales. The following chart compares net sales between our first six-month period of 2001 and 2002.

	Six months ended June

Product Category	2001	2002

Erectile Restoration	$27,596	$35,111
Continence:
Men	15,297	17,697
Women	9,768	14,947

Total	25,065	32,644
Prostate Disease	3,325	3,314

Total	$55,986	$71,069

Domestic Sales	$45,686	$58,824
International Sales	10,300	12,221

Total	$55,986	$71,045

During the first six months of 2002, sales of erectile restoration products increased $7.5 million, or 27.2%, when compared to the same period in 2001. This increase was primarily due to increased sales of our new InhibiZone antimicrobial coated penile implant, which was released in the second quarter of 2001. Sales of continence products increased $7.6 million, or 30.2%, primarily due to the increased sales of SPARC, a suprapubic mid-urethral sling system which we introduced in the third quarter of 2001.

Costs of Goods Sold. Costs of goods sold as a percentage of net sales inceased from 20.0% in 2001 to 20.1% in 2002.

Marketing and selling. Marketing and selling costs decreased from 40.4% of net sales in 2001 to 36.5% in 2002, although costs increased $3.3 million. This increase resulted from higher employee and commission expenses to support of the higher sales, both within the United States and internationally.

General and administrative. General and administrative costs increased $383,000, or 6.6%, from $5.8 million in 2001 to $6.2 million in 2002. This increase was primarily due to professional fees and services, recruiting and relocation costs, corporate insurance, and bad debt charges partially offset by the closing of our Israeli manufacturing facility in early 2002, and gains on currency which were approximately $450,000 in the first half of 2002. These exchange gains were the result of the strengthening of foreign currencies, mainly the Euro, against the US dollar, and related to translating foreign denominated inter-company receivables to current rates.

Amortization of intangibles. Amortization of intangibles decreased $2.7 million, from $4.6 million in 2001 to $1.9 million in 2002. This decrease is attributable to the Company’s adoption on December 30, 2001, of SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, but tested for impairment annually, or whenever there is an impairment indicator. In addition, upon adoption of SFAS No. 142, all goodwill must be assigned to reporting units for purposes of impairment testing and is no longer subject to amortization. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives.

Royalty and other income. All of our royalty income is from the license of certain stent-delivery technology to Boston Scientific Corporation for use outside urology. Royalty income was $1.5 million in 2001 and 2002.

Other income increased from $375,000 in 2001 to $716,000 in 2002. In early 2001, we received a non-recurring payment of $375,000 representing reimbursement to resolve a quality issue with a materials supplier dating back to the fourth quarter of 1999. On January 1, 2002, we terminated the AMS Retirement Annuity Plan. In conjunction with this termination, the Company made an approximate $5.8 million settlement contribution to the pension trust and recorded a gain on pension termination of $716,000.

Interest income and interest expense. Interest expense decreased $664,000 in 2002 compared to 2001 from $2.1 million to $1.5 million because average borrowings under notes payable were approximately $16.0 million lower in 2002 than in 2001. Interest income increased from $102,000 in 2001 to $758,000 in 2002 due to investment of receipts from our July 2001 secondary common stock offering.

Income tax expense. Income tax expense increased $4.6 million in 2002 compared to 2001, as income before income taxes in 2002 was $18.3 million compared to $5.5 million in 2001.

As part of our adoption of SFAS 142, we no longer record goodwill amortization that previously had been a permanent non-deductible tax expense. In the first six months of 2001, the total of this type of amortization was approximately $1.0 million. If we had these new rules in place in 2001, our effective tax rate would have been approximately 41%.

Net income. Net income was $8.2 million higher in 2002 than in 2001. This increase in net income resulted from the increase in revenues while maintaining control over our operating costs and the change in accounting for amortization of goodwill, all of which are described above.

Liquidity and Capital Resources

Cash and cash equivalents plus investments in short-term and long-term marketable securities were $62.2 million as of June 29, 2002, as compared to $56.6 million as of December 29, 2001. This increase is due to cash provided from operations less cash flows from financing activities and cash flows from investing activities.

Cash provided from operations. Cash flow provided by operating activities totaled $8.9 million in the first six months of 2002. Net income plus non-cash operating expenses totaled $15.3 million the first six months of and was offset by the $5.8 million pension plan termination payment made in the first quarter of 2002 and other changes in operating assets and liabilities.

Cash flows used in investing activities. During 2002, we purchased equipment for $920,000 and had purchases of marketable securities, net of sales, totaling $3.1 million.

Financing activities. We have a senior credit facility that consists of term debt and a $15 million revolving line of credit. Our senior credit facility expires in March 2006. This facility is secured by substantially all of our assets, and contains restrictions concerning the payment of dividends, incurrence of additional debt and capital expenditures. In addition, we are subject to, and in compliance with, certain financial covenants including ratios related to fixed charges coverage and leverage. As of June 29, 2002, the outstanding principal balance under our senior credit facility was $25.4 million. As of June 29, 2002, we did not have an outstanding balance under our revolving line of credit and had $15 million of availability under the revolving line of credit. The following table sets forth our future payment obligations under our senior credit facility:

Payments Due By Period

		Less	One to	Four to
		Than One	Three	Five
(in thousands)	Total	Year	Years	Years

Future Payment Obligations	$25,363	$5,454	$19,909	$—

In the six-months through June 29, 2002, we received $1.0 million from issuing common stock related to our Employee Stock Purchase Plan and exercise of options under our Equity Incentive Plan. On December 31, 2001, March 29, 2002, and June 28, 2002, we made quarterly principal payments totaling $3.5 million on our senior credit facility.

Cash Commitments

Our acquisition of the distribution rights to DermMatrix, a porcine dermis graft material used in sling and pelvic prolapse procedures, allows us to make an additional $1.0 million payment in December 2002 to extend the supply agreement through December 2008.

We have implemented a new profit sharing plan whereby contributions to the plan will vary based upon our performance and will be allocated to participants equally. While the contribution will be variable, we expect that initially the profit sharing contribution will approximate our historical AMS Retirement Annuity Plan expense at current income levels. We estimate that our profit sharing contribution in 2002 will be approximately $1.5 million.

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

Increased Supply of Sling Material. In the past we have provided human cadaveric dermis as a service in conjunction with the sale of some of our sling procedure kits for urinary incontinence. Currently, the available supply of human tissue is not sufficient to meet demand. In December 2001, our sole supplier of human cadaveric dermis declared bankruptcy and is no longer supplying us. We are actively working with another supplier of this material, but the available supply is still inadequate to meet our needs. We continue to have a source of porcine dermis that can be used with our sling procedure kits, but we cannot assure you that such supply will be sufficient to meet our demands. If our sources of sling materials cannot fill our needs, sales of our sling procedure kits could decline.

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

Potential Product Recalls. If any of our products were found to be defective, we could recall such defective product. We believe there is a possibility that we may recall products in the future and that future recalls could result in significant costs to us and in significant negative publicity which could harm our ability to market our products in the future.

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

Interest Rate Hedging. We hedged a portion of our original $65.0 million variable rate term note, as required by our senior credit facility, by entering into two interest rate swap agreements in which we agree to exchange, at specified intervals, the calculated difference between the fixed interest rate of the swaps and the variable interest rate on a portion of our debt. These interest rate swap agreements expire June 30, 2003. We expect that pre-tax costs totaling approximately $1.2 million, which are recorded in other comprehensive income (loss) at June 29, 2002, and represent the difference between the fixed rate of the swap agreements and variable interest of the term note, will be recognized within the next twelve months as part of interest expense. At June 29, 2002, the fair value of the interest rate swaps, based upon quoted market prices for contracts with similar maturities, was approximately $1.2 million.

Currency Fluctuation. Our operations outside of the United States are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at quarter-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity. Realized and unrealized gains and losses on foreign currency transactions are included in operations. Gains of approximately $450,000 were recognized in the first six months of 2002 compared to losses of approximately $160,000 in 2001.

Inflation. We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	Our annual meeting of stockholders was held on May 8, 2002.

(b)	Not required. We solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management’s nominees for directors as listed in the proxy statement and our stockholders elected all of these nominees at the annual meeting.

(c)	At the annual meeting, our stockholders were presented with and asked to vote upon a proposal to elect three directors, one to serve for a two-year term and two to serve for three-year terms, or until their successors are elected and duly qualified. One nominee for director, an incumbent director, was elected at the annual meeting to serve for a two-year term expiring in 2004. The name of this nominee for director and voting results are as follows:

	Votes	Votes	Votes	Broker
Name	For	Against	Withheld	Non-Votes
Albert Jay Graf	28,969,768	0	195,835	0

Two nominees for director, both incumbent directors, were elected at the annual meeting to serve for a three-year term expiring in 2005. The name of these nominees for director and voting results are as follows:

	Votes	Votes	Votes	Broker
Name	For	Against	Withheld	Non-Votes
Richard B. Emmitt	28,971,393	0	194,210	0
Christopher H. Porter	28,480,900	0	684,703	0

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

There are no exhibits to this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

No report on Form 8-K was filed by the Company during the quarter ended June 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

July 29, 2002	By	/s/ Douglas W. Kohrs

Date		Douglas W. Kohrs Chief Executive Officer

July 29, 2002	By	/s/ M. James Call

Date		M. James Call Executive Vice President and Chief Financial Officer and Principal Accounting Officer