Form 10-Q
period 2002-09-28
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2002-10-28
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 28, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number:           30733

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1978822

(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

10700 Bren Road West, Minnetonka, MN	55343

(Address of principal executive offices)	(Zip Code)

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

[X] Yes [  ] No

     As of October 14, 2002, there were 32,413,814 shares of the registrant’s $.01 par value Common Stock outstanding.

INDEX

Page(s)

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of December 29, 2001, and September 28, 2002 (Unaudited)	3
Statements of Operations for the three and nine months ended September 29, 2001, and September 28, 2002 (Unaudited)	4
Statements of Cash Flows for the nine months ended September 29, 2001, and September 28, 2002 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6 - 7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Part II. OTHER INFORMATION
Item 4. Controls and Procedures	17
Item 6. Exhibits and Reports on Form 8-K	17
SIGNATURES	18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 29,		September 28,
	2001		2002

			(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,755		$71,801
Short term investments	9,013		—
Accounts receivable, net	25,306		25,244
Inventories	13,991		13,533
Deferred taxes	7,471		6,912
Other current assets	1,552		2,431

Total current assets	86,088		119,921
Property, plant and equipment, net	23,604		21,926
Goodwill, net	82,365		82,365
Intangibles, net	17,118		14,096
Deferred income taxes	3,180		2,230
Investments	18,783		—
Investments in technology and other assets	4,013		4,756

Total assets	$235,151		$245,294

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,678		$2,298
Accrued compensation expenses	15,656		9,585
Accrued warranty expense	7,587		7,439
Other accrued expenses	4,350		4,176
Current portion of notes payable	4,909		5,454

Total current liabilities	35,180		28,952
Long-term notes payable	24,000		19,909
Other long-term liabilities	1,884		1,241
Stockholders’ equity:
Common stock, par value $.01 per share; authorized 95,000,000 shares; issued and outstanding 16,166,887 voting shares and 11,597,941 non-voting shares for December 29, 2001; 32,060,877 voting and 341,700 non-voting shares for September 28, 2002	320		324
Additional paid-in capital		194,630		197,622
Deferred compensation		(448)		(239)
Accumulated other comprehensive loss		(2,810)		(1,465)
Accumulated deficit		(17,605)		(1,050)

Total stockholders’ equity	174,087		195,192

Total liabilities and stockholders’ equity	$235,151		$245,294

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended

	September 29,	September 28,	September 29,	September 28,
	2001	2002	2001	2002

Net sales	$28,637	$32,771	$84,623	$103,816
Operating expenses:
Cost of sales	5,438	6,233	16,622	20,485
Marketing and sales	10,732	11,277	33,352	37,195
General and administrative	2,790	3,178	8,432	9,816
Research and development	3,046	2,696	9,127	8,727
Transition and reorganization	1,000	—	1,000	—
Amortization of intangibles	2,356	939	6,917	2,817

Total operating expenses	25,362	24,323	75,450	79,040

Operating income	3,275	8,448	9,173	24,776

Other income (expense):
Royalty income	749	692	2,167	2,279
Other income (expense)	87	(147)	358	964
Interest income	448	283	550	1,041
Interest expense	(817)	(412)	(2,962)	(1,893)

Income before income taxes	3,742	8,864	9,286	27,167
Income tax expense	1,735	3,456	4,341	10,612

Net income	$2,007	$5,408	$4,945	$16,555

Earnings per share:
Basic	$0.06	$0.17	$0.17	$0.51
Diluted	$0.06	$0.16	$0.16	$0.48

Weighted average common shares:
Basic	31,491	32,155	29,101	32,321
Diluted	34,193	34,230	31,631	34,205

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)

	For the nine months ended

	September 29,	September 28,
	2001	2002

Cash flows from operating activities:
Net income	$4,945	$16,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,755	2,873
Amortization of intangibles	6,917	2,817
Deferred financing costs	203	205
Stock-based compensation costs	—	9
Noncash deferred compensation	344	136
Noncash transition and reorganization	747	—
Income tax benefit related to stock option plan	175	1,124
Change in net deferred taxes	(882)	1,264
Changes in operating assets and liabilities:
Accounts receivable	(930)	435
Inventories	(3,703)	550
Accounts payable and accrued expenses	3,113	(6,861)
Other assets	(311)	(1,622)

Net cash provided by operating activities	13,373	17,485

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,580)	(1,195)
Purchase of businesses, net of cash acquired	(13,653)	—
Purchase of investments in technology	(4,500)	—
Purchase of marketable securities	—	(9,446)
Sales of marketable securities	—	37,242

Net cash (used in) provided by investing activities	(19,733)	26,601

Cash flows from financing activities:
Issuance of common stock	57,950	1,936
Payments on long-term debt	(15,583)	(3,546)

Net cash provided by (used in) financing activities	42,367	(1,610)

Effect of exchange rates	1,178	570

Net increase in cash and cash equivalents	37,185	43,046
Cash and cash equivalents at beginning of period	12,165	28,755

Cash and cash equivalents at end of period	$49,350	$71,801

Supplemental disclosure:
Cash paid for interest	$2,744	$852
Cash paid for taxes	$2,075	$7,726

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

Certain 2001 amounts have been reclassified to conform to 2002 presentation. More specifically, foreign currency exchange gains and losses have been reclassified from “General and administrative” costs to “Other income (expense)” below “Operating income”. The exchange gains and losses are the result of the weakening and strengthening of foreign currencies, mainly the Euro, against the US dollar and relate to translating foreign denominated inter-company receivables to current rates. The following table presents the quarterly exchange gains (losses) by quarter for 2001 and 2002.

	2001				2002

	First	Second	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Foreign currency exchange gains (losses)	($88)	($73)	$144	($91)	$5	$447	($248)

2. Inventories

Inventories consist of the following (in thousands):

	December 29, 2001	September 28, 2002

Raw materials	$3,366	$3,951
Work-in-process	2,210	2,790
Finished goods	11,114	9,433
Obsolescence allowance	(2,699)	(2,641)

Total, net	$13,991	$13,533

3. Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has not been involved in a business combination since then.

In June 2001, the Financial Standards Board also issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, but tested for impairment annually, or whenever there is an impairment indicator. In addition, upon adoption of SFAS No. 142, all goodwill is assigned to reporting units for purposes of impairment testing and is no longer subject to amortization. Intangible assets that are not deemed to have an indefinite life continue to be amortized over their estimated useful lives. The Company adopted SFAS No. 142 as of December 30, 2001, and assessed whether goodwill had been impaired at the date of adoption, determined that it is a single reporting unit, and, that the Company’s fair value exceeded the carrying amount of its goodwill. There was no indication that goodwill was impaired.

The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill amortization, net of income taxes:

	Total through September 2001

(in thousands, except per share data)	Three months	Nine months

Net income, as reported	$2,007	$4,945
Add: Goodwill amortization, net of taxes	1,071	3,050

Adjusted net income	$3,078	$7,995

Reported diluted earnings per share	$0.06	$0.16
Add: Goodwill amortization, net of taxes	0.03	0.09

Adjusted diluted earnings per share	$0.09	$0.25

4. Comprehensive Income

     Comprehensive income for the Company is net income adjusted for changes in value of derivative financial instruments and foreign currency translation. Comprehensive income for the nine months through September 29, 2001, and September 28, 2002, was:

	Nine months through September

	2001	2002

Net income	$4,945	$16,555
Cumulative effect of change in accounting principle for derivative and hedging activities (SFAS 133), net of taxes	(712)	—
Net loss on derivative financial instruments, net of taxes	(995)	(328)
Amounts reclassified to interest expense during the period from derivative and hedging activities, net of taxes	457	727
Foreign currency translation adjustments	133	946

Comprehensive income	$3,828	$17,900

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “expect,” “believe,” “anticipate,” or “estimate,” identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Some of the factors that could cause such material differences are identified in “Certain Important Factors”. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgements that affect (1) the reported amounts of assets, liabilities, revenues, and expenses and (2) the related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates, including but not limited to, those related to accounts receivable, inventories, long-lived assets, warranty and sales return obligations, legal contingencies, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations are discussed below.

Allowance for Doubtful Accounts and Other Accounts Receivable Related Valuation Accounts.We maintain an allowance for doubtful accounts, returns, and warranty claims. We rely on subjective judgments and estimates to establish these valuation accounts. If we made different judgements, we could have material variances in the amount and timing of our reported results for any period. In addition, actual results could be different from our current estimates, possibly resulting in increased future charges to earnings.

We maintain an allowance for doubtful accounts for all individual accounts receivable that we believe are unlikely to be collected. For all other accounts receivable, we record an allowance for doubtful accounts based on the age of receivable balances. At September 29, 2002, our allowance for doubtful accounts was $1.1 million compared to $.8 million at December 29, 2001. As a percentage of total accounts receivable, the allowance was 4.2% at September 2002 compared to 3.1% at December 2001.

We maintain an allowance for returns based on historical and current trends in product returns. At September 28, 2002, and December 29, 2001, our allowance for sales returns was $463,000.

We maintain an allowance for estimated warranty claims. The amount of the accrual is based on historical claims by product group and other factors. Claims could be materially different from actual results for a variety of reasons, including a change in our warranty policy, competition or other external forces, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. At September 28, 2002, our allowance for estimated future warranty costs was $7.4 million and $7.6 million at December 29, 2001. If future product quality standards or policies are less favorable than current analyses, additional warranty accruals may be required and would reduce reported earnings in the period the revision is made.

Inventory Valuation. In general, we record our inventories at the lower of manufacturing cost or expected market value. Each quarter, we evaluate our inventories for obsolescence and excess quantities.

This evaluation includes analyses of inventory levels, historical loss trends, expected product lives, sales levels by product and projections of future sales demand. We write off inventories that we consider obsolete. In addition, we maintain an allowance for inventory quantities in excess of forecasted demand. Our inventory allowances were $2.6 million at September 28, 2002 and $2.7 million at December 29, 2001. If future demand or market conditions are less favorable than current estimates, additional inventory adjustments would be required and would adversely affect income in the period the adjustment is made. As a percentage of total inventories, the allowance was 16.3% at September 2002 compared to 15.9% at December 2001.

Legal Liability Accrual. Each quarter, we estimate the uninsured portion of legal representation and settlement costs of possible future product liability. This evaluation consists of reviewing historical claims costs as well as assessing future trends in medical device liability cases. Social and political factors, as well as doctor and medical facility responsibility, make litigation costs hard to predict. Accruals for future litigation costs were $1.4 million on September 28, 2002 compared to $1.5 million at December 29, 2001. If, in the future, we determine this accrual is inadequate, the adjustment would reduce reported income in the period the adjustment is recorded.

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

We have significant amounts of deferred tax assets that we review for recoverability and then value accordingly. We evaluate the realizability of our deferred tax assets on a quarterly basis and assess the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income, and the impact of tax planning strategies. We record a valuation allowance to reduce deferred tax assets when we believe we will not realize all or part of our deferred tax assets.

We maintain a valuation allowance of $682,000 to offset tax loss carryforwards created in a foreign jurisdiction, which, if subsequently recognized, would be allocated to goodwill. We did not maintain any other allowances against our net deferred tax assets at September 28, 2002. If we later determine that we would not realize all or part of the deferred tax assets, we would adjust the deferred tax asset valuation allowance and charge the adjustment to income in the period we made the determination.

Results of Operations

Three and Nine Months Through September 2001 and 2002

Net Sales. The erectile restoration product line includes four types of inflatable and non-inflatable prostheses and smaller amounts of diagnostic equipment. Male urinary control products include all sales of the inflatable urinary sphincter even though a very small share of this product is used in women. Women’s health product line sales include sales of Acticon Neosphincter to control fecal incontinence even though a small percentage of the product is used in males. Prostate treatments include all sales of our Urolume product even though this product is also used to treat urethral strictures.

The following table compares net sales of our product lines between the three and nine month periods of 2001 and 2002.

	Three months ended September				Nine months ended September

			Increase				Increase
	2001	2002	(Decrease)%		2001	2002	(Decrease)%

Erectile Restoration	$14,970	$16,207	$1,237	8.3%	$42,566	$51,293	8,727	20.5%
Male urinary control	7,000	8,295	1,295	18.5%	22,022	26,439	4,417	20.1%
Women’s health	4,885	7,000	2,115	43.3%	14,928	21,501	6,573	44.0%
Prostate treatments	1,782	1,269	(513)	-28.8%	5,107	4,583	(524)	-10.3%

Total	$28,637	$32,771	$4,134	14.4%	$84,623	$103,816	19,193	22.7%

Sales within United States	$24,480	$27,376	$2,896	11.8%	$70,165	$86,203	16,038	22.9%
Sales outside United States	4,157	5,395	1,238	29.8%	14,458	17,613	3,155	21.8%

Total	$28,637	$32,771	$4,134	14.4%	$84,623	$103,816	19,193	22.7%

During the three month period through September 2002, the 8.3% increase in erectile restoration sales was due to a shift to our new InhibiZone antibiotic coated penile implant (released in the U.S. during the second quarter of 2001), and increased selling prices, which more than offset a 3% decline in units. We plan to release InhibiZone to international markets in early 2003. The 18.5% increase in male urinary control sales was due to a combination of unit increases, especially in the InVance male sling system, and price and unit increases on the AMS 800 Artificial Urinary Sphincter. The 43.3% increase in sales of women’s health products was primarily due to increased sales of Sparc, a suprapubic mid-urethral sling system which we released internationally in the second quarter of 2001 and in the U.S. in the third quarter of 2001. The decrease in sales of prostate products was due to lower unit sales of the Urolume product.

During the nine month period through September 2002, the 20.5% increase in erectile restoration sales was primarily due to a shift to our new InhibiZone antibiotic coated penile prothesis and increased unit sales. The 20.1% increase in male urinary control sales was due to a combination of unit increases, especially in the InVance male sling system, and price increases on the AMS 800 Artificial Urinary Sphincter. The 44.0% increase in women’s health sales is attributable to greater unit sales of Sparc. In the nine months through September 2002, the decrease in sales of prostate treatment products was due to lower unit sales of the Urolume product.

The following table compares our dollar and percentage changes in our Statement of Operations between the three and nine month periods through September 2001 and 2002.

	Three months through September					Nine months through September

			Increase				Increase
	2001	2002	(Decrease)%		2001	2002	(Decrease)%

Net sales	$28,637	$32,771	$4,134	14.4%	$84,623	$103,816	$19,193	22.7%
Operating expenses:
Cost of sales	5,438	6,233	795	14.6%	16,622	20,485	3,863	23.2%
Marketing and sales	10,732	11,277	545	5.1%	33,352	37,195	3,843	11.5%
General and administrative	2,790	3,178	388	13.9%	8,432	9,816	1,384	16.4%
Research and development	3,046	2,696	(350)	-11.5%	9,127	8,727	(400)	-4.4%
Transition and reorganization	1,000	—	(1,000)	-100.0%	1,000	—	(1,000)	-100.0%
Amortization of intangibles	2,356	939	(1,417)	-60.1%	6,917	2,817	(4,100)	-59.3%

Total operating expenses	25,362	24,323	(1,039)	-4.1%	75,450	79,040	3,590	4.8%

Operating income	3,275	8,448	5,173	158.0%	9,173	24,776	15,603	170.1%
Other income (expense)
Royalty income	749	692	(57)	-7.6%	2,167	2,279	112	5.2%
Other income (expense)	87	(147)	(234)	-269.0%	358	964	606	169.3%
Interest income	448	283	(165)	-36.8%	550	1,041	491	89.3%
Interest expense	(817)	(412)	405	49.6%	(2,962)	(1,893)	1,069	36.1%

Income before income taxes	3,742	8,864	5,122	136.9%	9,286	27,167	17,881	192.6%
Income tax expense	1,735	3,456	1,721	99.2%	4,341	10,612	6,271	144.5%

Net income	$2,007	$5,408	$3,401	169.5%	$4,945	$16,555	$11,610	234.8%

The following table shows our Statement of Operations as a percentage of net sales for the three and nine month periods through September 2001 and 2002.

	Three months through		Nine months through
	September		September

	2001	2002	2001	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of sales	19.0%	19.0%	19.6%	19.7%
Marketing and sales	37.5%	34.4%	39.4%	35.8%
General and administrative	9.7%	9.7%	10.0%	9.5%
Research and development	10.6%	8.2%	10.8%	8.4%
Transition and reorganization	3.5%	0.0%	1.2%	0.0%
Amortization of intangibles	8.2%	2.9%	8.2%	2.7%

Total operating expenses	88.6%	74.2%	89.2%	76.1%
Operating income	11.4%	25.8%	10.8%	23.9%
Other income and expense:
Royalty income	2.6%	2.1%	2.6%	2.2%
Other income and expense	0.3%	-0.4%	0.4%	0.9%
Interest income	1.6%	0.9%	0.6%	1.0%
Interest expense	-2.9%	-1.3%	-3.5%	-1.8%

Income before income taxes	13.1%	27.0%	11.0%	26.2%
Income tax expense	6.1%	10.5%	5.1%	10.2%

Net income	7.0%	16.5%	5.9%	16.0%

Cost of Goods Sold. Recent quality improvements as well as changes made to our procedures for granting warranty credit are leading to longer-term reductions in our warranty expenses and exposure. Future costs of goods sold will depend on production levels, product mix, and sales volumes.

Marketing and selling. Although decreasing as a percentage of sales, cost increases for the three and nine month periods through September 2002 resulted from higher employee and commission expenses to support higher sales, with a small offset of new product rollouts costs, in 2002 than in 2001. In the future, we expect marketing and selling costs to increase as sales increase, but decrease as a percentage of sales. In addition, costs will vary quarter to quarter as certain costs, such as sales meetings and product rollout costs, are incurred independent of that quarter’s sales.

General and administrative. Although remaining relatively constant as a percentage of sales, cost increases for the three and nine month periods through September 2002 were primarily due to professional fees and services, recruiting and relocation costs, corporate insurance, and bad debt charges, partially offset by the closing of our Israeli manufacturing facility during 2001. We expect quarterly spending in general and administrative for the remainder of 2002 to be consistent with the just completed quarter.

Research and development. Research and development includes costs to develop and improve current and possible future products and the costs for regulatory and clinical activities for our products. During 2001, we closed our Israeli R&D facility and transferred the development activity to our U.S. facility. This closing reduced costs by approximately $200,000 and $500,000 in the three and nine month periods through September 2002, compared to the same periods in 2001. We expect total spending in research and development to increase in the fourth quarter of 2002 from recent quarters and, longer term, to be in the range of 8 to 10 percent of net sales. In addition, our costs in this area could vary as a result of spending on purchased technologies as we discover new opportunities.

Transition and reorganization. During the third quarter of 2001, an assessment was completed of management personnel needs and transition and reorganization costs of $1.0 million were recorded for employee termination costs.

Amortization of intangibles. Cost decreases are attributable to the Company’s adoption on December 30, 2001, of SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized. For a fuller description of this change and its impact on our financial results, see Notes to Consolidated Financial Statements.

Royalty and other income. All of our royalty income is from the license of certain stent-delivery technology to Boston Scientific Corporation for use outside urology.

Other income (expense). Other income in 2001 includes a non-recurring payment of $375,000 representing reimbursement to resolve a quality issue with a supplier. On January 1, 2002, we terminated the AMS Retirement Annuity Plan. In conjunction with this termination, we made an approximate $5.8 million settlement contribution to the pension trust and recorded a gain on pension termination of $716,000 as other income in the first quarter of 2002. The remainder of other income and expense relates to exchange gains and losses resulting from the weakening and strengthening of foreign currencies, mainly the Euro, against the U.S. dollar and relate to the translating foreign denominated inter-company receivables to current rates. See Notes to Consolidated Financial Statements.

Interest income and interest expense. Interest income was lower in third quarter of 2002 than in 2001 because of lower interest rates. Interest income was higher in the nine months of 2002 because of the investment of the proceeds from the July 2001 stock offering during the first six months of 2002. Interest expense decreased in the three and nine month periods through September 2002, because average borrowings under notes payable were approximately $9.8 million and $9.6 million lower in 2002 than in 2001.

Income tax expense. Following is a reconciliation of our statutory tax rates to our effective tax rates for the nine month period through September 2002.

	Amount	Rate

Statutory rate	$9,508	35.0%
Meals and entertainment	108	0.4%
Deferred Compensation	48	0.2%
State taxes	830	3.1%
Other	118	0.4%

Total	$10,612	39.1%

As part of our adoption of SFAS 142, we no longer record goodwill amortization that previously had been a permanent non-deductible tax expense. In the first nine months of 2001, the total was approximately $1.5 million. If these new rules had been place in, our effective tax rate would have been approximately 41% in 2001.

Net income. The increase in net income resulted from the increase in revenues while maintaining control over our operating costs and the change in accounting for amortization of goodwill, all of which are described above.

Liquidity and Capital Resources

Cash and cash equivalents plus investments in short-term and long-term marketable securities were $71.8 million as of September 28, 2002, compared to $56.6 million as of December 29, 2001. This increase is due to cash provided from operations plus cash flows from investing and financing activities.

Cash flows from operating activities. Cash flow provided by operating activities totaled $17.5 million in the first nine months of 2002. Net income plus non-cash operating expenses totaled $22.6 million the first nine months and was offset by the $5.8 million pension plan termination payment made in the first quarter of 2002, other changes in operating assets and liabilities, and the tax benefit realized from stock option plans.

Cash flows from investing activities. During 2002, we purchased equipment for $1.2 million and had sales of marketable securities, net of purchases, totaling $27.8 million. We expect future cash flows for purchases of equipment to be similar to prior periods.

Cash flows from financing activities. We have a senior credit facility consisting of term debt and a $15 million revolving line of credit. Our senior credit facility expires in March 2006. This facility is secured by substantially all of our assets; contains restrictions concerning the payment of dividends, incurrence of additional debt, and capital expenditures; and contains certain financial covenants including ratios related to fixed charges coverage and leverage. As of September 28, 2002, the outstanding principal balance under our senior credit facility was $25.4 million, and we had no borrowings under our revolving line of credit. On December 31, 2001, March 29, 2002, and June 28, 2002, we made quarterly principal payments totaling $3.5 million on our senior credit facility. Future payment commitments on the senior credit facility are $5.5 million due in less than one year and $19.9 million due in more than one year but less than three years.

In the nine months through September 2002, we received $1.9 million from issuing common stock related to our Employee Stock Purchase Plan and exercise of options under our Equity Incentive Plan.

Cash Commitments

Our acquisition of the distribution rights to DermMatrix, a porcine dermis graft material used in sling and pelvic prolapse procedures, allows us to make an additional $1.0 million payment in December 2002 to extend the supply agreement through December 2008.

We believe that funds generated from operations, together with our balances in cash and cash equivalents and funds available under our senior credit facility, will be sufficient to finance our current operations and planned capital expenditure requirements for at least the next 12 months.

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

Continued Use of Non-Invasive Treatment Alternatives. We sell medical devices for invasive or minimally invasive surgical procedures. If physicians and patients do not accept our products, our sales will decline. Physician and patient acceptance of our products depends on a number of factors, including the failure of non-invasive therapies, the degree of invasiveness involved in the procedures using our products, the rate and severity of complications from the procedures using our products, and other adverse side effects from the procedures using our products. Patients are more likely first to consider non-invasive alternatives to treat their urological disorders. The introduction of new oral medications or other less-invasive therapies may cause our sales to decline in the future.

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

Increased Supply of Sling Material. In the past we have provided human cadaveric dermis as a service in conjunction with the sale of some of our sling procedure kits for urinary incontinence. Currently, the available supply of human tissue is not sufficient to meet our customers’ demand. In December 2001, our sole supplier of human cadaveric dermis declared bankruptcy and is no longer supplying us. We are actively working with two other suppliers of this material, but the available supply is still inadequate to meet our customers’ needs. We continue to have a source of porcine dermis that can be used with our sling procedure kits, but we cannot assure you that such supply will be sufficient to meet demands. If our sources of sling materials cannot fill our needs, sales of our sling procedure kits could decline.

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

In August of this year, the Centers for Medicare and Medicaid Services, CMS, published for comment its Proposed Rule of Changes to the Medicare Outpatient Prospective Payment System (OPPS) and payment rates for calendar year 2003. This proposed rule, if adopted, would result in deep cuts in hospital payment rates for many outpatient procedures, including payments for our products for erectile restoration, male urinary control, and benign prostatic hyperplasia.

We believe the analyses CMS used to determine the proposed payment rates are flawed, and we have documented those flaws in a detailed comment filed with CMS. Because of its flaws, we do not believe the proposed rule will be adopted with the deep cuts, and we cannot predict what effect, if any, the final rule will have on hospital payment rates, number of procedures performed in 2003, or our sales of products for the procedures.

Potential Product Recalls. If any of our products were found to be defective, we would recall such defective product. Such a recall could result in significant costs to us and in significant negative publicity which could harm our ability to market our products in the future.

Additional Information on AMS

We are currently subject to the informational requirements of the Securities Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly, and current reports, and proxy and information statements. You are advised to read this Form 10-Q in conjunction with the other reports, proxy statements, and other documents we file from time to time with the SEC. If you would like more information regarding AMS, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC’s website. The address of this website is http://www.sec.gov.

We also make all of our SEC filings, such as our annual, quarterly and current reports and proxy statements, available to the public free from charge on our website www.AmericanMedicalSystems.com. Our website is not intended to be, and is not, a part of this Quarterly Report on Form 10-Q. We place our SEC filings on our website on the same day as we file such material with the SEC. In addition, we will provide electronic or paper copies of our SEC filings (excluding exhibits) to any AMS stockholder free of charge upon receipt of a written request for any such filing. All requests for our SEC filings should be sent to the attention of Investor Relations at American Medical Systems, Inc., 10700 Bren Road West, Minnetonka, Minnesota 55343

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Hedging. We hedged a portion of our original $65.0 million variable rate term note, as required by our senior credit facility, by entering into an interest rate swap agreement in which we agreed to exchange, at specified intervals, the calculated difference between the fixed interest rate of the swap and the variable interest rate on a portion of our debt. This interest rate swap agreement expires June 30,

2003. We expect that pre-tax costs totaling approximately $1.2 million, which are recorded in other comprehensive income (loss) at September 28, 2002, and represent the difference between the fixed rate of the swap agreement and variable interest of the term note, will be recognized within the next twelve months as part of interest expense. At September 28, 2002, the fair value of the interest rate swap, based upon quoted market prices for contracts with similar maturities, was approximately $1.2 million.

Currency Fluctuation. Our operations outside of the United States are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at quarter-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity. Realized and unrealized gains and losses on foreign currency transactions are included in other income and expense below operating income. Pretax gains of approximately $204,000 were recognized in the first nine months of 2002 compared to pretax losses of approximately $17,000 in 2001.

Inflation. We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.

PART II. OTHER INFORMATION

Item 4. Controls and Procedures

a)	Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report on Form 10-Q, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

b)	Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

Item 6. Exhibits and Reports on Form 8-K

(a)	There are no exhibits to this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

No report on Form 8-K was filed by the Company during the quarter ended September 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS
HOLDINGS, INC.

October 28, 2002	By	/s/ Douglas W. Kohrs

Date		Douglas W. Kohrs
Chief Executive Officer

October 28, 2002	By	/s/ M. James Call

Date		M. James Call
Executive Vice President and Chief Financial
Officer and Principal Accounting Officer

CERTIFICATIONS

Certification by Chief Executive Officer

     I, Douglas W. Kohrs, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of American Medical Systems Holdings, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 28, 2002	By	/s/ Douglas W. Kohrs

Date		Douglas W. Kohrs
President and Chief Executive Officer

Certification by Chief Financial Officer

I, M. James Call, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of American Medical Systems Holdings, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 28, 2002	By	/s/ M. James Call

Date		M. James Call
Executive Vice President, Chief Financial
Officer and Secretary

The written statements of our Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report by correspondence to the Securities and Exchange Commission.