Form 10-K
period 2002-12-28
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2003-03-27
CIK 1114200

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 28, 2002	000-30733

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	41-1978822 (IRS Employer Identification No.)

10700 Bren Road West
Minnetonka, MN 55343
(Address of Principal Executive Offices, Including Zip Code)

Registrant’s Telephone Number, Including Area Code:

952-930-6000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

     As of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock of the registrant (based upon the closing price of the voting Common Stock as of that date as reported by The Nasdaq Stock Market and excluding shares beneficially owned by directors, executive officers, and affiliates of AMS) was approximately $413,541,253.

     As of March 20, 2003, 32,560,839 shares of Common Stock of the registrant were outstanding, of which 32,219,139 shares were voting Common Stock and 341,700 shares were non-voting Common Stock.

     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Annual Report) from the registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders to be held May 7, 2003 (the “2003 Proxy Statement”).

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

FORM 10-K

For the Fiscal Year Ended December 28, 2002

i

FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements not of historical fact may be considered forward-looking statements. Written words such as “may,” “expect,” “believe,” “anticipate,” or “estimate,” or other variations of these or similar words, identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause such material differences are identified in this Annual Report on Form 10-K beginning on page 10, and in the “Management Discussion and Analysis of Results of Operations and Financial Condition” beginning on page 14 of this Annual Report on Form 10-K. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.

PART I

ITEM 1. BUSINESS.

Overview

Since its inception in 1972, American Medical Systems has operated as a single business developing, manufacturing, and marketing medical devices to physicians who treat urological and gynecological disorders. These diseases affect approximately 160 million people worldwide, profoundly diminishing their quality of life and significantly impacting their relationships. We manufacture and market a broad and well-established line of proprietary products for erectile restoration; other men’s health needs, including products for incontinence, stricture, and prostate disease; and women’s health needs, including products for incontinence and other pelvic floor disorders. Our product development and acquisition strategy has focused on expanding our product offering and on adding less-invasive medical devices for surgeons and their patients. We estimate that nearly 18 million men and women are potential candidates for treatment with our products, although only a very small share of them ever seek treatment.

Our company was founded in 1972, and acquired by Pfizer Inc. in 1985. In September 1998, a group of investors led by Warburg, Pincus Equity Partners L.P. (WPEP) purchased the assets of the Company from Pfizer. We formed American Medical Systems Holdings Inc., our current holding company, in April 2000. In August 2000, we completed our initial public offering, selling 6.3 million shares or 22.6 percent of the post offering shares outstanding. In July 2001, we completed a secondary offering, selling an additional 3.5 million shares or 11.1 percent of the post offering shares outstanding. Since the IPO, WPEP has sold many of its shares, in the secondary offering and in the open market, and now owns approximately 30 percent of the shares outstanding.

We maintain a website at www.AmericanMedicalSystems.com. We are not including the information contained on our website as a part of, nor incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Markets and Products

Approximately 160 million men and women, 80 million of them in the United States, suffer from erectile dysfunction, incontinence, or other pelvic disorders. While we estimate that approximately 18 million of these people have a disorder severe enough to be potential candidates for treatment with our products, the lack of information about potential therapies and the general discomfort with discussing these disorders with others, including healthcare professionals, means that very few of those who could benefit from our products and procedures ever seek treatment. In recent years, the number of people seeking treatment for these disorders has grown with the publicity for new treatment alternatives, especially new drug therapies, but the portion seeking treatment remains relatively small. When patients do seek treatment, they generally begin with medical treatment rather than surgical treatment, regardless of the severity of the disease. Only if medical therapy is unsuccessful and the patient persists with seeking a cure, is surgery considered.

Erectile Restoration. These products represented $69.5 million, or 49 percent, of our 2002 net sales. Erectile dysfunction is the inability to achieve or maintain an erection sufficient for sexual intercourse, most often caused by vascular disease, or complications from diabetes, or prostate surgery which can damage both nerves and arteries necessary for erectile function. This disease can also be caused by spinal cord injury, and may have a psychogenic component. Erectile dysfunction may affect 100 million of men and their partners around the world. The primary treatment for erectile dysfunction is Viagra or a similar-acting drug. If these drugs do not work, the patient may try a vacuum device or a topical or injected drug before considering penile implants such as those we offer. If the patient elects to have implant surgery, the surgeon would replace the erectile tissues of the penis with a prosthesis which would provide sufficient rigidity for sexual intercourse.

We lead the penile implant market, with a series of semi-rigid malleable prostheses and a complete range of more naturally functioning inflatable prostheses, including the AMS 700 CX and Ultrex. In 2001, we began offering two significant improvements to our AMS 700 inflatable prostheses: (1) a parylene coating on certain internal surfaces of the prosthesis, to reduce friction and increase durability, and (2) our InhibiZone antibacterial surface treatment, to help reduce the risk of surgical infections. Physician preference for this new product, which carries a higher price than any of our untreated products, was a major contributor to our growth in 2002.

Since 2001, we have been developing a new inflatable prostheses control pump for patients with limited manual dexterity. While we had expected to have this product on the market in 2002, our initial clinical evaluations in 2002 suggested that the new control system was not a significant enough improvement over the existing system, which has a very high satisfaction rate, to justify a change at that time. These evaluations did, however, give us better information about how we could improve the existing control system, and we are working to make these changes as soon as we can complete testing and obtain necessary regulatory approvals. Given the regulatory pathway, we do not expect to have this product available for commercial distribution before the end of 2004.

Other Men’s Health. These products represented $42.0 million, or 29 percent, of our 2002 net sales. Approximately 7 million men suffer from urinary incontinence, the uncontrolled release of urine from the body. In men, this most often results from nerve and sphincter damage during prostate surgery. Male incontinence may be managed with a catheter and leg bag to collect the urine, or with pads and diapers to absorb the leaks. These measures are not ideal, as they come with recurring replacement product costs and the potential for infection and embarrassing leaks and odor.

Since 1972, when we introduced the Artificial Urinary Sphincter, we have been the world leader with surgical solutions for male incontinence. This fully enclosed system includes an inflatable urethral cuff to restrict flow through the urethra, and a control pump which allows the patient to discretely open the cuff when he wishes to urinate. Since 2000, we have also been selling the InVance sling system, which is a less invasive procedure for men with mild to moderate incontinence. This system uses technology which came with our 1999 acquisition of Influence Inc. to support the bulbous urethra and improve urinary control. Sales of these products, included in the men’s health total, were $35.9 million in 2002.

We also have products to relieve the restrictions on the normal flow of urine from the bladder caused by an enlarged prostate, generally the result of benign prostatic hyperplasia (BPH) or urethral strictures. Symptoms of these restrictions include increased urination frequency, sudden urges to urinate, and weak urine flow. Nearly 3 million men in the United States (70 percent of men over age 65) have severe BPH, most of whom find existing drug treatments acceptable. The conventional treatment for men requiring surgery is a transurethral resection of the prostate (TURP). We offer the Coaguloop resection electrode for this procedure, and the UroLume endoprostheis stent as a less invasive procedure for men who may not be good surgical candidates. Newer, less-invasive tissue ablation techniques such as lasers, RF energy needles, and microwave therapy are becoming increasingly available as alternatives to Urolume for BPH symptoms. These alternative BPH procedures are not used for relieving symptoms of urethral stricture, and we expect continuing growth in Urolume sales for this indication. In 1999, we acquired exclusive worldwide distribution rights for the ProstaJect system to inject ethanol or other medicaments to treat prostate disease. This therapy, currently in U.S. clinical trials, may prove to be more effective and less costly than any of the currently marketed minimally invasive procedures. Sales of these products, included in the Men’s Health total were $6.1 million in 2002.

Womens’ Health. These products represented $30.1 million, or 21 percent of 2002 sales. Over 16 million women in the United States suffer from urinary or fecal incontinence. These diseases can lead to debilitating medical and social problems, from embarrassment to anxiety and depression. There are three types of urinary incontinence: stress, urge, and mixed. Pads and diapers are often used to contain and absorb leaks, and may be acceptable for controlling mild incontinence; new drugs may be shown to be effective, especially for urge incontinence. Our products treat stress incontinence, which generally results from a weakening of the tissue surrounding the bladder, urethra, and bladder neck from pregnancy and childbirth. Pregnancy and childbirth trauma may also cause fecal incontinence, pelvic organ prolapse, and other pelvic floor disorders. Incontinence may be relieved through exercise to strengthen pelvic floor muscles, or the injection of collagen or some other bulking agent into the wall of the urethra, bladder neck, or sphincter and narrow the passage. Surgical solutions are generally recommended only if these therapies are not effective. Prolapse and other pelvic floor defects may be repaired with a variety of open, laparoscopic, and transvaginal surgeries.

We offer a broad range of systems to restore continence including the Artificial Urinary Sphincter, and the In-Fast, Sparc, and Monarc sling systems. This broad range allows the surgeon to select the procedure most appropriate to the individual patient’s symptoms and anatomy. With an In-Fast procedure, which we have been selling since acquiring Influence in 1999, the surgeon uses a transvaginal approach to support the urethra and bladder neck with a sling attached to the back of the pubis. During 2002, we introduced the In-Fast Ultra, with a new profile designed to allow better placement of the bone anchors which hold the support material in place. We introduced the Sparc procedure in 2001 as the first complete system to place a self-fixating, mid-urethral sling with a suprapubic approach. During 2002, we launched Sparc II, with several improvements in form and function. Since its introduction, Sparc has been the major sales driver in our products for women’s health. The Monarc procedure was introduced at the end of 2002, and uses unique helical needles to place a self-fixating, sub-fascial hammock through the transobturator foramina. This procedure may be done without disrupting the endopelvic fascia and is especially valuable for women who have scarring from previous abdominal surgery and are not good candidates for a Sparc procedure. We believe all of these products offer significant advantages over comparable competitive products. The Acticon neosphincter, an extension of our urine control technology, is used to cure severe fecal incontinence. We also offer InteGraft pelvic reconstructive materials and a growing number of surgical tools to repair bladder and other pelvic organ prolapse.

About 13 million American women suffer from excessive uterine bleeding, or menorrhagia. Menorrhagia is socially debilitating and causes anemia. Drug therapies are effective for some women, but most end up with a hysterectomy, approximately 150,000 (25 percent all hysterectomies) in the United States each year. Other procedures which have some efficacy include dilation and curettage to remove the endometrial tissue from the uterus, and several new techniques to destroy the endometrium with heat or cold. On December 30, 2002, two days after the close of our 2002 fiscal year, we acquired CryoGen Inc.

and its Her Option cryoablation therapy. This system uses a micro-processor-controlled probe to eliminate excessive menstrual bleeding by freezing the lining of the uterus and reducing its ability to regenerate. The procedure can be performed in the gynecologist’s office, allowing the woman to keep her uterus and normal hormonal levels, and avoids the hospital stay and recovery time associated with a hysterectomy. We believe that Her Option offers significant advantages over other therapies to the woman, her physician, and the healthcare system. These other therapies are, however, supported by more marketing resources and have a greater installed base of experienced users than CryoGen has. Further, this is our most significant venture into products used primarily by gynecologists rather than urologists. Our success with this product will depend on, among other things, our ability to quickly understand the needs of gynecologists, and build a marketing and sales organization to address those needs.

Sales and Marketing

We sell our products in the United States, Canada, Australia and most European countries through direct field representatives. We have nearly 100 employees in our U.S. sales force, and approximately 40 employees in our international sales force. Fifteen of our U.S. sales team call on gynecologists in relatively small geographical territories. All other U.S. sales personnel call on urologists and gynecologists. We have approximately 47 independent distributors who represent our products in other countries and account for less than 5 percent of our world-wide sales. Local market conditions, including the regulatory and competitive situation determine the type of products we sell in each market.

Our marketing people are responsible for understanding patient and physician needs, guiding new product development, and increasing the awareness, understanding, and preference for our products among physicians and patients.

Manufacturing and Supply

We use approximately 20,000 square feet of the recently acquired CryoGen facility in San Diego to manufacture the Her Option products. We use approximately 75,000 square feet of our facility in Minnetonka for manufacturing, warehousing, and distribution of nearly all other products and related components. In countries outside the U.S. where we have direct sales representation, we maintain warehouses to support local distribution.

Although many of the materials we purchase for our products are available from multiple sources, some materials are only supplied by a limited number of vendors. We purchase the silicone used in most of our implantable products from one supplier, the loss of which would have a material adverse effect on our sales and earnings. We procure a limited supply of human cadaveric dermis through two processors, and we have one supplier of porcine dermis.

We maintain a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance, and quality control test methods. Our documentation systems comply with appropriate FDA and ISO requirements.

We are currently operating with one manufacturing shift and have adequate physical capacity to serve our business operations for the foreseeable future. We do not have a back up facility, and the loss of either the Minnetonka or San Diego facility due to natural disaster or terrorist attack would have a material adverse effect on our sales, earnings, and financial condition.

Research and Development

We are committed to developing new products and improving our current products to provide physicians with better clinical outcomes through less invasive and more efficient products and procedures. Most of our research and development activities are carried out in our Minnetonka facility, although we work with physicians, research hospitals, and universities around the world. Product development for Her Option and other cryoablation opportunities is conducted in San Diego. None of this work is funded by customers or other outside institutions. Many of the ideas for new and improved products come from a global network of leading physicians, who also work with us in evaluating new concepts in conducting clinical trials to gain regulatory approvals. The development process for any new product can range from several months to several years, primarily depending on the regulatory pathway required for approval. We spent $12.2 million in 2000, and $11.9 million in 2001 and 2002, on research and development activities.

Competition

Competition in the medical device industry is intense and is characterized by extensive research efforts and rapid technological progress. The primary competitive factors include clinical outcomes, distribution capabilities, and price relative to competitive technologies and payments to physicians and hospitals for their services. Many of our competitors have greater resources to develop and market products, broader distribution resources, and potentially higher economies of scale than we do. Our competitive capability depends on our ability to develop new products and innovative procedures, obtain regulatory clearance and ensure regulatory compliance for our products, assist our customers to obtain reimbursement, protect the proprietary technology of our products and manufacturing process, and maintain and develop preference for our products among physicians and patients. All of these abilities require recruiting, retaining, and developing skilled and dedicated employees, and maintaining and developing excellent relationships with physicians and suppliers.

Our principal competitors in the erectile restoration market include pharmaceutical companies such as Pfizer, which makes Viagra, and Mentor Corporation, which also makes penile prostheses. Principal competitors in other men’s health, primarily for treating BPH, include drug manufacturers and other minimally-invasive treatment suppliers such as Medtronic, Urologix, and Johnson & Johnson. Our principal competitors for women’s health products include, for treating menorrhagia, Boston Scientific, Johnson & Johnson, and Novacept, and, for other products, Boston Scientific, C.R. Bard, and Johnson & Johnson.

Our competitors also include medical schools and other public and private research hospitals that continue to conduct research, seek patent protection, and establish arrangements for commercializing products in this market which will compete with our products.

Patents and Intellectual Property

We rely on patents, trade secrets, know-how, continuing technical innovations, and various licensing agreements to protect and build our competitive position. We have numerous issued U.S. patents and numerous corresponding international patents covering various aspects of our technology. We also have U.S. and international patent applications pending. We review third party products and patents to protect our rights, and to avoid infringing the legitimate rights of others.

We file patent applications to protect technology, inventions, and improvements that we consider important, but we cannot be sure our applications will be granted, or that, if granted, the patents will provide competitive advantages for our products, or that our competitors will not challenge or circumvent these patent rights. We could incur substantial costs in defending out patents or in protecting our activities from the patent claims of others, even though we do not believe that any of our products infringe any valid claims of patents or other proprietary rights held by third parties, and even if we were ultimately successful in defending the claim. If our products were found to infringe any third-party right, we could be required to pay significant damages or license fees to the third party or cease production and sale of the infringing product.

Government Regulation

Numerous governmental authorities, principally the FDA and comparable foreign regulatory agencies, regulate the development, testing, manufacturing, labeling, marketing, and distribution of our products.

Generally, before we can market a new medical device, we must obtain marketing clearance through a 510(k) premarket notification, approval of a premarket approval application, or PMA, or approval of product development protocol, or PDP. A PMA or PDP application must be submitted if a proposed device does not qualify for a 510(k) premarket clearance procedure. It generally takes several months from the date of a 510(k) submission to obtain clearance, and it may take longer, particularly if a clinical trial is required. The PMA and PDP process can be expensive, uncertain, require detailed and comprehensive data, and generally takes significantly longer than the 510(k) process.

If human clinical trials of a device are required, either for a 510(k) submission or a PMA application, the sponsor of the trial, usually the manufacturer or the distributor of the device, must file an investigational device exemption (IDE) application prior to commencing human clinical trials. The FDA may not approve the IDE and, even if it is approved, the FDA may not accept that the data derived from the studies support the safety and efficacy of the device or warrant the continuation of clinical trials.

Our core implantable products have been approved through the PMA or PDP application process. Most of our other products are approved through the 510(k) pre-marketing notification process. We have conducted clinical trials to support many of our regulatory approvals.

The FDA and international regulatory authorities also periodically inspect our company to assure compliance with applicable quality system regulations. We must comply with the host of regulatory requirements that apply to medical devices marketed in the United States and internationally. If we fail to comply with these regulatory requirements, which are subject to change, our business, financial condition, and results of operations could be significantly harmed.

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

Third-Party Reimbursement

Most of our products are purchased by hospitals which are reimbursed for their services by third-party payers including Medicare, Medicaid, comparable foreign agencies, private health care insurance, and managed care plans. The reimbursement environment facing our customers varies widely, as do our customers’ systems for dealing with such variation. We support the efforts of our customers to obtain appropriate reimbursement by providing them with the information necessary to align the utilization of our products with procedures for which reimbursement is established. We believe our support of customer reimbursement efforts is critical to the ongoing acceptance and success of our products.

Many third-party payers (including Medicare, Medicaid, and other large, influential payers) are seeking to reduce their costs by denying coverage for certain procedures, including new procedures for which efficacy has not yet been well established, or reimbursing at rates which do not cover the full cost of procedures. These activities may be particularly detrimental to AMS because our products treat quality-of-life conditions rather than life-threatening conditions and we are developing new products, which may not find market acceptance because of delays in third-party payer acceptance of the medical value of the new procedures. The reimbursement rates for several procedures that use our products have been reduced over the last few years and it is likely that this trend will continue.

We are not able to determine what effect, if any, the Medicare reimbursement changes discussed above have had on our revenues. We believe the average age of patients receiving our products is less than 60 and, therefore, a significant portion of our revenues are not directly affected by Medicare reimbursement trends. Further, we believe the amount that hospitals pay medical device suppliers is not always tied directly to Medicare reimbursement rates. Hospitals may consider the total volume generated by a particular surgical specialty or practice and compensate suppliers at rates higher than Medicare reimbursement rates for particular procedures to maintain volumes on other procedures performed by that specialty. Finally, Medicare reimbursement rates are affected by regional variations and, for inpatient procedures, by disease severity factors, making the correlation between national reimbursement rate adjustments and our sales and pricing less than clear. For example, while Medicare reimbursement for hospital-based outpatient surgical procedures using our inflatable penile prostheses for erectile restoration, including the "pass-through" payment for our device, decreased approximately 32 percent from 2001 to 2002, U.S. sales of products used in these surgeries increased 18 percent. (For 2003, reimbursement for these procedures, including the payment for our device, has decreased 9 percent.) Ultimately, we cannot predict the frequency or severity of future reimbursement reductions and such future reductions, if they occur, could have a material adverse effect on our revenue growth rates and profitability.

Employees

As of February 28, 2003, we employed 576 people in the following areas: 105 in manufacturing, 238 in sales and marketing, 77 in administration, 53 in regulatory, clinical and quality assurance, and 48 in research and development. We do not have any active organized labor unions. We believe we have an excellent relationship with our employees.

Financial Information about Geographic Areas

See Note 10 of our financial statements on page F-17 of this Annual Report on Form 10-K for the information about geographic areas.

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

Continued Physician Use and Endorsement of our Products

In order for us to sell our products, physicians must recommend and endorse them. We may not obtain the necessary recommendations or endorsements from physicians. Many of the products we acquired or are developing are based on new treatment methods. Acceptance of our products is dependent on educating the medical community as to the distinctive characteristics, perceived benefits, clinical efficacy and cost-effectiveness of our products compared to competitive products, and on training physicians in the proper application of our products. In particular, at the end of 2002, we introduced the Monarc sub-fascial hammock for urinary incontinence, and with the acquisition of CryoGen Inc., the Her Option therapy for excessive uterine bleeding. We believe both of these products address major market opportunities, and we have committed significant marketing and selling resources to making this therapy available to physicians and their patients. If we are unsuccessful in marketing either of them, our sales and earnings may be below expectations.

Successful Introduction of New Products and Product Improvements

As part of our growth strategy, we intend to introduce a number of new products and product improvements. If we do not timely introduce these new products and product improvements, or they are not well-accepted by the market, our growth will suffer.

Continued Use of Non-Invasive Treatment Alternatives

We predominantly sell devices and kits for invasive or minimally invasive surgical procedures. If patients do not accept our products, our sales may decline. Patient acceptance of our products depends on a number of factors, including the failure of non-invasive therapies, the degree of invasiveness involved in the procedures using our products, the rate and severity of complications from the procedures using our products and other adverse side effects from the procedures using our products. Patients are more likely first to consider non-invasive alternatives to treat their urological disorders. The introduction of new oral medications or other less-invasive therapies may cause our sales to decline.

Actions Related to Reimbursement for our Products

Our revenues depend largely on U.S. and O.U.S. government health care programs and private health insurers reimbursing patients’ medical expenses. Physicians, hospitals, and other health care providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payors for the cost of procedures using our products.

Effective January 1, 2003, the Centers for Medicare and Medicaid Services again reduced the hospital payment rates for certain procedures in which our products are used. We do not believe these reductions will have a material adverse effect on our sales or earnings in 2003, but we cannot assure you that hospitals which treat Medicare and Medicaid patients will not prohibit physicians from performing procedures which use our products. If any hospital were to prohibit these procedures, sales of our products would decline unless physicians who had been performing these procedures in that hospital were able to obtain surgical privileges in other hospitals which did allow these procedures. Further, changes in the relative reimbursement rates for different products may cause hospitals to encourage physicians to use lower cost products from our product lines, thereby having a material adverse effect on our sales and earnings. For a fuller discussion of these changes, please see “Business-Third Party Reimbursement”.

Costs of Physician Malpractice Insurance

Most of our products are used by physicians who are required to maintain certain levels of medical malpractice insurance to maintain their hospital privileges. As the cost of this insurance increases, certain physicians who have used our products to treat their patients may stop performing surgeries. Unless these patients who would have been treated by these physicians are referred to other physicians, sales of our products will decline.

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

Increased Supply of Sling Material

In the past we have provided human cadaveric dermis as a service in conjunction with the sale of our sling procedure kits for urinary incontinence. Currently, the supply of human tissue is not sufficient to meet demand, and during 2002 sales of our sling procedure kits which require human tissue declined. We are supplying porcine dermis that can be used with our sling procedure kits and are developing new sources of supply for human dermis, but we cannot assure you that these supplies will be sufficient to meet our customers’ demands and sales of certain sling procedure kits may continue to decline.

Product Liability Lawsuits

The manufacture and sale of medical devices exposes us to significant risk of product liability claims. In the past, we have had a number of product liability claims relating to our products. In the future, we may be subject to additional product liability claims, some of which may have a negative impact on our business. Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues, or heightened regulatory scrutiny that would warrant a recall of some of our products. Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we might incur. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer. In addition, a recall of some of our products, whether or not the result of a product liability claim, could result in significant costs to us.

Acquisition Integration

On December 30, 2002, we acquired CryoGen Inc., which we are maintaining as a San Diego-based subsidiary with full responsibility for product development and manufacturing of all components and final assembly and testing of all of the components for the Her Option system for endometrial ablation, including product enhancements and new products based on CryoGen technologies. Failure to retain and develop the CryoGen workforce, or establish and maintain appropriate communications, performance expectations, regulatory compliance procedures, accounting controls, and reporting procedures could adversely affect our future sales and earnings.

Seasonality

Our business is seasonal, with the third quarter of each year typically having the lowest sales and earnings, and fourth quarter of each year typically having the highest sales and earnings. There can be no assurance that future seasonal fluctuations will not vary from this pattern or that these or other variations will not adversely affect our business and results of operations.

ITEM 2. PROPERTIES.

Our corporate headquarters, main warehouse and manufacturing operations are located in a 180,000 square foot building we own in Minnetonka, Minnesota. The manufacturing operations at this location include sufficient capacity to expand production of our current products.

We lease a 26,000 square foot office and manufacturing facility in San Diego, California for Her Option therapy products. The manufacturing operations at this location include sufficient capacity to expand production.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 28, 2002.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

Our executive officers, with their ages and biographical information as of March 7, 2003, are as follows:

Name	Age	Title

Douglas W. Kohrs	45	President, Chief Executive Officer and Director
M. James Call	57	Executive Vice President, Chief Financial Officer and Secretary
Janet L. Dick	46	Vice President, Human Resources
Martin J. Emerson	39	Executive Vice President, Global Sales and Marketing
Richard J. Faleschini	56	Vice President and General Manager, Cryogen
Lawrence W. Getlin	57	Vice President, Regulatory, Medical Affairs and Quality Systems
Ross A. Longhini	41	Executive Vice President, Chief Technology Officer

Douglas W. Kohrs has served as our President, Chief Executive Officer and one of our directors since April 1999. Mr. Kohrs has 20 years of experience in the medical device industry, most recently as general manager of Sulzer Spine-Tech, Inc. from May 1998 to April 1999. Mr. Kohrs was part of the founding team at Spine-Tech when it was formed in 1991 to develop and commercialize the BAK spinal fusion cage, a novel implantable device to improve the surgical treatment of degenerative disc disease. Mr. Kohrs also served as Vice President of Research and Development and Vice President of Marketing during his tenure at Spine-Tech. Mr. Kohrs currently serves as a director of Disc Dynamics, Inc. and Pioneer Surgical Technologies, both of which are privately-held companies, and Kyphon, Inc., which is publicly-held company engaged in orthopedic medical devices.

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

Janet L. Dick has served as our Vice President, Human Resources since 1996. Overall, Ms. Dick has spent almost 18 years in positions of increasing responsibility within our human resources department and Schneider’s human resources department, both of which were divisions of Pfizer at the time.

Martin J. Emerson has served as our Executive Vice President, Global Sales and Marketing since January 2003. From June 2000 through December 2002, he served as our Vice President and General Manager of International. Mr. Emerson has 17 years experience in the medical device field in finance and general management capacities. From September 1998 to February 2000, he served as General Manager and Finance Director for Boston Scientific Corporation in Singapore. Also in Singapore, he was Vice President and Regional Financial Officer with MasterCard International from April 1997 to September 1998. Mr. Emerson’s earlier experience was with Baxter International from June 1985 to March 1998 most recently holding the position of Vice President Finance — Hospital Business, Brussels, from September 1995 to April 1997.

Richard J. Faleschini has served as our Vice President and General Manager, Cryogen since January 2003. From November 1999 through December 2002, he served as our Vice President, Sales and Marketing. Mr. Faleschini has over 23 years experience in medical device sales, marketing and general management. From July 1995 to August 1999, he served in various executive positions at Medtronic, Inc. with responsibilities for several sectors of its cardiovascular businesses, including coronary stents, most recently as Vice President, U.S. Cardiovascular Health Care Systems Marketing.

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

Ross A. Longhini has served as our Executive Vice President, Chief Technology Officer since January 2003. Mr. Longhini has 20 years of experience in the field of medical device product development. From 1998 to 2002, he served in various management positions in Sulzer Spine-Tech of Minnesota including Vice President, Research and Development, Clinical & Regulatory. From 1991 to 1998, he worked at I.V. Infusion Therapy of Minnesota which was sold to Gaseby in 1996 then purchased by Smiths Medical Systems in 1997, and from 1983 to 1991, he worked at 3M Dental Products and contributed to the rapid growth of the division.

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

	High	Low

Fiscal Year 2002:
First Quarter	$24.54	$18.20
Second Quarter	$24.56	$20.06
Third Quarter	$22.91	$15.62
Fourth Quarter	$21.01	$13.08

	High	Low

Fiscal Year 2001:
First Quarter	$14.50	$8.25
Second Quarter	$17.48	$7.50
Third Quarter	$21.85	$15.04
Fourth Quarter	$21.15	$16.07

Holders

As of March 7, 2003, there were approximately 87 shareholders of record and an estimated 2,400 beneficial stockholders.

Dividends

We have never declared or paid cash dividends. We intend to retain all future earnings for the operation and expansion of our business. We do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. In addition, our current senior credit facility prohibits us from paying you any cash dividends without out lenders’ consent.

ITEM 6. SELECTED FINANCIAL DATA.

	Combined	Consolidated American Medical Systems Holdings, Inc
	Predecessor
	Period from	Period from
	Jan. 1, 1998	Sept. 11	Year end
Statement of Operations Data:	to Sept. 10,	to Dec. 31,
(in thousands, except per share data)	1998	1998	1999	2000	2001	2002

Net sales	$54,615	$23,115	$81,353	$100,317	$117,938	141,648
Operating expenses:
Cost of sales (1)	14,050	15,551	31,419	21,891	23,140	24,605
Marketing and sales	18,486	8,261	30,400	39,277	44,931	50,152
General and administrative	19,846	1,951	7,889	12,128	12,047	13,186
Research and development	10,177	2,884	9,552	12,225	11,899	11,858
Transition and reorganization	—	2,517	3,000	1,000	1,000	—
Amortization of intangibles	19	965	4,260	8,360	9,374	3,775
In-process research and development	—	—	7,354	—	—	—

Total operating expenses	62,578	32,129	93,874	94,881	102,391	103,576

Operating income (loss)	(7,963)	(9,014)	(12,521)	5,436	15,547	38,072
Royalty and other income (expense)	(155)	180	4,205	2,928	(213)	4,172
Interest income (expense)	—	(1,672)	(6,873)	(6,943)	(2,932)	(1,628)

Income (loss) before income taxes	(8,118)	(10,506)	(15,189)	1,421	12,402	40,616
Income tax benefit (expense)	3,241	4,024	5,340	(1,369)	(5,872)	(15,730)

Net income (loss)	$(4,877)	$(6,482)	$(9,849)	$52	$6,530	$24,886

Net income per share — basic (2)				$0.00	$0.22	$0.77
Net income per share — diluted (2)				$0.00	$0.20	$0.73

(1)	In connection with the Company’s acquisition from Pfizer, Inc., inventories were recorded at fair market value on the date of acquisition. This accounting treatment required a $21.8 million write-up of inventories above costs. The write-up was charged to cost of sales over the following six months as the acquired inventory was sold. Cost of sales were charged $10.2 million in the period from September 11 to December 31, 1998, and $11.6 million in the first quarter of 1999 related to this fair market value cost adjustment.

(2)	No net income per share is presented during the period from January 1 through September 10, 1998, the period from September 11 through December 31, 1998, and fiscal year 1999, because no shares of common stock were outstanding.

Balance Sheet Data:
(in thousands)	1998	1999	2000	2001	2002

Cash and cash equivalents	$2,808	$6,940	$12,165	$28,755	$79,429
Working capital	26,193	5,844	22,068	50,908	97,286
Total assets	155,600	179,008	181,262	235,151	251,645
Long-term liabilities	95,000	95,821	38,980	25,884	18,860
Redeemable preferred stock	40,981	67,465	—	—	—
Stockholders’ equity (deficit)	(7,908)	(21,836)	109,523	174,087	204,262

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

Critical Accounting Policies and Estimates

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management’s discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgements that affect (1) the reported amounts of assets, liabilities, revenues, and expenses and (2) the related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates, including but not limited to, those related to accounts receivable and sales return obligations, inventories, long-lived assets, warranty, legal contingencies, and income taxes. The critical accounting policies that are most important in fully understanding and evaluating the financial condition and results of operations are discussed below.

Revenue Recognition Policy. A significant portion of our revenue is generated from inventory temporarily loaned to customers or from consigned inventory maintained at hospitals or with field representatives. In these situations, revenue is recognized at the time that the product has been implanted or used. In all other instances, revenue is recognized at the time product is shipped, net of allowances for estimated returns.

Allowance for Doubtful Accounts and Other Accounts Receivable Related Valuation Accounts. We maintain an allowance for doubtful accounts and sales returns, that are calculated using subjective judgments and estimates to establish these valuation accounts. Different judgements could have material variances in the amount and timing of our reported results for any period. In addition, actual results could be different from current estimates, possibly resulting in increased future charges to earnings.

An allowance for doubtful accounts is maintained for all individual accounts receivable that we believe are unlikely to be collected. For all other accounts receivable, an allowance for doubtful accounts based on the age of receivable balances is recorded. At December 28, 2002, the allowance for doubtful accounts was $1.0 million compared to $.8 million at December 29, 2001. As a percentage of total accounts receivable, the allowance was 3.4% at December 2002 compared to 3.1% at December 2001.

We maintain an allowance for returns based on historical and current trends in product returns. At December 28, 2002, this allowance was $.4 million compared to $.5 million at December 29, 2001.

Inventory Valuation. Inventories are recorded at the lower of manufacturing cost or net realizable value. Each quarter, we evaluate our inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical loss trends, expected product lives, sales levels by product and projections of future sales demand. Inventories that are considered obsolete are written off. In addition, an allowance for inventory quantities in excess of forecasted demand is recorded. Inventory allowances were $2.7 million at December 28, 2002 and December 29, 2001. If future demand or market conditions are less favorable than current estimates, additional inventory adjustments would be required and would adversely affect income in the period the adjustment is made. As a percentage of total inventories, the allowance was 16.9% at December 28, 2002 compared to 16.2% at December 29, 2001.

Warranty Accrual / Allowance. We warrant all of our products to be free from manufacturing defects. In addition, if a product fails, we provide replacement prostheses at substantial discounts from its list price. We maintain a warranty allowance to cover the cost of these replacements. To recognize this liability, we record the expected costs of warranty-related claims when products are sold. The amount of the accrued warranty allowance is the estimate of the expected future cost of honoring our warranty obligation. Factors influencing this estimate include historical claim rates, changes in product performance, the frequency of use by the patient, and the patient’s performance expectations. Product reliability is a function of raw material properties, manufacturing processes, and surgical technique. During 2002, we noted a significant decrease in warranty claims. With further investigation, we concluded that this decrease is primarily the result of recent product improvements and customers preferring enhanced, newer generation products rather than a replacement of their original prosthesis. Because we expect these trends to affect warranty claims for the foreseeable future, a determination that the warranty allowance should be reduced by approximately $2.9 million was made. This adjustment has been recorded as a reduction to cost of goods sold and as an increase reported operating income and net income. At December 28, 2002, our allowance for estimated future warranty costs was $4.5 million compared to $7.6 million at December 29, 2001. If we experience further changes in any of the factors that influence this estimate, we may make additional adjustments to this accrual.

Legal Liability Accrual. Each quarter, we estimate the uninsured portion of legal representation and settlement costs of possible future product liability. This evaluation consists of reviewing historical claims costs as well as assessing future trends in medical device liability cases. Social and political factors, as well as surgeon and medical facility responsibility, make litigation costs hard to predict. Accruals for future litigation costs were $1.1 million on December 28, 2002 compared to $1.5 million at December 29, 2001. If, in the future, we determine that this accrual is inadequate, the adjustment would reduce reported income in the period the adjustment is recorded.

Income Taxes. In the preparation of the consolidated financial statements, income taxes in each of the jurisdictions in which we operate are estimated. This process involves estimating actual current tax exposures and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.

We have significant amounts of deferred tax assets that are reviewed for recoverability and then valued accordingly. An evaluation on the realizability of the deferred tax assets is made on a quarterly and yearly basis as well as an assessment for the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income, and the impact of tax planning strategies. We record a valuation allowance to reduce deferred tax assets when we believe all or part of our deferred tax assets will not be realized.

A valuation allowance of $0.7 million is maintained to offset tax loss carry forwards created in a foreign jurisdiction, which, if subsequently recognized, would be allocated to goodwill. No other allowances against net deferred tax assets are maintained at December 28, 2002. If a determination that we would not realize all or part of the deferred tax assets, an adjustment to the deferred tax asset valuation allowance and a charge to income in the period of the determination would be made.

Overview

We manufacture and market a broad and well-established line of proprietary surgical products directly to urologists and gynecologists focusing on four major urological and gynecological disorders: incontinence and other pelvic floor disorders, erectile dysfunction, and prostate disease. We focus on expanding our product offering and adding less-invasive medical devices for urological and gynecological disorders through product development and acquisitions.

Effective January 1, 2001, we changed our fiscal year end from a calendar year ending on December 31 to a 52 or 53-week fiscal year ending on the Saturday nearest December 31. Accordingly, fiscal years 2000, 2001, and 2002 ended on December 31, 2000, December 29, 2001, and December 28, 2002. Our next fiscal year will be a 53-week year and will end on January 3, 2004. Fiscal years are identified in this report according to the calendar year in which they end. For example, the fiscal year ended December 28, 2002 is alternatively referred to as “fiscal 2002” or “2002”.

On December 30, 2002, two days after the end of the 2002 fiscal year, we acquired CryoGen Inc. Accordingly, the following discussion does not include CyroGen operations.

Results of Operations

The following is a discussion of the results of our operations and financial condition for fiscal 2000 compared to fiscal 2001 and fiscal 2001 compared to fiscal 2002.

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

The following table compares net sales of our product lines between 2000 and 2001 and between 2001 and 2002.

			Increase				Increase
(thousands)	2000	2001	(Decrease)%		2001	2002	(Decrease)%

Erectile restoration	$51,285	$59,230	$7,945	15.5%	$59,230	$69,553	$10,323	17.4%
Men’ Health
Male urinary control	26,343	31,369	5,026	19.1%	31,369	35,980	4,611	14.7%
Other	6,588	7,100	512	7.8%	7,100	6,065	(1,035)	-14.6%
Women’s health	16,101	20,239	4,138	25.7%	20,239	30,050	9,811	48.5%

Total	$100,317	$117,938	$17,621	17.6%	$117,938	$141,648	$23,710	20.1%

Sales within United States	81,670	97,069	$15,399	18.9%	97,069	116,522	$19,453	20.0%
Sales outside United States	18,647	20,869	2,222	11.9%	20,869	25,126	4,257	20.4%

Total	$100,317	$117,938	$17,621	17.6%	$117,938	$141,648	$23,710	20.1%

During 2001, the 15.5% increase in erectile restoration sales was primarily due to a shift to our new InhibiZone antibiotic coated penile implant which was released in the U.S. during the second quarter of 2001. The 19.1% increase in male urinary control sales was due to a combination of unit increases, especially in the InVance male sling system, and price and unit increases on the AMS 800 Artificial Urinary Sphincter. The 25.7% increase in sales of women’s health products was primarily due to sales of

SPARC, a suprapubic mid-urethral sling system which we released internationally in the second quarter of 2001 and in the U.S. in the third quarter of 2001. The 7.8% increase in other men's health sales was due to sales of Prostaject, an ethanol injection system for the treatment of BPH.

During 2002, approximately half of the 17.4% increase in erectile restoration sales was due to a continued shift to the InhibiZone antibiotic coated penile implant introduced in 2001 and price increases. We plan to release InhibiZone to international markets during the second quarter of 2003. The 14.7% increase in male urinary control sales was due to a combination of unit increases, especially in the InVance male sling system, and price increases on the AMS 800 Artificial Urinary Sphincter. The 48.5% increase in women’s health sales is attributable to greater unit sales of SPARC. The 14.6% decrease in other men's health sales was due to lower unit sales partially offset by a price increase.

The following table compares the dollar and percentage change in the Statement of Operations between 2000 and 2001 and between 2001 and 2002.

			Increase				Increase
(thousands)	2000	2001	(Decrease)%		2001	2002	(Decrease)%

Net sales	$100,317	$117,938	$17,621	17.6%	$117,938	$141,648	$23,710	20.1%
Operating expenses:
Cost of sales	21,891	23,140	1,249	5.7%	23,140	24,605	1,465	6.3%
Marketing and sales	39,277	44,931	5,654	14.4%	44,931	50,152	5,221	11.6%
General and administrative	12,128	12,047	(81)	-0.7%	12,047	13,186	1,139	9.5%
Research and development	12,225	11,899	(326)	-2.7%	11,899	11,858	(41)	-0.3%
Transition and reorganization	1,000	1,000	—	0.0%	1,000	—	(1,000)	-100.0%
Amortization of intangibles	8,360	9,374	1,014	12.1%	9,374	3,775	(5,599)	-59.7%

Total operating expenses	94,881	102,391	7,510	7.9%	102,391	103,576	1,185	1.2%
Operating income	5,436	15,547	10,111	186.0%	15,547	38,072	22,525	144.9%
Royalty income	2,928	2,926	(2)	-0.1%	2,926	3,032	106	3.6%
Other income (expense)	—	(3,139)	(3,139)		(3,139)	1,140	4,279	—
Interest income	427	881	454	106.3%	881	1,130	249	28.3%
Interest expense	(7,370)	(3,813)	(3,557)	-48.3%	(3,813)	(2,758)	(1,055)	-27.7%

Income before income taxes	1,421	12,402	10,981	772.8%	12,402	40,616	28,214	227.5%
Income tax expense	1,369	5,872	4,503	328.9%	5,872	15,730	9,858	167.9%

Net income	$52	$6,530	$6,478	12457.7%	$6,530	$24,886	$18,356	281.1%

The following table shows the Statement of Operations as a percentage of net sales for 2000, 2001, and 2002.

(thousands)	2000	2001	2002

Net sales	100.0%	100.0%	100.0%
Operating expenses:
Cost of sales	21.8%	19.6%	17.4%
Marketing and sales	39.2%	38.1%	35.4%
General and administrative	12.1%	10.3%	9.3%
Research and development	12.2%	10.1%	8.4%
Transition and reorganization	1.0%	0.8%	0.0%
Amortization of intangibles	8.3%	7.9%	2.7%

Total operating expenses	94.6%	86.9%	73.1%
Operating income	5.4%	13.1%	26.9%
Royalty income	2.9%	2.5%	2.1%
Other income (expense)	0.0%	-2.6%	0.8%
Interest income	0.4%	0.7%	0.8%
Interest expense	-7.3%	-3.2%	-1.9%

Income before income taxes	1.4%	10.5%	28.7%
Income tax expense	1.4%	5.0%	11.1%

Net income	0.1%	5.5%	17.6%

Cost of sales. Recent cost of sales trends have benefited from greater spreading of fixed overhead costs over higher manufacturing volumes. During 2002, we noted a significant decrease in warranty claims. With further investigation, we concluded that this decrease is primarily the result of recent product improvements and customers preferring enhanced, newer generation products rather than a replacement of their original prosthesis. This change resulted in a $2.9 million reduction in the allowance for future warranty claims. This change in estimate was recorded as a reduction in cost of sales during 2002. Without this change in estimate, cost of sales during 2002 would have been $27.5 million, or 19.4% of sales. Operating income would have been $35.2 million, and net income would have been $23.1 million, or $.68 per diluted earnings per share. See Critical Accounting Policies and Estimates for further details.

Marketing and sales. Although decreasing as a percentage of sales, cost increases for 2001 and 2002 resulted from higher employee and commission expenses to support higher sales and new product rollout costs. A significant portion of this increase built international infrastructure leading to increased international sales in 2002. In the future, we expect marketing and selling costs to increase as sales increase, but decrease as a percentage of sales.

General and administrative. Cost increases in 2002 compared to 2001 were primarily due to professional fees and services, recruiting and relocation costs, and corporate insurance, partially offset by a $0.6 million savings due to the closing of our Israeli manufacturing facility during 2001. We expect spending in general and administrative to increase in 2003 compared to 2002 at a percentage less than our sales growth.

Research and development. Research and development includes costs to develop and improve current and possible future products and the costs for regulatory and clinical activities for these products. Cost increases during 2001 and 2002 in clinical studies and product development costs were more than offset by the savings of $0.4 million and $0.7 million due to the closing of our Israeli R&D facility during 2001. We expect total spending in research and development to increase in

2003 compared to 2002 and, longer term, to be in the range of 8 to 10 percent of net sales. In addition, costs in this area could vary as a result of spending on purchased technologies as new opportunities are discovered.

Transition and reorganization. During 2000 and 2001, assessments were completed of management personnel needs and transition and reorganization costs of $1.0 million were recorded for employee termination costs.

Amortization of intangibles. The increase in amortization of intangibles in 2001 compared to 2000 is attributable to milestone payments and contingent purchase price payments following the Influence acquisition. Cost decreases in 2002 compared to 2001 are attributable to the Company’s adoption on December 30, 2001, of SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized. For a fuller description of this change and its impact on financial results, see Notes to Consolidated Financial Statements.

Royalty income. We license our stent delivery technology for medical use outside of the urology field. All royalty income is from this license.

Other income(expense). Other expense in 2001 includes the receipt of a non-recurring payment of $0.4 million representing reimbursement to resolve a quality issue with a supplier netted against a $3.4 million write-off relating to an investment in Collagenesis Corporation and certain equipment related to the investment.

On January 1, 2002, we terminated the AMS Retirement Annuity. In conjunction with this termination, we made a settlement contribution to the pension trust of approximately $5.8 million and recorded as other income in 2002 a gain on pension plan termination of $0.7 million.

Substantially all of the remainder of other income and expense relates to exchange gains and losses resulting from the weakening and strengthening of foreign currencies, mainly the Euro, against the U.S. dollar and relate to translating foreign denominated inter-company receivables to current rates.

Interest income and interest expense. Interest income was higher in 2001 than in 2000 due to the investments of the proceeds of a follow-on public offering completed in July 2001. During 2002, interest income was higher as these proceeds were invested for the full year versus a partial year in 2001.

Interest expense was lower in 2001 than in 2000 as average borrowings under notes payable were approximately $37 million lower. Interest expense decreased further in 2002 as average borrowings again declined by approximately $5 million.

Income tax expense. As part of our adoption of Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets", we no longer record goodwill amortization that previously had been a permanent non-deductible expense. In 2000 and 2001, the total of this non-deductible amortization was approximately $1.1 million and $1.9 million. If the new rules that were adopted in 2002 were in place in 2001, the effective tax rate in 2001 would have been approximately 41%. Effective tax rate comparisons for 2000 are not meaningful as permanent non-deductible expenses were abnormally high in comparison to pretax income.

Net income. Increases in net income in 2001 and 2002 resulted from the increase in sales while maintaining control over operating costs, the change in accounting for amortization of goodwill, and the reduction in the allowance for future warranty claims, all of which are described above.

Liquidity and Capital Resources

Cash and cash equivalents plus investments in short-term and long-term marketable securities were $79.4 million as of December 28, 2002, compared to $56.6 million as of December 29, 2001. This increase is due to cash provided from operations plus cash flows from investing and financing activities.

Cash flows from operating activities. During 2000, net income plus the non-cash expenses of depreciation and amortization of intangibles totaled $12.1 million compared to $19.8 million in 2001 and $32.6 million in 2002. During 2000, accounts payable and accrued expenses decreased $4.8 million as accrued acquisition expenses, mostly relating to the Influence acquisition, and transition and reorganization expenses incurred in 1999, were paid. During 2001, we incurred a non-cash expense of $0.7 million due to the acceleration of stock option vesting for a terminated employee and a non-cash expense of $3.4 million related to the write-off of an investment in Collagenesis. In addition, we built inventories by approximately $4.3 million to support new products. During 2002, we made a $5.8 million pension plan termination payment and realized a $2.9 million non-cash gain on the reduction in the allowance for warranty claims. Both of these items are reflected in a reduction of accrued expense.

Cash flows from investing activities. During 2000 and 2001, we made milestone and contingent purchase price payments relating to the Influence acquisition totaling $3.7 million and $11.5 million. During 2000, we paid the second $1.0 million installment related to a patent purchase and $1.6 million in up-front financing fees on our senior credit facility. During 2001 and 2002 we made investments of $1.5 million and $1.0 million in InjecTx. In 2001 we acquired worldwide distribution rights to distribute DermMatrix, a porcine dermis graft material used in sling and pelvic prolapse procedures, for an initial payment of $1.5 million and another $1.0 million in 2002. During 2001, we made a $3.0 million investment in Collagenesis Corporation.

Cash flows from financing activities. We have a senior credit facility, which consists of term debt and a $15 million revolving line of credit. The senior credit facility expires in March 2006. This facility is secured by substantially all of our assets, and contains restrictions concerning the payment of dividends, incurrence of additional debt and capital expenditures. In addition, we are subject to, and in compliance with, certain financial covenants including ratios related to fixed charges coverage and leverage. During 2000, 2001, and 2002, we made regular principal payments and prepayments of $61.5 million, $15.6 million, and $4.9 million. As of December 28, 2002, the outstanding principal balance under the senior credit facility was $24.0 million. As of December 28, 2002, we did not have an outstanding balance under the revolving line of credit and had $15 million of availability under the revolving line of credit. The following table sets forth the future payment obligations under the senior credit facility and operating leases:

	Payments Due By Period

		Less	One to	Four to
Contractual Obligations		Than One	Three	Five
(amounts in thousands)	Total	Year	Years	Years

Long-term debt	$24,000	$6,000	$18,000	$—
Capital lease obligations	—	—	—	—
Operating leases	1,533	636	548	349

Total contractual cash obligations	$25,533	$6,636	$18,548	$349

In 2000, we received $63.3 million in net proceeds from our initial public offering of common stock and the exercise of stock options. In 2001, we received $55.0 million in net proceeds from a follow-on public offering of common stock and the exercise of stock options.

Cash Commitments.

On December 30, 2002, two days after our fiscal year end, we completed the acquisition of Cryogen, Inc. Pursuant to the acquisition agreement, we paid former Cryogen shareholders cash proceeds of $40 million, net of certain transaction expenses and subject to certain adjustments. The initial payment made by us to former Cryogen shareholders, after payment of transaction expenses and all adjustments, was approximately $36.2 million. We deposited $3.0 million of this initial consideration in escrow to be held for eighteen months after closing of the merger to cover certain contingencies.

In addition to the initial consideration described above, Cryogen’s former shareholders will receive an earnout payment equal to three times our net revenues from sales of Cryogen’s products over a period of four consecutive Company fiscal quarters ending three years after closing, less $40 million. If our net product revenues attributable to sales of Cryogen’s products during any such four-quarter period do not exceed $13.3 million, no earnout payment will be made. The maximum amount of the earnout payment is $110 million. The earnout payment, if any, will be distributed to former Cryogen shareholders subject to certain rights of set-off.

We believe that funds generated from operations, together with our balances in cash and cash equivalents and funds available under our senior credit facility, will be sufficient to finance current operations and planned capital expenditure requirements for at least the next 12 months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Hedging and Currency Fluctuations

We have not purchased options or entered into forward or futures contracts, except as required by our senior credit facility. As of December 28, 2002, all of our derivatives, designated as cash flow hedges, are interest rate swaps. We hedged a portion of our original $65.0 million variable rate term note, as required by our senior credit facility, by entering into an interest rate swap agreement in which we agree to exchange, at specified intervals, the calculated difference between the fixed interest rate of the swap and the variable interest rate on a portion of our debt. This interest rate swap agreement expires June 30, 2003. We expect that pre-tax losses totaling approximately $0.9 million, which are recorded in other comprehensive income (loss) at December 28, 2002 and represent the difference between the fixed rate of the swap agreement and variable interest of the term note, will be recognized within the next twelve months as part of interest expense. At December 28, 2002, the fair value of the interest rate swap, based upon quoted market prices for contracts with similar maturities, was approximately $0.9 million. The pay rate of the interest rate swap is 10.065% and the predicted future receive rate on our senior credit facility is approximately 3.41%.

Our operations outside of the United States are maintained in their local currency, except for our Israeli subsidiary, where the U.S. dollar serves as the functional currency. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at year-end exchange rates in effect during the year. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions are included in other income (expense) and were not material in any period.

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

The information in the “Election of Directors-Information About Nominees and Other Directors” and “Election of Directors-Additional Information About the Board of Directors” sections of our 2003 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

B.	Executive Officers of the Registrant.

Information about our executive officers is included in this Annual Report on Form 10-K under Item 4A, “Executive Officers of the Registrant.”

C.	Compliance with Section 16(a) of the Exchange Act.

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2003 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

D.	Audit Committee Financial Expert

The information in the “Election of Directors-Additional Information About the Board of Directors” section of our 22003 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information in the “Election of Directors-Director Compensation,” “Election of Directors-Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation,” and “Compensation and Other Benefits” sections of our 2003 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in the “Compensation and Other Benefits—Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders and Beneficial Ownership of Management” sections of our 2003 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information in the “Certain Transactions” section of our 2003 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report on Form 10-K, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in Internal Controls.

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	1. Financial Statements:

Our following Consolidated Financial Statements and the Independent Auditors’ Report thereon are included herein (page numbers refer to pages in this Annual Report on Form 10-K):

Report of Independent Auditors	Page F-1
Consolidated Balance Sheets as of December 29, 2001 and December 28, 2002.	Page F-2
Consolidated Statements of Operations for the years ended December 31, 2000, December 29, 2001, and December 28, 2002.	Page F-3
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2000, December 29, 2001, and December 28, 2002.	Pages F-4 and F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2000, December 29, 2001, and December 28, 2002.	Page F-6
Notes to Consolidated Financial Statements for the years ended December 31, 2000, December 29, 2001, and December 28, 2002.	Pages F-7 through F-22

2. Financial Statement Schedules:

American Medical Systems Holdings, Inc.
Schedule II — Valuation and Qualifying Accounts
(In thousands)

		Additions -

				Charged to
	Balance at	Charged to		Other			Balance at
	Beginning	Costs and		Accounts -	Deductions -		End
Description	of Period	Expenses		Describe	Describe		of Period

Column A	Column B	Column C			Column D		Column E

Valuation Accounts:
Year ended December 28, 2002
Deducted from asset accounts
Allowance for doubtful accounts	$802	$580			$426	(1)	$956
Allowance for obsolete inventories	$2,699	$1,659			$1,610	(2)	$2,748
Year ended December 29, 2001
Deducted from asset accounts
Allowance for doubtful accounts	$696	$580			$474	(1)	$802
Allowance for obsolete inventories	$3,140	$310			$751	(2)	$2,699
Year ended December 31, 2000
Deducted from asset accounts
Allowance for doubtful accounts	$404	$953			$661	(1)	$696
Allowance for obsolete inventories	$2,193	$1,761			$814	(2)	$3,140
Qualifying Accounts:
Year ended December 28, 2002
Product liability allowance	$1,498	$360			$720	(3)	$1,138
Product warranty allowance	$7,587	$(2,913	)(5)		$148	(4)	$4,526
Year ended December 29, 2001
Product liability allowance	$1,211	$300			$13	(3)	$1,498
Product warranty allowance	$7,548	$516			$477	(4)	$7,587
Year ended December 31, 2000
Product liability allowance	$1,043	$571			$403	(3)	$1,211
Product warranty allowance	$7,385	$1,234			$1,071	(4)	$7,548

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Obsolete inventory disposals.

(3)	Product liability claims.

(4)	Product warranty claims.

(5)	Reduction of warranty allowance recorded as a reduction in cost of sales.

3.	Exhibits:

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto. A copy of any of the exhibits listed in the Exhibit Index will be sent at a reasonable cost to any stockholder as of March 20, 2003, upon receipt from any such person of a written request for any such exhibit. Requests should be sent to the attention of M. James Call at American Medical Systems, 10700 Bren Road West, Minnetonka, MN 55343.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K under Item 14(c):

	1.	Employment Agreement, dated April 23, 1999, between Douglas Kohrs and American Medical Systems, Inc.

	2.	Amendment to the Employment Agreement, dated April 17, 2000, between Douglas Kohrs and American Medical Systems, Inc.

	3.	Second Amendment to Employment Agreement, dated January 1, 2002, between Douglas Kohrs and American Medical Systems, Inc.

	4.	Stock Option Agreement, dated April 23, 1999, between Douglas Kohrs and American Medical Systems, Inc.

	5.	Separation Agreement, dated September 27, 2001, between Gregory J. Melsen and American Medical Systems, Inc.

	6.	Employment Agreement, dated July 30, 2001, between M. James Call and American Medical Systems, Inc.

	7.	Consulting Agreement, dated September 1, 1999, between Medical Genesis and American Medical Systems, Inc.

	8.	Employment Agreement, dated January 1, 2003, between Ross Longhini and American Medical Systems, Inc.

	9.	2000 Equity Incentive Plan, as amended.

	10.	Form of Incentive Stock Option Agreement.

	11.	Form of Non-Qualified Stock Option Agreement.

	12.	Employee Stock Purchase Plan.

	13.	2002 Management Incentive Plan.

(b)	Reports on Form 8-K:

On December 17, 2002, we filed a Current Report on Form 8-K reporting that we had entered into an Agreement and Plan of Merger by and among American Medical Systems, Inc., Snowball Acquisition Corp., Cryogen, Inc. and Robert Knarr, dated as of December 13, 2002. We did not file any financial statements with this Form 8-K.

On January 6, 2003, we filed a Current Report on Form 8-K reporting that we had completed our acquisition of CryoGen, Inc.

On March 17, 2003, we filed a Current Report on Form 8-K with the pro forma financial statements relating to our acquisition of Cryogen, Inc.

FINANCIAL STATEMENTS AND NOTES THERETO

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of

American Medical Systems Holdings, Inc.

We have audited the accompanying consolidated balance sheets of American Medical Systems Holdings, Inc. as of December 29, 2001 and December 28, 2002, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 28, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Medical Systems Holdings, Inc. as of December 29, 2001 and December 28, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142 effective December 30, 2001.

Ernst & Young LLP

Minneapolis, Minnesota
January 28, 2003

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 29,	December 28,
	2001	2002

Assets
Current assets:
Cash and cash equivalents	$28,755	$79,429
Short term investments	9,013	—
Accounts receivable, net	25,306	27,208
Inventories	13,991	13,475
Deferred taxes	7,471	3,542
Other current assets	1,552	2,155

Total current assets	86,088	125,809
Property, plant and equipment, net	23,604	21,328
Goodwill, net	80,607	80,607
Intangibles, net	18,876	15,691
Deferred income taxes	3,180	3,068
Investments	18,783	—
Investments in technology and other assets	4,013	5,142

Total assets	$235,151	$251,645

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,678	$3,000
Accrued compensation expenses	15,656	10,246
Accrued warranty expense	7,587	4,526
Other accrued expenses	4,350	4,751
Current portion of notes payable	4,909	6,000

Total current liabilities	35,180	28,523
Long-term notes payable	24,000	18,000
Other long-term liabilities	1,884	860
Stockholders’ equity:
Common stock, par value $.01 per share; authorized 95,000,000 shares; issued and outstanding 29,587,378 voting shares and 2,372,941 non-voting shares for December 29, 2001; 32,156,873 voting and 341,700 non-voting shares for December 28, 2002	320	325
Additional paid-in capital	194,630	197,991
Deferred compensation	(448)	(198)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(1,646)	(678)
Derivative financial instruments	(1,164)	(459)
Retained earnings (accumulated deficit)	(17,605)	7,281

Total stockholders’ equity	174,087	204,262

Total liabilities and stockholders’ equity	$235,151	$251,645

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the years ended

	December 31,	December 29,	December 28,
	2000	2001	2002

Net sales	$100,317	$117,938	$141,648
Operating expenses:
Cost of sales	21,891	23,140	24,605
Marketing and sales	39,277	44,931	50,152
General and administrative	12,128	12,047	13,186
Research and development	12,225	11,899	11,858
Transition and reorganization	1,000	1,000	—
Amortization of intangibles	8,360	9,374	3,775

Total operating expenses	94,881	102,391	103,576

Operating income	5,436	15,547	38,072
Royalty income	2,928	2,926	3,032
Other income (expense)	—	(3,139)	1,140
Interest income	427	881	1,130
Interest expense	(7,370)	(3,813)	(2,758)

Income before income taxes	1,421	12,402	40,616
Income tax expense	1,369	5,872	15,730

Net income	$52	$6,530	$24,886

Earnings per share:
Basic	$0.00	$0.22	$0.77
Diluted	$0.00	$0.20	$0.73
Weighted average common shares:
Basic	10,478	29,792	32,232
Diluted	12,809	32,068	34,176

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

						Accumulated
						Other
	Common Stock		Additional	Accumulated	Deferred	Compre-
			Paid-In	Earnings	Compen-	hensive
	Shares	Par Value	Capital	(Deficit)	sation	Loss	Total

Balances at December 31, 1999	—	$0	$0	$(20,843)	$0	$(993)	$(21,836)
Comprehensive loss
Net income	—	—	—	52	—	—	52
Cumulative translation adjustment	—	—	—	—	—	(80)	(80)

Total comprehensive loss							(28)
Accretion of cumulative preferred stock dividends	—	—	—	(3,344)	—	—	(3,344)
Conversion of preferred stock to common stock	21,269	213	70,644	—	—	—	70,857
Issuance of common stock, net of offering expenses	6,250	63	62,871	—	—	—	62,934
Issuance of common stock pursuant to stock options exercised	246	2	407	—	—	—	409
Income tax benefit related to stock option plans	—	—	96	—	—	—	96
Issuance of compensatory stock options	—	—	1,431	—	(1,431)	—	—
Amortization of deferred compensation	—	—	—	—	435	—	435

Balances at December 31, 2000	27,765	278	135,449	(24,135)	(996)	(1,073)	109,523
Comprehensive income
Net income	—	—	—	6,530	—	—	6,530
Cumulative effect of change in accounting principle for derivative and hedging activities (SFAS 133), net of tax	—	—	—	—	—	(712)	(712)
Net loss on derivative financial instruments, net of tax	—	—	—	—	—	(928)	(928)
Amounts reclassified to interest expense during the period from derivative and hedging activities, net of tax	—	—	—	—	—	476	476
Cumulative translation adjustment	—	—	—	—	—	(573)	(573)

Total comprehensive income							4,793
Issuance of common stock pursuant to stock options exercised	425	4	735	—	—	—	739
Issuance of common stock pursuant to ESPP	55	1	498	—	—	—	499
Issuance of common stock pursuant to secondary offering	3,500	35	53,786				53,821
Issuance of common stock pursuant to direct grants	1	—	27				27
Issuance of common stock pursuant to purchase of minority interest in consolidated subsidiary	214	2	3,231				3,233
Acceleration of stock option vesting recorded as compensation costs			747				747
Compensation costs related to issuance of non-qualified stock options	—	—	19				19
Income tax benefit related to stock option plans	—	—	240	—	—	—	240
Amortization of deferred compensation	—	—	—	—	446	—	446
Deferred compensation forfeitures	—	—	(102)	—	102	—	—

Balances at December 29, 2001	31,960	$320	$194,630	$(17,605)	$(448)	$(2,810)	$174,087

						Accumulated
						Other
	Common Stock		Additional	Accumulated	Deferred	Compre-
			Paid-In	Earnings	Compen-	hensive
	Shares	Par Value	Capital	(Deficit)	sation	Loss	Total

Comprehensive income
Net income	—	—	—	24,886	—	—	24,886
Net loss on derivative financial instruments, net of tax	—	—	—	—	—	(271)	(271)
Amounts reclassified to interest expense during the period from derivative and hedging activities, net of tax	—	—	—	—	—	973	973
Cumulative translation adjustment	—	—	—	—	—	971	971

Total comprehensive income							26,559
Issuance of common stock pursuant to stock options exercised	495	5	1,653	—	—	—	1,658
Issuance of common stock pursuant to ESPP	42	—	693	—	—	—	693
Issuance of common stock pursuant to direct grants	2	—	20	—	—	—	20
Compensation costs related to issuance of non-qualified stock options	—	—	26	—	—	—	26
Income tax benefit related to stock option plans	—	—	1,043	—	—	—	1,043
Amortization of deferred compensation	—	—	—	—	176	—	176
Deferred compensation forfeitures	—	—	(74)	—	74	—	—

Balances at December 28, 2002	32,499	$325	$197,991	$7,281	$(198)	$(1,137)	$204,262

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)

	For the years ended

	December 31,	December 29,	December 28,
	2000	2001	2002

Cash flows from operating activities:
Net income	$52	$6,530	$24,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,723	3,867	3,971
Amortization of intangibles	8,360	9,374	3,775
Deferred financing costs	215	270	420
Noncash deferred compensation	435	446	176
Noncash transition and reorganization	—	747	—
Noncash impairment of investment in technology	—	3,000	—
Noncash stock-based compensation	—	45	46
Income tax benefit related to stock option plan	96	240	1,043
Change in net deferred taxes	1,093	3,876	3,652
Changes in operating assets and liabilities:
Accounts receivable	(3,242)	(2,418)	(1,215)
Inventories	1,290	(4,360)	673
Accounts payable and accrued expenses	(4,809)	3,898	(7,857)
Other assets	94	(257)	(732)

Net cash provided by operating activities	7,307	25,258	28,838

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,675)	(2,698)	(1,695)
Purchase of business	(3,744)	(11,499)	—
Purchase of investments in technology	—	(4,500)	(1,000)
Purchase of short and long-term investments	—	(27,796)	(9,446)
Sale of short and long-term investments	—	—	37,242
Purchase of other intangibles	(2,611)	(1,500)	(1,010)

Net cash (used in) provided by investing activities	(8,030)	(47,993)	24,091

Cash flows from financing activities:
Issuance of common stock	63,343	55,059	2,351
Borrowings on long-term debt	4,700	—	—
Payments on long-term debt	(61,508)	(15,583)	(4,909)

Net cash provided by (used in) financing activities	6,535	39,476	(2,558)

Effect of exchange rates	(587)	(151)	303

Net increase in cash and cash equivalents	5,225	16,590	50,674
Cash and cash equivalents at beginning of year	6,940	12,165	28,755

Cash and cash equivalents at end of year	$12,165	$28,755	$79,429

Supplemental disclosure:
Cash paid for interest	$7,542	$3,403	$2,447
Cash paid for taxes	$56	$2,084	$10,308

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description and Significant Accounting Policies

Business Description

American Medical Systems Holdings, Inc. (the Company), manufactures and markets a broad and well-established line of proprietary surgical products directly to urologists and gynecologists. The Company principally focuses on four major urological and gynecological disorders: male incontinence, female incontinence, erectile dysfunction, and prostate disease.

Principles of Consolidation

The consolidated financial statements include the accounts of American Medical Systems Holdings, Inc. and its subsidiaries after elimination of all significant intercompany transactions and accounts.

Accounting periods

Effective January 1, 2001, the Company changed its fiscal year end from a calendar year ending on December 31 to a 52 or 53-week fiscal year ending on the Saturday nearest December 31. Accordingly, fiscal years 2000, 2001, and 2002 ended on December 31, 2000, December 29, 2001, and December 28, 2002, and are identified herein as 2000, 2001, and 2002.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalent balances are concentrated primarily with one investment manager and the majority is invested in daily money market funds.

Short and Long-Term Investments

The Company considered investments with an original maturity longer than three months but less than one year short-term investments. Investments with an original maturity longer than one year were classified as long-term investments. The Company’s investments are concentrated primarily with one investment manager and were invested in asset backed securities, commercial paper, corporate bonds, and government securities. Investments were classified as available for sale and were carried at cost, which approximated market.

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

Property, Plant and Equipment

Property, plant and equipment, and computer software, are carried at cost less accumulated depreciation. Depreciation and amortization are generally recorded using the straight-line method over the following estimated useful asset lives:

Building	20 years
Machinery and equipment	8-12 years
Furniture, fixtures and other	3-12 years
Software	3-5 years

Maintenance, repairs and minor improvements are charged to expense as incurred. Significant improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of net assets of acquired businesses. With the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets on December 30, 2001, the first day of fiscal 2002, the Company no longer amortizes goodwill, but instead is required to test for impairment at least annually. See Note 5 for the pro forma effects of adopting this standard.

Other intangible assets include patents, non-compete agreements, tradenames, and developed research and development technologies; and are amortized using the straight-line method over their respective estimated useful lives. SFAS No. 142 requires that intangible assets with definite useful lives be reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

Long-Lived Assets

The Company follows SFAS No. 144, which requires impairment losses to be recorded on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. If an impairment exists, the Company measures the impairment utilizing discounted cash flows.

Revenue Recognition

A significant portion of Company revenue is generated from inventory temporarily loaned to customers or from consigned inventory maintained at hospitals or with field representatives. In these situations, revenue is recognized at the time that the product has been implanted or used. In all other instances, revenue is recognized at the time product is shipped, net of allowances for estimated returns.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are charged to operations in the year incurred. Advertising costs charged to operations during the years ended 2000, 2001, and 2002 were $2.6 million, $2.1 million, and $2.5 million.

Product Warranty Costs

The Company provides a warranty on its products and accrues estimated future warranty costs based on its history of actual warranty costs incurred. Warranty costs are included as part of cost of sales.

Software Development Costs

The Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use in accordance with AICPA Statement of Position 98-1, Accounting For Computer Software Developed For Or Obtained For Internal Use.

Income Taxes

The Company accounts for income taxes using the liability method. With this method, deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes using enacted tax rates in effect in the years in which the differences are expected to reverse.

Foreign Currency Translation

The financial statement amounts attributed to operations outside the United States are maintained in their local currency. All assets and liabilities of the Company’s international subsidiaries are translated to United States dollars at year-end exchange rates, while elements of the statement of operations are translated at average exchange rates in effect during the year. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses on foreign currency transactions are included in other income (loss) and were not material during the periods presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant areas which require the use of management’s estimates relate to the determination of the allowances for doubtful accounts receivable, obsolete inventories, and product warranty; the extent of the contingency for product liability claims; and the need for a valuation allowance on deferred tax assets. The Company is subject to risks and uncertainties, such as changes in the health care environment, competition, and legislation that may cause actual results to differ from estimated results.

Stock Based Compensation

At December 28, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of the Company’s employee stock options generally equals the market price of the underlying stock on the date of grant for all options granted, and thus, under APB 25, no compensation expense is recognized. However, during 2000, the Company recognized deferred compensation of $1.4 million, reflecting the excess of the fair value of the underlying stock on the date of grant over the exercise price. The deferred compensation is being amortized over vesting periods of two to four years.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands, except per share data)	2000	2001	2002

Net income, as reported	$52	$6,530	$24,886
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	435	446	176
Subtract: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(348)	(1,860)	(3,389)

Pro forma net income	$139	$5,116	$21,673

Earnings per share:
Basic — as reported	$0.00	$0.22	$0.77
Basic — pro forma	$0.01	$0.17	$0.67
Diluted — as reported	$0.00	$0.20	$0.73
Diluted — pro forma	$0.02	$0.18	$0.65

Earnings per Share

The following table presents information necessary to calculate basic and diluted earnings per common share and common share equivalents for the years ended 2000, 2001, and 2002.

(In thousands, except per share data)	2000	2001	2002

Earnings	$52	$6,530	$24,886
Weighted-average shares outstanding for basic earnings per share	10,478	29,792	32,232
Dilutive effect of stock options	2,331	2,276	1,944

Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	12,809	32,068	34,176

Basic earnings per share	$0.00	$0.22	$0.77
Diluted earnings per share	$0.00	$0.20	$0.73

Reclassification

Certain 2000 and 2001 amounts have been reclassified to conform to the 2002 presentation.

2. Acquisitions

Influence

On December 16, 1999, the Company acquired Influence Inc., a supplier of bone anchors and sling products used in the treatment of female incontinence. During 2000 and 2001,the Company made contingent purchase price and milestone payments totaling $15.7 million that have been recorded as goodwill. In September 2001, the Company acquired the minority interest relating to the original acquisition of Influence, Inc., and in December 2001 made the final milestone payment relating to this minority interest, by issuing 214,436 shares of common stock valued at $3.2 million. The issuance of this common stock has been recorded as goodwill. The Company has made all contingent purchase price and milestone payments required under the acquisition agreement.

Investments in Technology

On October 4, 1999, the Company signed an exclusive, long-term agreement with InjecTx to distribute its injection system worldwide. The Company made an initial $2.0 million equity investment in InjecTx in October 1999 and additional equity investments of $1.5 million in March 2001 and $1.0 million in May 2002. The Company currently owns 19% of the capital stock of InjecTx. This investment will continue to be accounted for on a cost basis.

On January 5, 2001, the Company made a $3.0 million equity investment in Collagenesis Corporation. At the time of the investment, Collagenesis was working with its existing debt holders to exchange its outstanding debt into equity and raise additional capital. Pursuant to the terms of the agreement with Collagenesis, the Company converted its equity position into a $3.0 million 10% Senior Subordinated Convertible Voting Promissory Note in April 2001. In December 2001, Collagenesis declared bankruptcy and during 2002 was liquidated with the Company receiving no proceeds from the liquidation of the Collagenesis assets. During the year ended 2001, the investment in Collagenesis was written off and charged to other expense.

3. Transition and Reorganization Expense

In the second quarter of 2000, the Company completed an assessment of senior management personnel needs. As a result of this review, the Company incurred $1.0 million of transition and reorganization expenses for the year ended December 31, 2000, primarily related to employee termination benefits. Seven employees were terminated as a result of this reorganization. In the third quarter of 2001, the Company completed another assessment of senior management personnel needs. As a result of this review, the Company recorded $1.0 million of transition and reorganization expenses for the year ended December 29, 2001. Four employees resigned or were terminated as a result of this reorganization. All benefits under Company transition and reorganization plans have been paid as of December 28, 2002.

Below is a summary of transition and reorganization expenditures:

	Acceleration

		Stock
		Option
(thousands)	Severance	Vesting	Other	Total

Balance at December 31, 1999	$878	$0	$51	$929
Accrued	1,000	—	—	1000
Paid	(1,213)	—	(51)	(1,264)

Balance at December 31, 2000	665	—	—	665
Accrued	222	747	31	1,000
Paid	(695)	(747)	(31)	(1,473)

Balance at December 29, 2001	192	—	—	192
Accrued	—	—	—	—
Paid	(192)	—	—	(192)

Balance at December 28, 2002	—	—	—	—

4. Balance Sheet Information

The following provides additional information concerning selected balance sheet accounts (in thousands):

	2001	2002

Accounts receivable, net:
Trade accounts receivable	$24,926	$25,973
Other receivables	1,182	2,191
Allowance for doubtful accounts	(802)	(956)

	$25,306	$27,208

Inventories:
Raw materials	$3,366	$4,147
Work-in-progress	2,210	1,938
Finished goods	11,114	10,138
Obsolescence allowance	(2,699)	(2,748)

	$13,991	$13,475

Property, plant and equipment, net:
Land and building	$13,664	$13,915
Machinery and equipment	12,567	13,071
Furniture, fixtures and other	2,764	2,812
Software	5,872	5,987

	34,867	35,785
Accumulated depreciation	(11,263)	(14,457)

	$23,604	$21,328

5. Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, but tested for impairment annually, or whenever there is an impairment indicator. In addition, upon adoption of SFAS No. 142, all goodwill is assigned to reporting units for purposes of impairment testing. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives.

The Company adopted SFAS No. 142 on December 30, 2001, the first day of fiscal 2002. SFAS No. 142 requires goodwill and intangible assets with indefinite lives be tested for impairment at a reporting unit level at adoption and at least once annually. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. In accordance with SFAS 142, the Company completed the required impairment tests of goodwill and intangible assets with indefinite lives and determined the fair value to be in excess of the carrying value of these assets, and therefore there was no indication of impairment.

The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill amortization, net of income taxes:

(In thousands, except per share data)	2000	2001	2002

Net income	$52	$6,530	$24,886
Add goodwill amortization, net of taxes	2,904	4,218	—

Adjusted net income	$2,956	$10,748	$24,886

Adjusted diluted earnings per share	$0.23	$0.34	$0.73

The changes in carrying amount of goodwill for the years ended 2001 and 2002 are as follows:

(in thousands)	2001	2002

Balance, beginning of year	$75,708	$80,607
Additions	10,457	—
Amortization	(5,558)	—

Balance, end of year	$80,607	$80,607

Additions to goodwill in 2001 were contingent purchase price and milestone payments related to the Influence acquisition.

The following provides additional information concerning goodwill and intangible assets:

(in thousands)	2001	2002

Goodwill
Goodwill	$94,553	$94,553
Accumulated amortization	(13,946)	(13,946)

	$80,607	$80,607

Intangible assets
Indefinite-lived assets Trademarks	$2,233	$2,233
Definite-lived assets
Developed technologies	12,073	12,073
Patents	9,683	9,693
Licenses	1,762	2,762
Non-compete agreements	1,111	1,111
Deferred financing costs	1,611	1,611

	28,473	29,483
Accumulated amortization	(9,597)	(13,792)

	$18,876	$15,691

Under the provisions of SFAS No. 142, trademarks have been classified as an indefinite-lived asset, and accordingly, are no longer being amortized. Definite-lived intangibles are being amortized over periods ranging from two to ten years.

6. Long-Term Debt

Senior Credit Facility

In April 2000, the Company established a new credit facility, consisting of a $65.0 million term note, a $35.0 million guaranteed note, and a $15.0 million guaranteed revolving line of credit. Subsequent to December 31, 2000, the guarantee on the revolving line of credit was removed. During 2000, the Company used proceeds from its initial public offering to pay $35.0 million outstanding under the guaranteed note, approximately $6.0 million under its then guaranteed revolving line of credit, and a $15.0 million prepayment under the $65.0 million term note. In addition, during 2000, the Company has made quarterly principal payments aggregating $5.5 million under the $65.0 million term note. During 2001, the Company prepaid another $11.5 million under the $65.0 million term note and a total of $4.1 million in quarterly principal payments. During 2002, the Company made total quarterly principal payments of $4.9 million. The term note now requires quarterly principal payments of $1.3 million through March 2003, $1.6 million from June 2003 through March 2004, and $1.8 million from June 2004 through March 2006.

The Company has an interest swap agreement covering the term note, establishing a fixed rate of 10.065% on this portion of the debt. The term note bears interest, payable quarterly, at the Base Rate (the higher of the Federal Funds rate plus 0.5% or the Prime Rate) plus from 1% to 2% for Base Rate loans, or LIBOR plus 2% to 3% for Eurodollar loans. On December 28, 2002, the Base Rate was 5.25% and LIBOR was 1.41%. Through December 28, 2002, the Company has only requested Eurodollar loans.

The debt carrying value of the $24.0 million outstanding at December 28, 2002, approximates fair value estimated using the Company’s incremental borrowing rate for similar liabilities. The senior credit facility is secured by substantially all of the Company’s assets. The Company is subject to, and is in compliance with, certain covenants including ratios related to fixed charge coverage and leverage. The Company is prohibited from paying dividends under its senior credit facility without the lenders’ consent.

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

All of the derivatives used by the Company were designated as cash flow hedges at the time of adoption of SFAS 133. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of OCI in stockholders’ equity and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the derivative instrument, if any, is reported as part of other expense and was immaterial in 2001 and 2002. All derivatives are adjusted to their fair market values at the end of each quarter. Unrealized net gains and losses for cash flow hedges, net of any amounts reported as part of interest expense, are recorded in OCI. The Company’s credit risk related to derivatives is considered low because they are entered into with only strong creditworthy counterparties.

As of December 28, 2002, all of the Company’s derivatives, designated as hedges, are interest rate swaps. They do not qualify for evaluation using the short cut method for assessing effectiveness as all critical terms of the swap did not match those of the variable rate note. As such, there is an assumption of ineffectiveness. The Company hedged a portion of its original $65.0 million variable rate term note, as required by its senior credit facility, by entering into an interest rate swap agreement in which the Company agreed to exchange, at specified intervals, the calculated difference between the fixed interest rate of the swap and the variable interest rate on a portion of its debt. This interest rate swap agreement expires June 30, 2003. The Company expects that pre-tax losses totaling approximately $0.9 million, which are recorded in OCI at December 28, 2002 and represent the difference between the fixed rate of the swap agreement and variable interest of the term note, will be recognized within the next twelve months as part of interest expense. At December 28, 2002, the fair value of the interest rate swap, based upon quoted market prices for contracts with similar maturities, was approximately $0.9 million. For 2002, unrealized net losses totaling $0.3 million after taxes were recorded in OCI. Pre-tax realized losses of $1.6 million were transferred to interest expense from OCI.

7. Investments

The Company’s investments were classified as available-for-sale and were carried at cost, which approximated market. At December 29, 2001, the Company had investments in debt securities, classified as available-for-sale, with a fair market value and cost of $27.8 million.

The contractual maturities of these available-for-sales debt securities on December 29, 2001, were as follows:

	Years

		Over 1
	Within 1	to 5	Total

Asset-backed debt	$0	$13,615	$13,615
Commercial paper debt	993	—	993
Corporate debt	5,433	2,065	7,498
U.S. agency debt	2,587	3,103	5,690

Total investments	$9,013	$18,783	$27,796

8. Stockholders’ Equity

Public Offerings

In August 2000, the Company completed an initial public offering of 6,250,000 shares of common stock at an offering price of $11.00 per share. The Company received proceeds of $62.9 million after deducting $5.8 million for underwriting and issuance costs. Net proceeds were used for the retirement of debt, working capital, and other general corporate purposes.

In July 2001, the Company completed a follow-on public offering of 3,500,000 shares of common stock at an offering price of $16.40 per share. The Company received proceeds of $53.8 million after deducting $3.7 million for underwriting and issuance costs. Net proceeds were used for the retirement of debt, working capital, and other general corporate purposes.

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

Stock Incentive Plan

The Company’s 2000 Equity Incentive Plan, as amended, provides for granting to eligible employees and certain other individuals nonqualified and incentive stock options. The Company has reserved 5,355,000 shares of common stock for issuance under the Plan at December 28, 2002. Twenty-five percent of the options granted under the Plan generally become exercisable on the first anniversary date of the grant and 6.25% at the end of each quarter thereafter. The options typically expire, if not exercised, ten years after the date of grant. Options are granted at the fair market value on the date of the grant. Activity in the Plan was as follows:

		Weighted
		Average
	Number	Exercise Price
	of Shares	Per Share

Balance at December 31, 1999	2,694,000	$1.67
Granted	878,150	7.76
Exercised	(245,779)	1.67
Cancelled or terminated	(180,301)	2.00

Balance at December 31, 2000	3,146,070	3.35
Granted	899,875	13.23
Exercised	(424,938)	1.74
Cancelled or terminated	(123,327)	4.78

Balance at December 29, 2001	3,497,680	6.03
Granted	680,555	20.45
Exercised	(495,126)	3.35
Cancelled or terminated	(267,989)	10.63

Balance at December 28, 2002	3,415,120	$8.93

Options to purchase 771,512 common shares are available for grant under the Plan at December 28, 2002. At the end of 2000, 2001, and 2002, 1,072,244, 1,376,780, and 1,831,121 shares were exercisable. Exercise prices and weighted-average remaining contractual life for options outstanding as of December 28, 2002 are summarized as follows:

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted		Weighted
	Outstanding	Remaining	Average		Average
Range of	as of	Contractual	Exercise	Number	Exercise
Exercise Prices	12/28/2002	Life	Price	of Shares	Price

$1.67	1,586,639	6.3 years	$1.67	1,370,422	$1.67
$6.67 - $11.49	483,338	7.9 years	9.04	215,363	9.06
$12.56 - $17.00	825,693	8.6 years	15.04	245,336	14.53
$20.30 - $22.71	519,450	9.2 years	21.29	—	—

	3,415,120	7.5 years	$8.93	1,831,121	$4.26

Pro forma information regarding net income and income per share is required by Statement 123, and as amended by Statement 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2000	2001	2002

Risk free interest rate	5.75%	4.25%	3.00%
Stock price volatility	0001 - .8256	.4582	.6175
Expected dividend rate	0%	0%	0%
Weighted-average expected life of option	5 years	5 years	5 years

The weighted average fair value of options granted during 2000, 2001, and 2002 was $3.98, $6.03, and $9.66.

In management’s opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options because the Company’s employee stock options have characteristics significantly different from those of traded options and have vesting restrictions, and because changes in the subjective input assumptions can materially affect the fair value estimates. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) that allows employees to elect, at three-month intervals, to contribute up to 10 percent of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85 percent of the fair market value on the first or last day of each quarter. A total of 300,000 common shares are reserved for issuance under the ESPP and through December 28, 2002, 96,720 shares have been issued.

9. Commitments and Contingent Liabilities

The Company is self-insured on product liability claims below $1 million for each occurrence and $3 million in the aggregate, and maintains product liability insurance above these limitations. Product liability events and claims prior to the September 1998 acquisition of the Company from Pfizer are the responsibility of Pfizer.

The Company is involved in a number of claims and lawsuits considered normal in its business, including product liability matters. While it is not possible to predict the outcome of legal actions brought against the Company, the Company believes that the liability resulting from the pending claims and suits would not have a material adverse effect on its financial position at December 28, 2002, or, on the results of its operations and cash flows for the year then ended.

The Company has future minimal rental payments as of December 28, 2002, as follows: $636,000 for 2003, $331,000 for 2004, $217,000 for 2005, $183,000 for 2006, and $166,000 for 2007.

Rent expense was $1.5 million, $1.6 million, and $1.3 million for the years ended 2000, 2001, and 2002.

10. Industry Segment Information and Foreign Operations

Since its inception, the Company has operated in the single industry segment of developing, manufacturing, and marketing medical devices.

The Company distributes its products through its direct sales force and independent sales representatives in the United States, Canada, Australia, and most of Europe. Additionally, the Company distributes its products through foreign independent distributors, primarily in Europe and Asia, who then market the products directly to medical institutions. No customer or distributor accounted for 10 percent or more of the Company’s net sales during 2000, 2001, and 2002. Foreign subsidiary sales are predominantly to customers in Western Europe, Australia, and Canada. Substantially all of the Company’s foreign subsidiary assets are located in Western Europe, Australia, and Canada. At December 29, 2001 and December 28, 2002, consolidated accounts receivable included $5.8 million and $9.5 million due from customers located outside of the United States.

The following table presents net sales and long-lived assets by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

	Year Ended

(in thousands)	2000	2001	2002

United States
Net sales	$81,670	$97,069	$116,522
Long-lived assets	$110,522	$113,481	$110,121
Outside United States
Net sales	$18,647	$20,869	$25,126
Long-lived assets	$14,076	$13,619	$12,647

11. Pension and Postretirement Benefits

Prior to 2002, the Company had pension plans covering most employees worldwide. For U.S. employees, the Company sponsored the AMS Retirement Annuity Plan. Plan benefits depended on years of service and employee final average earnings. Participants vested in their benefits after as few as five years of service.

On January 1, 2002, the Company terminated its AMS Retirement Annuity Plan which covered substantially all U.S. employees hired before January 1, 2000. Effective December 31, 2001, all benefits ceased accruing with respect to service and salary. Therefore, benefits were frozen as of that date. In conjunction with the termination, the Company contributed $5.8 million to the Plan and recorded a $0.7 million gain on pension plan termination as other income. Plan assets were distributed to participants during fiscal 2002.

The Company still sponsors a post-retirement plan in the United States, which provides medical and life insurance benefits to retirees and their eligible dependents. Employees are eligible if they meet age and service requirements and qualify for retirement benefits. The Company does not fund other post-retirement benefit plans, but contributes to the plans as benefits are paid.

The following tables present reconciliations of the benefit obligation of the plans, the plan assets of the pension plan and the funded status of the plans (in thousands):

	Pension		Other Benefits

(in thousands)	2001	2002	2001	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$16,695	$19,367	$2,757	$1,726
Service cost	1,305	—	103	100
Interest cost	1,237	—	112	125
Actuarial (gains) or losses	433	6,882	(92)	149
Plan amendments	—	—	(1,106)	—
Benefit payments	(303)	—	(32)	(80)
Curtailments	—	(6,206)	—	—
Settlements	—	(20,043)	(16)	—

Benefit obligation at end of year	$19,367	$0	$1,726	$2,021

Change in plan assets:
Fair value of plan assets at beginning of year	$13,034	$14,221	$0	$0
Actual return on plan assets	733	11	—	—
Employer contributions	757	5,811	—	—
Benefit payments	(303)	(20,043)	—	—

Fair value of plan assets at end of year	$14,221	$0	$0	$0

Funded status	$(5,146)	$0	$(1,726)	$(2,021)
Prior service cost	—	—	(972)	(838)
Unrecognized net actuarial (gain)	(889)	—	(763)	(394)

Net amount of (accrued) benefit cost	$(6,035)	$0	$(3,461)	$(3,253)

The weighted-average assumptions used and the annual cost related to these plans consist of:

	Pension		Other Benefits

	2001	2002	2001	2002

Discount rate	7.5%	N/A	7.5%	6.8%
Rate of future compensation increase	4.5%	N/A	4.5%	6.0%
Expected long-term return on plan assets	8.5%	N/A	0.0%	0.0%
Service cost	$1,305	$0	$103	$100
Interest cost	1,237	—	112	125
Amortization of net actuarial losses	(638)	—	(92)	149
Expected return on plan assets	(1,127)	—	—	—

Net periodic benefit costs	$777	$0	$123	$375

An average increase of 6.0 percent in the cost of covered health care benefits was assumed for 2003 and is projected to gradually decrease to 5.0% for 2004 and remain at that level thereafter. Since the employee subsidy cap is close to being reached, the health care cost trend rate sensitivity analysis is no longer applicable.

12. Savings and Investment Plan

The AMS Savings and Investment Plan allows employees in the United States to contribute a portion of their salaries to the plan. The Company matches a portion of these contributions. In addition, the Company makes additional contributions to the Plan based upon operating profit. The plan is intended to satisfy the requirements of Section 401(a)(27) of the Internal Revenue Code. Generally, all employees of the Company are eligible to participate in the plan. The Company made matching contributions of $0.9 million in 2000 and $1.1 million in 2001 and 2002. In addition, the Company made contributions based on operating profit of $1.1 million in 2002.

13. Income Taxes

Components of the Company’s income before income taxes are as follows:

	Year Ended

(in thousands)	2000	2001	2002

Domestic	$57	$11,915	$40,716
Foreign	1,364	487	(100)

Total	$1,421	$12,402	$40,616

Components of the Company’s income tax expense are as follows:

	Year Ended

(in thousands)	2000	2001	2002

Current Federal	$1,648	$4,431	$11,125
State	296	684	953
Foreign	518	185	—
Deferred	(1,093)	572	3,652

Total	$1,369	$5,872	$15,730

A reconciliation of income tax expense computed at the United States statutory rate to the effective income tax rate is as follows:

	Year Ended

(in thousands)	2000	2001	2002

Statutory rate	$483	$4,217	$14,216
Meals & entertainment	165	142	162
Goodwill	385	639	—
Foreign	55	20	3
Other	86	262	106
State taxes	195	592	1,243

Total	$1,369	$5,872	$15,730

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities as of December 29, 2001 and December 28, 2002 are as follows (in thousands):

(in thousands)	2001	2002

Deferred tax assets:
Intellectual property	$8,260	$7,665
Foreign NOL/credits	684	684
Pension liability	1,853	1,392
Accrued warranty expenses	2,883	1,720
Swap	716	327
UroSurge assets	483	728
Compensation accruals	582	866
Start up costs	126	50
Workforce and patents	618	721
Other, primarily certain reserves	1,798	397
Valuation allowance	(684)	(684)

Total deferred tax assets	17,319	13,866
Deferred tax liabilities:
Acquired technology	3,220	2,554
Influence goodwill	2,002	2,002
Tax over book amortization	1,282	2,308
Other	164	392

Total deferred tax liabilities	6,668	7,256

Net deferred tax asset	$10,651	$6,610

On December 28, 2002, the Company has foreign tax loss carryforwards of approximately $1.8 million with no expiration. Realization of the future tax benefits related to the net deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. To the extent the net operating losses were created in a foreign jurisdiction, the Company has included a valuation allowance of $684,000, which, if subsequently recognized, will be allocated to goodwill. This amount represents the approximate amount by which the net operating losses are projected to exceed future income in that foreign jurisdiction. Management believes that, at a minimum, it is more likely than not that future taxable income will be sufficient to realize the remaining recorded asset.

14. Subsequent Event

On December 30, 2002, the Company completed the acquisition of Cryogen, Inc., an emerging growth medical device company focused on the development and marketing of its patented cryoablation technology for gynecological and other applications. CryoGen received FDA approval for HerOption, a minimally invasive, closed cycle cryoablation device and supporting system that enables physicians to ablate (destroy) tissue at extremely low temperatures. Pursuant to the acquisition agreement, the Company paid former Cryogen shareholders cash proceeds of $40 million, net of certain transaction expenses and subject to certain adjustments. The initial payment made by the Company to former Cryogen shareholders, after payment of transaction expenses and all adjustments, was approximately $36.2 million. The Company deposited $3.0 million of this initial consideration in escrow to be held for eighteen months after closing of the merger to cover certain contingencies.

In addition to the initial consideration described above, Cryogen’s former shareholders will receive an earnout payment equal to three times the Company’s net revenues from sales of Cryogen’s products over a period of four consecutive Company fiscal quarters ending three years after closing, less $40 million. If the Company’s net product revenues attributable to sales of Cryogen’s products during any such four-quarter period do not exceed $13.3 million, no earnout payment will be made. The maximum amount of the earnout payment is $110 million. The earnout payment, if any, will be distributed among Cryogen’s shareholders subject to certain rights of set-off.

The Company has made a preliminary allocation of the December 30, 2002 estimated purchase price of Cryogen, Inc. as follows:

(amounts in thousands)	Amount

Goodwill	$35,698
Assets acquired, net of liabilities assumed	4,302

$40,000

The purchase price allocation to the assets and liabilities assumed was based on a preliminary estimate to determine their respective values. The Company believes that the preliminary allocations set forth herein are reasonable, but are subject to revision upon completion of a planned independent valuation study.

14. Quarterly Financial Data (unaudited)

(thousands, except per
share data)	2001				2002

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$27,548	$28,438	$28,637	$33,315	$34,715	$36,330	$32,771	$37,832
Gross profit	22,151	22,651	23,199	26,797	27,583	29,210	26,538	33,712
Operating income	2,714	3,184	3,276	6,373	7,721	8,609	8,448	13.294
Net income	1,404	1,534	2,007	1,585	5,417	5,730	5,408	8,331
Net income per common share -
Basic	$0.05	$0.05	$0.06	$0.05	$0.17	$0.18	$0.17	$0.25
Diluted	$0.05	$0.05	$0.06	$0.05	$0.16	$0.17	$0.16	$0.24

During the fourth quarter of 2002, the Company reduced the allowance for estimated warranty claims by $2.9 million. This adjustment was recorded as a reduction in cost of sales and an increase in gross profit and operating income.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2003	AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

	By	/s/ Douglas W. Kohrs

Douglas W. Kohrs
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Douglas W. Kohrs Douglas W. Kohrs	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ M. James Call M. James Call	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Richard B. Emmitt Richard B. Emmitt	Director

/s/ Christopher H. Porter Christopher H. Porter, Ph.D.	Director

/s/ David W. Stassen David W. Stassen	Director

/s/ Albert Jay Graf Albert Jay Graf	Director

/s/ Elizabeth H. Weatherman Elizabeth H. Weatherman	Director

/s/ Thomas E. Timbie Thomas E. Timbie	Director

CERTIFICATIONS

Certification by Chief Executive Officer

     I, Douglas W. Kohrs, certify that:

     1.     I have reviewed this annual report on Form 10-K of American Medical Systems Holdings, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ Douglas W. Kohrs

Name: Douglas W. Kohrs
Title: President and Chief Executive Officer

Certification by Chief Financial Officer

     I, M. James Call, certify that:

     1.     I have reviewed this annual report on Form 10-K of American Medical Systems Holdings, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ M. James Call

Name: M. James Call
Title: Executive Vice President, Chief Financial Officer and Secretary

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For the Year Ended December 28, 2002

Item No.	Item	Filing Method

3.1	Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q for the Quarter Ended September 30, 2000 (File No. 30733).
3.2	Bylaws, as amended, of the Company.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q for the Quarter Ended September 29, 2001 (File No. 30733).
4.1	Registration Rights Agreement, dated June 30, 2000, among the investors listed on Schedule 1 to the Agreement and American Medical Systems Holdings, Inc.	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).
4.2	Certificate of Incorporation of the Company.	See Exhibit 3.1 above.
4.3	Bylaws of the Company.	See Exhibit 3.2 above.
10.1	Stockholders Agreement, dated April 17, 2000, among Warburg, Pincus Equity Partners, L.P., the then existing stockholders of American Medical Systems Holdings, Inc. and American Medical Systems Holdings, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).
10.2	Employment Agreement, dated April 23, 1999, between Douglas Kohrs and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).
10.3	Amendment to the Employment Agreement, dated April 17, 2000, between Douglas Kohrs and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).
10.4	Second Amendment to Employment Agreement, dated January 23, 2002, between Douglas Kohrs and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K for the Fiscal Year Ended December 29, 2001 (File No. 000-30733).
10.5	Stock Option Agreement, dated April 23, 1999, between Douglas Kohrs and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

Item No.	Item	Filing Method

10.6	Separation Agreement, dated September 27, 2001, between Gregory J. Melsen and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K for the Fiscal Year Ended December 29, 2001 (File No. 000-30733).
10.7	Employment Agreement, dated July 30, 2001, between M. James Call and American Medical Systems Inc.	Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the Fiscal Year Ended December 29, 2001 (File No. 000-30733).
10.8	Employment Agreement, dated January 1, 2003, between Ross Longhini and American Medical Systems, Inc.	Filed with this Annual Report on Form 10-K.
10.9	Consulting Agreement, dated September 1, 1999, between Medical Genesis and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).
10.10	2000 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the Fiscal Year Ended December 29, 2001 (File No. 000-30733).
10.11	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).
10.12	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).
10.13	Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).
10.14	2002 Management Incentive Plan.	Filed with this Annual Report on Form 10-K.
10.15	Lease, dated July 22, 2002, between Manufacturers Life Insurance Company (U.S.A.) and Cryogen, Inc.	Filed with this Annual Report on Form 10-K.
10.16	Credit Agreement, dated March 24, 2000, among American Medical Systems, Inc., American Medical Systems Holdings, Inc., Bank of America, N.A., as agent for the four lenders, and Banc of America Securities LLC, as sole lead arranger and sole book manager.	Incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

Item No.	Item	Filing Method

10.17	Security Agreement, dated March 24, 2000, among American Medical Systems Holdings, Inc., American Medical Systems, Inc., Influence, Inc. and Banc of America, N.A.	Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).
10.18	Form of Revolving Note issued under Credit Agreement.	Incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).
10.19	Form of Tranche A Term Note issued under Credit Agreement.	Incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).
10.20	Form of Tranche B Term Note issued under Credit Agreement.	Incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).
10.21	Parent Joinder Agreement, dated March 24, 2000, between American Medical Systems Holdings, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).
10.22	Pledge Agreement, dated March 24, 2000, among American Medical Systems Holdings, Inc., American Medical Systems, Inc., Influence, Inc. and Banc of America, N.A.	Incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).
10.23	Guaranty and Investment Agreement, dated March 24, 2000, among Warburg, Pincus Equity Partners, L.P., other affiliates of Warburg Pincus and Bank of America, N.A.	Incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).
10.24	Letter Agreement, dated March 24, 2000, among Warburg, Pincus Equity Partners, L.P., other affiliates of Warburg Pincus and Bank of America, N.A.	Incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).
10.25	Mortgage and Security Agreement and Fixture Financing Statement with Assignment of Leases and Rents, dated April 17, 2000, between American Medical Systems, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).
10.26	First Amendment to Credit Agreement, dated January 3, 2001, among American Medical Systems, Inc., American Medical Systems Holdings, Inc., Bank of America, N.A., as agent for the four lenders, and Banc of America Securities LLC, as sole lead arranger and sole book manager.	Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-30733).

Item No.	Item	Filing Method

10.27	Second Amendment and Release Agreement, dated February 20, 2001, among American Medical Systems, Inc., American Medical Systems Holdings, Inc., Bank of America, N.A., as agent for the four lenders, and Banc of America Securities LLC, as sole lead arranger and sole book manager.	Incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-30733).
10.28	Third Amendment to Credit Agreement, dated December 27, 2002, among American Medical Systems, Inc., American Medical Systems Holdings, Inc., Bank of America, N.A., as agent for the four lenders, and Banc of America Securities LLC, as sole lead arranger and sole book manager.	Filed with this Annual Report on Form 10-K.
10.29	Agreement and Plan of Merger, dated as of December 13, 2002, by and among American Medical Systems, Inc., Snowball Acquisition Corp., Cryogen, Inc. and Robert Knarr.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on December 17, 2002 (File No. 000-30733).
10.30	First Amendment to Agreement and Plan of Merger, dated December 18, 2002, by and among American Medical Systems, Inc., Snowball Acquisition Corp., Cryogen, Inc. and Robert Knarr.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 6, 2003 (File No. 000-30733).
21.1	Subsidiaries of American Medical Systems Holdings, Inc.	Filed with this Annual Report on Form 10-K.
23.1	Consent of Ernst & Young LLP.	Filed with this Annual Report on Form 10-K.
99.1	Certification Pursuant to 18 USC Sect. 1350	Filed with this Annual Report on Form 10-K.

E-4