Form 10-Q
period 2003-03-29
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2003-05-13
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 29, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:	00030733

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1978822

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10700 Bren Road West, Minnetonka, Minnesota	55343

(Address of principal executive offices)	(Zip Code)

952-930-6000

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

[ X ]	Yes	[ ]	No

     As of May 1, 2003, there were 32,731,615 shares of the registrant’s $.01 par value Common Stock outstanding.

INDEX

		Page(s)

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of December 28, 2002, and March 29, 2003	3
	Statements of Operations for the three months ended March 30, 2002, and March 29, 2003	4
	Statements of Cash Flows for the three months ended March 30, 2002, and March 29, 2003	5
	Notes to Consolidated Financial Statements	6 — 8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 — 15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Part II	OTHER INFORMATION
Item 4.	Controls and Procedures	17
Item 6.	Exhibits and Reports on Form 8-K	17
SIGNATURES		18

PART I. FINANCIAL INFORMATION

ITEM. 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 28,	March 29,
	2002	2003

Assets
Current assets
Cash and cash equivalents	$79,429	$42,767
Accounts receivable, net	27,208	27,905
Inventories	13,475	15,451
Deferred taxes	3,542	3,973
Other current assets	2,155	1,802

Total current assets	125,809	91,898
Property, plant ,and equipment, net	21,328	23,294
Goodwill, net	80,607	119,374
Intangibles, net	15,691	15,682
Deferred income taxes	3,068	2,562
Investments in technology and other assets	5,142	5,186

Total assets	$251,645	$257,996

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,000	$3,483
Accrued compensation expenses	10,246	10,148
Accrued warranty expense	4,526	4,611
Other accrued expenses	4,751	5,436
Current portion of notes payable	6,000	6,000

Total current liabilities	28,523	29,678
Long-term notes payable	18,000	16,636
Other long-term liabilities	860	444
Stockholders’ equity
Common stock, par value $.01 per share; authorized 95,000,000 shares; issued and outstanding 32,156,873 voting and 341,700 non-voting shares for December 28, 2002; and 32,334,626 voting and 341,700 non-voting shares for March 29, 2003	325	327
Additional paid-in capital	197,991	198,718
Deferred compensation	(198)	(141)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(678)	(200)
Derivative financial instruments	(459)	(201)
Retained earnings	7,281	12,735

Total stockholders’ equity	204,262	211,238

Total liabilities and stockholders’ equity	$251,645	$257,996

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF OPERATIONS
(In thousands)

	Three months through March

	2002	2003

Net sales	$34,715	$39,347
Operating expenses
Cost of goods sold	7,132	6,943
Marketing and selling	12,810	14,797
General and administrative	3,279	4,070
Research and development	2,834	3,791
Amortization of intangibles	939	1,065

Total operating expenses	26,994	30,666

Operating income	7,721	8,681
Other income (expense)
Royalty income	783	777
Other income	721	35
Interest income	433	130
Interest expense	(763)	(726)

Total other income
Income before income taxes	8,895	8,897
Income tax expense	3,478	3,443

Net income	$5,417	$5,454

Net income per share
Basic	$0.17	$0.17
Diluted	$0.16	$0.16
Weighted average common shares
Basic	32,005	32,547
Diluted	34,221	34,042

The accompanying notes are an intergral part of the consolidated financal statements.

STATEMENTS OF CASH FLOWS
(In thousands)

	Three months through March

	2002	2003

Cash flows from operating activities
Net income	$5,417	$5,454
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	950	1,383
Amortization of intangibles	939	1,065
Deferred financing costs	71	71
Noncash deferred compensation	49	36
Noncash stock-based compensation	10	10
Income tax benefit related to stock option plan	279	170
Change in net deferred taxes	108	(83)
Changes in operating assets and liabilities:
Accounts receivable	(1,271)	(461)
Inventories	986	(1,929)
Accounts payable and accrued expenses	(4,624)	(1,630)
Other assets	764	433

Net cash provided by operating activities	3,678	4,519

Cash flows from investing activities:
Purchase of property, plant and equipment	(440)	(707)
Purchase of business	—	(40,698)
Purchase of short and long-term investments	(8,889)	—
Sale of short and long-term investments	2,766	—

Net cash used in investing activities	(6,563)	(41,405)

Cash flows from financing activities
Issuance of common stock	430	570
Payments on long-term debt	(2,182)	(1,956)

Net cash used in financing activities	(1,752)	(1,386)

Effect of exchange rates	(56)	1,610

Net decrease in cash and cash equivalents	(4,693)	(36,662)
Cash and cash equivalents at beginning of period	28,755	79,429

Cash and cash equivalents at end of period	$24,062	$42,767

Supplemental disclosure
Cash paid for interest	$696	$630
Cash paid for taxes	$20	$2,427

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

The consolidated financial statements included in this Form 10-Q have been prepared by American Medical Systems Holdings Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in its Annual Report on Form 10-K for 2002. All amounts are in thousands, except per share data.

These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.

2.     Stock-Based Compensation

The Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of the Company’s employee stock options generally equals the market price of the underlying stock on the date of grant for all options granted, and thus, under APB 25, no compensation expense is recognized. However, during 2000, the Company recognized deferred compensation of $1.4 million, reflecting the excess of the fair value of the underlying stock on the date of grant over the exercise price. The deferred compensation is being amortized over vesting periods of two to four years.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months through March

(thousands, except per share data)	2002	2003

Net income, as reported	$5,417	$5,454
Add: Stock-based employee compensation expense included in reported income, net of tax effects	44	36
Subtract: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(847)	(976)

Pro forma net income	$4,614	$4,514

Earnings per share
Basic — as reported	$0.17	$0.17
Basic — pro forma	$0.14	$0.14
Diluted — as reported	$0.16	$0.16
Diluted — pro forma	$0.13	$0.13

3.     Earnings per Share

The following table presents information necessary to calculate basic and diluted earnings per common share and common share equivalents for the three months through March, 2002 and 2003.

(thousands, except per share data)	2002	2003

Earnings	$5,417	$5,454
Weighted-average shares outstanding for basic earnings per share	32,005	32,547
Dilutive effect of stock options	2,216	1,495

Adjusted weighted-average shares outstanding and assumed conversion for diluted earnings per share	34,221	34,042

Basic earnings per share	$0.17	$0.17
Diluted earnings per share	$0.16	$0.16

4.     Inventories

Inventories consist of the following:

(thousands)	December 28, 2002	March 29, 2003

Raw materials	$4,147	$5,008
Work-in process	1,938	744
Finished goods	10,138	12,308
Obsolescence allowance	(2,748)	(2,609)

Total, net	$13,475	$15,451

5.     Warranties

The Company adopted Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s accounting and disclosure requirements for guarantees, including indirect indebtedness to others” (FIN 45), during the first quarter of 2003. FIN 45 requires disclosures concerning the Company’s obligations under certain guarantees.

Many of the Company’s products are sold with warranty coverage for periods ranging from one year up to the patients lifetime. Replacement product is covered under the terms of the warranty agreement. The amount of the accrued warranty allowance is the estimate of the expected future cost of honoring our warranty obligation. Factors influencing this estimate include historical claim rates, changes in product performance, the frequency of use by the patient, and the patient’s performance expectations. Product reliability is a function of raw material properties, manufacturing processes, and surgical technique. Changes in warranty allowances during the three months ended March 2003 were as follows:

(thousands)
Balance, beginning of period	$4,526
Balance assumed from CryoGen acquisition	65
Provisions for warranty	75
Claims processed	(55)

Balance, end of period	$4,611

6.     Acquisition

During this quarter the Company completed a merger with Cryogen, Inc. under which Cryogen became a wholly-owned subsidiary of the Company. In conjunction with the merger, the Company paid the former shareholders of Cryogen $36.2 million and in addition, paid $3.8 million in acquisition-related costs of the sellers. In addition to the initial consideration for the CryoGen acquisition, CryoGen’s former shareholders may receive an earnout payment equal to three times our sales of CryoGen’s products during any four consecutive company fiscal quarters ending three years after closing, less $40 million. If our net product revenues attributable to sales of Cryogen’s products during any such four-quarter period do not exceed $13.3 million, no earnout payment will be made. The maximum amount of the earnout payment is $110 million. The primary purpose of the merger was to gain access to Cryogen’s products and technology. The consolidated financial statements of the Company for the three-month period ended March 29, 2003, include the financial results of Cryogen from December 30, 2002, the date the purchase transaction was effective, and which represents the date when the Company effectively took control of Cryogen.

Pending completion of a formal valuation study, the Company has recorded goodwill of approximately $39.4 million, including approximately $0.7 million in acquisition costs consisting of legal, accounting, and other various expenses. The allocation of the purchase price for the acquisition and other purchase accounting adjustments is as follows:

(thousands)
Total purchase price, net	$36,242
Company acquisition costs	707
Deficit of liabilities in excess of assets acquired	2,536

Goodwill	$39,485

7.     Comprehensive Income

Comprehensive income for the Company is net income adjusted for changes in value of derivative financial instruments, unrealized gains and losses on marketable securities, and foreign currency translation. Comprehensive income for the three months through March, 2002, and 2003, was:

(thousands)	2002	2003

Net income	$5,417	$5,454
Net income (loss) on derivative financial instruments, net of taxes	43	(5)
Amounts reclassified to interest expense during the period from derivative and hedging activities, net of tax	240	263
Unrealized losses on marketable securities, net of taxes	(69)	—
Cumulative translation adjustment, net of taxes	(56)	478

Comprehensive income	$5,575	$6,190

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues, and expenses; and (2) the related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates, including but not limited to, those related to accounts receivable and sales return obligations, inventories, long-lived assets, warranty, legal contingencies, and income taxes. The critical accounting policies that are most important in fully understanding and evaluating the financial condition and results of operations are discussed in our Form 10-K on file with the SEC.

RESULTS OF OPERATIONS

Overview

We manufacture and market a broad range of proprietary products for erectile restoration; other men’s health, including products for incontinence, stricture, and prostate disease; and women’s health, including products for incontinence, menorrhagia and other pelvic floor disorders. Our product development and acquisition strategy has focused on expanding our product offering and on adding less-invasive medical devices for surgeons and their patients. We estimate that nearly 18 million men and women are potential candidates for treatment with our products, although only a very small share of them ever seek treatment.

Results of Operations

The following is a discussion of the results of our operations and financial condition for the first fiscal quarter of 2003 compared to the first fiscal quarter of 2002.

Net Sales. Our erectile restoration products include several types of inflatable and non-inflatable functioning penile erectile tissue. In April 2003, we expanded our range by purchasing the Dura II line of prostheses from Endocare. For male urinary control we sell our Artificial Urinary Sphincter and the InVance sling system. For urinary stricture and BPH symptoms we sell urethral stents, surgical resection loops, and a chemical ablation system (in clinical trials in the U.S.) Our women’s health products include several products for urinary control (Artifical Urinary Sphincter, InFast, Sparc and Monarc), the Her Option products recently added with the CryoGen acquisition, and a variety of other products for pelvic vault repairs.

The following table compares net sales of our product lines between 2002 and 2003.

			Change

	2002	2003	Dollars	Percent	Share of total sales

Sales
Product line
Erectile restoration	$17,295	$17,854	$559	3.2%	50%	45%
Other men’s health
Male continence	9,028	10,283	1,255	13.9%	26%	26%
Prostate treatments	1,645	1,199	(446)	-27.1%	5%	3%

Total	10,673	11,482	809	7.5%	31%	29%
Women’s health	6,747	10,011	3,264	48.4%	19%	25%

Total	$34,715	$39,347	$4,632	13.3%	100%	100%

Geography
United States	$29,159	$32,347	$3,188	10.9%	84%	82%
Outside United States	5,556	7,000	1,444	26.0%	16%	18%

Total	$34,715	$39,347	$4632	13.3%	100%	100%

Approximately $0.9 million of the increase from 2002 to 2003 was due to changes in currency exchange rates, mainly the Euro. If these currency exchange rates in 2003 were the same as in 2002 and we had not otherwise raised prices, total sales in the first quarter of 2003 would have been $38.4 million, an increase of $3.7 million, or 10.7 percent.

Erectile restoration sales were up slightly due to price and mix changes. The 13.9 percent increase in male urinary control sales was due to a combination of unit increases, especially in the InVance sling system, and favorable currency exchange rates on sales of products in Europe. The 27.1 percent decrease in sales of other men’s health products was due to lower demand for our urethral stents for BPH. The 48.4 percent increase in sales of women’s health products was primarily due to greater unit sales of SPARC. During the quarter, we introduced our new subfascial hammock system (Monarc) to control stress urinary incontinence in two European countries. We expect to expand availability throughout the year, launching it in the United States mid-year. In 2003, women’s health products included the Her Option system which was acquired with CryoGen at the beginning of the year. Her Option is used to cure excessive uterine bleeding. Sales of these products were $0.7 million, net of allowance for returns in this quarter, and are expected to be more than $7.0 million during the full year 2003.

The following table compares the dollar and percentage change in the Statement of Operations between 2002 and 2003.

					Share of sales
	Three months				three months
	through March		Increase 2002 to 2003		through March

	2002	2003	Dollars	Percent	2002	2003

Net sales	$34,715	$39,347	$4,632	13.3%	100.0%	100.0%
Operating expenses:
Cost of sales	7,132	6,943	(189)	-2.7%	20.5%	17.6%
Marketing and sales	12,810	14,797	1,987	15.5%	36.9%	37.6%
General and administrative	3,279	4,070	791	24.1%	9.4%	10.3%
Research and development	2,834	3,791	957	33.8%	8.2%	9.6%
Amortization of intangibles	939	1,065	126	13.4%	2.7%	2.7%

Total operating expenses	26,994	30,666	3,672	13.6%	77.8%	77.9%

Operating income	7,721	8,681	960	12.4%	22.2%	22.1%
Royalty income	782	777	(5)	-0.6%	2.3%	2.0%
Other income	722	35	(687)	-95.2%	2.1%	0.1%
Interest income	433	130	(303)	-70.0%	1.2%	0.3%
Interest expense	(763)	(726)	37	-4.8%	-2.2%	-1.8%

Income before income taxes	8,895	8,897	2	0.0%	25.6%	22.6%
Income tax expense	3,478	3,443	(35)	-1.0%	10.0%	8.8%

Net income	$5,417	$5,454	$37	0.7%	15.6%	13.9%

Cost of goods sold. Cost of goods sold declined slightly as a result of supplier and mix changes. Cost of goods sold as a share of sales has benefited from relatively fixed overhead costs being spread over higher manufacturing volumes. In addition, during the first quarter of 2003, sales to outside international distributors, which generally are sold at lower prices, were a smaller percentage of total sales than in the first quarter of 2002. Future costs of goods sold will depend on production levels and product mix.

Marketing and selling. Most of the increase in marketing and selling costs, compared to the first quarter of 2002, were to support marketing and selling of Her Option product, which we have been selling since the acquisition of CryoGen. Other selling and marketing expenses increased by 20 percent of the sales increase from non-CryoGen products. We expect selling and marketing expense to continue to increase at about 20 percent of the sales increase going forward.

General and administrative. Cost increases in 2003 compared to 2002 were due to approximately $0.5 million of additional costs related to the CryoGen acquisition on December 30, 2002, and $0.4 million of costs related to information technology to support the extension of systems to our European offices. We expect spending in general and administrative to increase in 2003 compared to 2002 due to the acquisition of CryoGen.

Research and development. Research and development expense includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. Approximately a third of the increase over 2002 was for Her Option products, and the remainder was to develop and test other products. We expect total spending in research and development to increase in 2003 compared to 2002 and, longer term, to be in the range of 8 to 10 percent of net sales. In addition, costs in this area could vary as a result of spending on purchased technologies as new opportunities are discovered.

Royalty income. Most of our royalty income is from the license of our stent-delivery technology for medical use outside urology.

Other income. On January 1, 2002, we terminated the AMS Retirement Annuity Plan. In conjunction with this termination, we contributed approximately $5.8 million to the pension trust and recorded a gain on pension plan termination of $0.7 million. Substantially all of the remainder of other income and expense relates to exchange gains and losses resulting from the weakening and strengthening of foreign currencies, mainly the Euro, against the U.S. dollar and relate to translating foreign denominated inter-company receivables to current rates.

Interest income. Interest income was lower in 2003 than in 2002 due to lower levels of investments and returns. Investment levels were reduced by approximately $40.0 million used for the CyroGen acquisition.

Net income. Increases in net income in 2003 resulted from the increase in sales while maintaining control over operating costs, all of which are described above. Net income in 2003 was net of after-tax losses from the newly acquired CyroGen operations, without which net income would have increased 34 percent to $6.7 million, or $.20 per share.

Liquidity and Capital Resources

Cash and cash equivalents were $42.8 million as of March 29, 2003, compared to $79.4 million as of December 28, 2002. This decrease is due primarily to the cash paid for the CryoGen acquisition, offset somewhat by cash from operations. Each of these are described below.

Cash flows from operating activities. Cash flow provided by operating activities totaled $4.5 million in the first quarter of fiscal 2003. Net income plus the non-cash expenses of depreciation and amortization totaled $7.9 million. Changes in operating assets and liabilities were a use of cash totaling approximately $3.6 million

Cash flows from investing activities. On December 30, 2002, we acquired CryoGen, Inc. for cash payments totaling approximately $36.2 million paid to CryoGen shareholders and $3.8 million paid to CryoGen creditors. In addition, we incurred approximately $0.7 million of capitalized acquisition expenses. During the first quarter of 2003, we purchased equipment for $0.7 million and we expect capital expenditures to continue in the range of $2.0 to $3.0 million annually.

Cash flows from financing activities. We have a senior credit facility, which consists of term debt and a $15 million revolving line of credit. The senior credit facility expires in March 2006. This facility is secured by substantially all of our assets, and contains restrictions concerning the payment of dividends, incurrence of additional debt, and capital expenditures. In addition, we are subject to, and in compliance with, certain financial covenants including ratios related to fixed charges coverage and leverage. During the first quarter of 2003, we made a regular principal payment of $1.4 million bringing the quarter-end balance to $22.6 million. In addition to the above senior credit facility payment made during the first quarter of 2003, we paid $0.6 million of debt acquired as part CryoGen on December 30, 2002.

The following table sets forth the future payment obligations under our senior credit facility:

	Payments due by period

		Less than	One to	Four to
(amounts in thousands)	Total	one year	three years	five years

Future payment obligation	$22,636	$6,000	$16,636	$—

During the first quarter of 2003, we received $0.6 million from issuing common stock related to our Employee Stock Purchase Plan and exercises of options under our Equity Incentive Plan.

Cash Commitments

In addition to the initial consideration for the CryoGen acquisition, CryoGen’s former shareholders may receive an earnout payment equal to three times our sales of CryoGen’s products during any four consecutive company fiscal quarters ending three years after closing, less $40 million. If our net product revenues attributable to sales of Cryogen’s products during any such four-quarter period do not exceed $13.3 million, no earnout payment will be made. The maximum amount of the earnout payment is $110 million. This transaction is more fully described in our form 8-K filed with the SEC on January 6, 2003.

On April 7, 2003 shortly after the close of our first quarter, we acquired the Dura II line of erectile restoration products from Endocare, Inc. for $2.0 million. The transaction includes all related intellectual property, production equipment, and current Dura II inventory. See Exhibit 10.2 as filed with this document.

We believe that funds generated from operations, together with our balances in cash and cash equivalents and funds available under our senior credit facility, will be sufficient to finance current operations and planned capital expenditure requirements for at least the next 12 months.

Certain Important Factors

There are several important factors that could cause our actual results to differ materially from our anticipated results. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

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

Increased Supply of Sling Material

In the past we have provided human cadaveric dermis as a service in conjunction with the sale of our sling procedure kits for urinary incontinence. Currently, the supply of human tissue is not sufficient to meet demand. We are supplying porcine dermis that can be used with our sling procedure kits and are developing new sources of supply for human dermis, but we cannot assure you that these supplies will be sufficient to meet our customers’ demands and sales of certain sling procedure kits may continue to decline.

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

We also make all of our SEC filings, such as our annual, quarterly and current reports and proxy statements, available to the public free from charge on our website www.AmericanMedicalSystems.com. Our website is not intended to be, and is not, a part of this Quarterly Report on Form 10-Q. We place our SEC filings on our website on the same day as we file such material with the SEC. In addition, we will provide electronic or paper copies of our SEC filings (excluding exhibits) to any AMS stockholder free of charge upon receipt of a written request for any such filing. All requests for our SEC filings should be sent to the attention of Investor Relations at American Medical Systems, Inc., 10700 Bren Road West, Minnetonka, Minnesota 55343.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Hedging. We hedged a portion of our original $65.0 million variable rate term note, as required by our senior credit facility, by entering into an interest rate swap agreement in which we agreed to exchange, at specified intervals, the calculated difference between the fixed interest rate of the swap and the variable interest rate on a portion of our debt. This interest rate swap agreement expires June 30, 2003. We expect that pre-tax costs totaling approximately $0.4 million, which are recorded in accumulated other comprehensive income at March 29, 2003, and represent the difference between the fixed rate of the swap agreement and variable interest of the term note, will be recognized within the next twelve months as part of interest expense. At March 29, 2003, the fair value of the interest rate swap, based upon quoted market prices for contracts with similar maturities, was approximately $0.4 million.

Currency fluctuations. Our operations outside of the United States are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at quarter-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Item No.	Item	Method of Filing

10.1	2000 Equity Incentive Plan, as amended	Filed with this Report.
10.2	Agreement of Purchase and Sale, dated April 17, 2003, among American Medical Systems, Inc., Endocare, Inc. and Timm Medical Technologies, Inc.	Filed with this Report.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

b) Reports on Form 8-K

On January 6, 2003, we filed a Current Report on Form 8-K reporting that we had completed our acquisition of CryoGen, Inc.

On March 17, 2003, we filed a Current Report on Form 8-K with the pro forma financial statements relating to our acquisition of CryoGen, Inc.

On April 28, 2003, we filed a Current Report on Form 8-K furnishing our press release dated April 23, 2003, announcing results of operations for the quarter ended March 29, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC

May 13, 2003	By	/s/ Douglas W. Kohrs

Date		Douglas W. Kohrs Chief Executive Officer

May 13, 2003	By	/s/ M. James Call

Date		M. James Call Executive Vice President and Chief Financial Officer and Principal Accounting Officer

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

Date: May 13, 2003

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

Date: May 13, 2003
By: /s/ M. James Call
	Name:	M. James Call
	Title:	Executive Vice President, Chief Financial Officer and Secretary