Form 10-Q
period 2003-06-28
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2003-08-11
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [  ] No

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes  [  ] No

          As of August 1, 2003, there were 32,940,739 shares of the registrant’s $.01 par value Common Stock outstanding.

INDEX

		Page(s)

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of December 28, 2002, and June 28, 2003	3
	Statements of Operations for the three and six months ended June 29, 2002, and June 28, 2003	4
	Statements of Cash Flows for the six months ended June 29, 2002, and June 28, 2003	5
	Notes to Consolidated Financial Statements	6 - 9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
Part II.	OTHER INFORMATION
Item 4.	Shareholder Votes	18
Item 6.	Exhibits and Reports on Form 8-K	19
SIGNATURES		20

PART I. FINANCIAL INFORMATION

ITEM. 1. FINANCIAL STATEMENTS

American Medical Systems Holdings Inc.
Consolidated Balance Sheets
(In thousands)

	December 28, 2002	June 28, 2003

Assets
Current assets
Cash and equivalents	$79,429	$44,399
Accounts receivable, net	27,208	29,938
Inventories	13,475	17,160
Deferred taxes	3,542	4,607
Other current taxes	2,155	1,037

Total current assets	125,809	97,141
Property, plant and equipment, net	21,328	24,484
Goodwill, net	80,607	115,139
Intangibles, net	15,691	23,292
Deferred income taxes	3,068	—
Investment in technology and other assets	5,142	5,064

Total assets	$251,645	$265,120

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,000	$3,123
Accrued compensation expenses	10,246	10,373
Accrued warranty expense	4,526	4,591
Other accrued expenses	4,751	4,356
Current portion of notes payable	6,000	6,546

Total current liabilities	28,523	28,989
Long-term notes payable	18,000	14,727
Deferred income taxes	—	1,571
Other long-term liabilities	860	—
Stockholders’ equity
Common stock, par value $0.1 per share; authorized 95,000,000 shares; issued and outstanding 32,156,873 voting and 341,700 non-voting shares for December 28, 2002; and 32,554,151 voting and 341,700 non-voting shares for June 28, 2003	325	329
Additional paid-in capital	197,991	200,142
Deferred compensation	(198)	(104)
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	(678)	394
Derivative financial instruments	(459)	—
Retained earnings	7,281	19,072

Total stockholders’ equity	204,262	219,833

Total liabilities and stockholders’ equity	$251,645	$265,120

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings Inc.
Statements of Operations
(In thousands, except per share data)

	Three months through June		Six months through June

	2002	2003	2002	2003

Sales	$36,330	$42,224	$71,045	$81,571
Operating expenses
Cost of goods sold	7,120	7,381	14,252	14,324
Marketing and selling	13,108	16,984	25,918	31,781
Research and development	3,197	3,483	6,031	7,274
General and administrative	3,357	3,845	6,636	7,915
Amortization of intangibles	939	1,039	1,878	2,104

Total operating expenses	27,721	32,732	54,715	63,398
Operating income	8,609	9,492	16,330	18,173
Other income (expense)
Royalty income	747	687	1,530	1,464
Other income	445	286	1,166	321
Interest income	325	112	758	242
Interest expense	(718)	(698)	(1,481)	(1,424)

Income before income taxes	9,408	9,879	18,303	18,776
Income tax expense	3,678	3,542	7,156	6,985

Net income	$5,730	$6,337	$11,147	$11,791

Net income per share
Basic	$0.18	$0.19	$0.35	$0.36
Diluted	$0.17	$0.19	$0.33	$0.35
Weighted average common shares used in calculation
Basic	32,171	32,800	32,072	32,673
Diluted	34,245	34,077	34,244	34,057

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings Inc.
Consolidated Statements of Cash Flow
(In thousands)

	Six months through June

	2002	2003

Cash flows from operating activities
Net income	$11,147	$11,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,028	2,865
Amortization of intangibles	1,874	2,104
Deferred financing costs	135	135
Non-cash deferred compensation	6	16
Non-cash stock-based compensation	96	72
Income tax benefit related to stock option plan	542	892
Change in net deferred taxes	2,231	(992)
Changes in operating assets and liabilities:
Accounts receivable	(723)	(1,270)
Inventories	938	(2,166)
Accounts payable and accrued expenses	(9,490)	(3,039)
Other assets	78	1,320

Net cash provided by operating activities	8,862	11,728

Cash flows from investing activities
Purchase of property, plant and equipment	($920)	($1,599)
Purchases of businesses	—	(43,069)
Purchase of short and long-term investments	(9,446)	—
Sale of short and long-term investments	6,375	—

Net cash used in investing activates	(3,991)	(44,668)

Cash flows from financing activities:
Issuance of common stock	$991	$1,269
Payments on long-term debt	(3,546)	(3,319)

Net cash used in financing activities	(2,555)	(2,050)

Effect of exchange rates	411	(40)

Net increase (decrease) in cash and cash equivalents	$2,727	($35,030)
Cash and cash equivalents at beginning of period	28,755	79,429

Cash and cash equivalents at end of period	$31,482	$44,399

Supplemental disclosure
Cash paid for interest	$1,136	$1,301
Cash paid for taxes	$6,688	$6,641

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The consolidated financial statements included in this Form 10-Q have been prepared by American Medical Systems Holdings Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of the company and its subsidiaries, and all significant inter-company accounts and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in its Annual Report on Form 10-K for 2002. All amounts are in thousands, except per share data.

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

	Six months through June

	2002	2003

Net income, as reported	$11,147	$11,791
Add: Stock-based employee compensation expense included in reported income, net of tax effects	88	72
Subtract: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(1,694)	(2,080)

Pro forma net income	$9,541	$9,783

Earnings per share:
As reported
Basic	$0.35	$0.36
Diluted	$0.33	$0.35
Pro forma
Basic	$0.30	$0.29
Diluted	$0.28	$0.29

3. Earnings per Share

The following table presents information necessary to calculate basic and diluted earnings per common share and common share equivalents for the three and six months through June, 2002 and 2003.

	Three months through June		Six months through June

	2002	2003	2002	2003

Earnings	$5,730	$6,337	$11,147	$11,791
Weighted-average shares outstanding for basic earnings per share	32,171	32,800	32,072	32,673
Dilutive effect of stock options	2,074	1,277	2,172	1,384

Adjusted weighted-average shares outstanding and assumed conversion for diluted earnings per share	34,245	34,077	34,244	34,057

Basic earnings per share	$0.18	$0.19	$0.35	$0.36
Diluted earnings per share	$0.17	$0.19	$0.33	$0.35

4. Inventories

Inventories consist of the following:

	December 28, 2002	June 28, 2003

Raw materials	$4,147	$4,863
Work-in process	1,938	3,184
Finished goods	10,138	11,580
Obsolescence allowance	(2,748)	(2,467)

Total, net	$13,475	$17,160

5. Warranties

The Company adopted Financial Accounting Standards Board Interpretation No. 45 Guarantor’s accounting and disclosure requirements for guarantees, including indirect indebtedness to others (FIN 45), during the first quarter of 2003. FIN 45 requires disclosures concerning the Company’s obligations under certain guarantees.

Many of the Company’s products are sold with warranty coverage for periods ranging from one year up to the patient’s lifetime. Replacement product is covered under the terms of the warranty agreement. The amount of the accrued warranty allowance is the estimate of the expected future cost of honoring warranty obligations. Factors influencing this estimate include historical claim rates, changes in product performance, the frequency of use by the patient, and the patient’s performance expectations, surgical infection rates and product reliability are functions of raw material properties, manufacturing processes, and surgical technique. Beginning and ending balances, and other changes in warranty allowances during the six months through June 2003 were as follows:

Balance at beginning of period	$4,526
Balance assumed from CryoGen acquisition	65
Provisions for warranty	150
Claims processed	(150)

Balance at end of period	$4,591

6. Acquisitions

CryoGen

On December 30, 2003, the Company completed a merger with CryoGen, Inc. under which CryoGen became a wholly-owned subsidiary of the Company. In conjunction with the merger, the Company paid the former shareholders of CryoGen $36.2 million and paid $3.8 million in acquisition-related costs of the sellers. In addition to the initial consideration for the CryoGen acquisition, CryoGen’s former shareholders may receive an earnout payment equal to three times sales of CryoGen’s products during any four consecutive company fiscal quarters ending three years after closing, less $40 million. If net product revenues attributable to sales of CryoGen’s products during any such four-quarter period do not exceed $13.3 million, no earnout payment will be made. The maximum amount of the earnout payment is $110 million. The primary purpose of the merger was to gain access to CryoGen’s products and technology. The consolidated financial statements of the Company for the three and six-month periods ended June 28, 2003, include the financial results of CryoGen from December 30, 2002, the date the purchase transaction was effective, and which represents the date when the Company effectively took control of CryoGen.

The Company has received a preliminary formal valuation study of this acquisition. Based on this preliminary study, the Company has recorded goodwill of approximately $28.5 million, including approximately $0.9 million in acquisition costs consisting of legal, accounting, and other expenses. The allocation of the purchase price for the acquisition and other purchase accounting adjustments is as follows:

Total acquisition cost

Purchase price	$36,242
Company acquisition costs	896
Deficit of liabilities in excess of assets acquired	2,536

Total	39,674
Less amounts allocated to:
Developed technology	(9,400)
Fixed assets	(1,752)
Inventory	(14)

Goodwill	$28,508

Dura II

On April 7, 2003, the Company acquired the Dura II line of erectile restoration products from Endocare, Inc. The Company paid Endocare $2.2 million for all intellectual property, production equipment, and current Dura II inventory.

The Company intends to do an internal valuation study of this product acquisition. The Company has recorded goodwill of approximately $1.8 million, including acquisition costs consisting of legal services. The allocation of the purchase price for the acquisition is as follows:

Acquisition cost

Purchase price	$2,150
Company acquisition costs	26

Total	2,176
Less amounts allocated to:
Fixed assets	(28)
Inventory	(351)

Goodwill	$1,797

7. Comprehensive Income

Comprehensive income for the Company is net income adjusted for changes in value of derivative financial instruments, unrealized gains and losses on marketable securities, and foreign currency translation. Comprehensive income for the six months through June, 2002 and 2003, were:

	Six months through June

(in thousands)	2002	2003

Net income	$11,147	$11,791
Net loss on derivative financial
instruments, net of taxes	(42)	(5)
Amounts reclassified to interest expense during the period from derivative and hedging activities, net of taxes	481	464
Unrealized losses on marketable securities, net of taxes	(69)	—
Cumulative translation adjustment	780	1,072

Comprehensive income	$12,297	$13,322

8. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires companies that control another entity through interests other than voting interests to consolidate the controlled entity. FIN 46 was effective immediately for variable interest entities created, or in which the company obtains an interest, after January 31, 2003. For all variable interest entities created on or before January 31, 2003, the provisions are effective July 31, 2003. The Company is evaluating the impact of this interpretation.

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

Critical Accounting Policies and Estimates

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues, and expenses; and (2) the related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates, including but not limited to, those related to accounts receivable and sales return obligations, inventories, long-lived assets, warranty, legal contingencies, and income taxes. The critical accounting policies that are most important in fully understanding and evaluating the financial condition and results of operations are discussed in our most recent Annual Report on Form 10-K on file with the SEC.

RESULTS OF OPERATIONS

Overview

We manufacture and market a broad range of proprietary products for erectile restoration; other men’s health, including products for incontinence, stricture, and prostate disease; and women’s health, including products for incontinence, menorrhagia, and other pelvic floor disorders. Our product development and acquisition strategy has focused on expanding our product offering and on adding less-invasive medical devices for surgeons and their patients. We estimate that nearly 18 million men and women are potential candidates for treatment with our products, although only a very small share of them ever seek treatment.

Results of Operations

The following is a discussion of the results of our operations and financial condition for the second fiscal quarter and first six months of 2003 compared to the second fiscal quarter and first six months of 2002. On August 11, we announced our decision to move the work currently done at our San Diego facility to our Minnetonka facility. Continued growth of this business will depend on our ability to retain key employees, move manufacturing, product development and service, and other critical functions, and our ability to obtain appropriate FDA and other regulatory approvals to carry on manufacturing and related activities in Minnetonka. We expect this move will increase our operating costs during the transition period, and will reduce operating costs thereafter.

Net Sales. Our erectile restoration products include several types of inflatable and non-inflatable prostheses to replace non-functioning penile erectile tissue. In April 2003, we expanded our range of erectile restoration products by purchasing the Dura II line of prostheses from Endocare. For male urinary control we sell our Artificial Urinary Sphincter and the InVance sling system. For urethral stricture and BPH symptoms we sell urethral stents, surgical resection loops, and a chemical ablation system (in clinical trials in the U.S.). Our women’s health products include several products for urinary control (Urinary Sphincter, InFast, Sparc, and Monarc), the Her Option products recently added with the CryoGen acquisition, and a variety of other products for pelvic vault repairs.

The following table compares net sales of our product lines between 2002 and 2003.

	Three months through June				Six months through June
			Increase				Increase
	2002	2003	(Decrease)%		2002	2003	(Decrease)%

Erectile restoration	$17,793	$17,964	$171	1.0%	$35,089	$35,818	$729	2.1%
Men’s health
Male urinary control	9,117	10,727	1,610	17.7%	18,134	21,010	2,876	15.9%
Other	1,670	1,309	(361)	-21.6%	3,313	2,508	(805)	-24.3%
Women’s health	7,750	12,224	4,474	57.7%	14,509	22,235	7,726	53.2%

Total	$36,330	$42,224	$5,894	16.2%	$71,045	$81,571	$10,526	14.8%

Sales within the United States	$29,668	$33,919	$4,251	14.3%	$58,827	$66,266	$7,439	12.6%
Sales outside the United States	6,662	8,305	1,643	24.7%	12,218	15,305	3,087	25.3%

Total	$36,330	$42,224	$5,894	16.2%	$71,045	$81,571	$10,526	14.8%

Share of total sales:
Erectile restoration	49%	43%			49%	44%
Men’s health
Male urinary control	25%	25%			26%	26%
Other	5%	3%			5%	3%
Women’s health	21%	29%			20%	27%

Total	100%	100%			100%	100%
Sales within the United States	82%	80%			83%	81%
Sales outside the United States	18%	20%			17%	19%

Total	100%	100%			100%	100%

Approximately $1.1 million of the increase during the three months ended June 2003 and $2.0 million of the increase in the six months ended June 2003 was due to changes in currency exchange rates, mainly the Euro. If these currency exchange rates in 2003 were the same as in 2002, and we had not otherwise raised prices, total sales in the second quarter of 2003 would have been $41.1 million, an increase of $4.8 million, or 13.2 percent, and total sales for the six months through June 2003 would have been $79.6 million, an increase of $8.5 million, or 12.0 percent.

Erectile restoration sales in the three and six-month periods ended June 2003 were up slightly due to price and mix changes. The increases in sales of male urinary control products were due to a combination of unit increases, especially in the InVance sling system, and favorable currency exchange rates on sales of products in Europe. The decline in sales of other men’s health products were due to lower demand for our urethral stents for BPH. The increases in sales of women’s health products were primarily due to greater unit sales, primarily SPARC and Monarc, and to a lesser extent, sales of Her Option products. Sales of Her Option products (used to cure excessive uterine bleeding) were approximately $1.0 million and $1.8 million, net of allowance for returns, in the three and six-month periods ended June 2003.

The following table compares the dollar and percentage change in the Statement of Operations between 2002 and 2003.

	Three months through June				Six months through June
			Increase				Increase
	2002	2003	(Decrease)%		2002	2003	(Decrease)%

Net sales	$36,330	$42,224	$5,894	16.2%	$71,045	$81,571	$10,526	14.8%
Operating expenses:
Cost of sales	7,120	7,381	261	3.7%	14,252	14,324	72	0.5%
Marketing and sales	13,108	16,984	3,876	29.6%	25,918	31,781	5,863	22.6%
Research and development	3,197	3,483	286	8.9%	6,031	7,274	1,243	20.6%
General and administrative	3,357	3,845	488	14.5%	6,636	7,915	1,279	19.3%
Amortization of intangibles	939	1,039	100	10.6%	1,878	2,104	226	12.0%

Total operating expenses	27,721	32,732	5,011	18.1%	54,715	63,398	8,683	15.9%

Operating income	8,609	9,492	883	10.3%	16,330	18,173	1,843	11.3%
Royalty income	747	687	(60)	-8.0%	1,530	1,464	(66)	-4.3%
Other income	445	286	(159)	-35.7%	1,166	321	(845)	-72.5%
Interest income	325	112	(213)	-65.5%	758	242	(516)	-68.1%
Interest expense	(718)	(698)	20	2.8%	(1,481)	(1,424)	57	3.8%

Income before income taxes	9,408	9,879	471	5.0%	18,303	18,776	473	2.6%
Income tax expense	3,678	3,542	136	3.7%	7,156	6,985	171	2.4%

Net income	$5,730	$6,337	$607	10.6%	$11,147	$11,791	$644	5.8%

Cost of goods sold. Cost of goods sold declined as a percentage of sales as a result of volume, mix changes, and favorable foreign currency exchange rates. Cost of goods sold as a share of sales has benefited from relatively fixed overhead costs being spread over higher manufacturing volumes. Future cost of goods sold will depend on production levels and product mix.

Marketing and selling. Approximately half of the cost increase during the three and six months ended June 2003 compared to the same periods in 2002 were due to our support of Her Option products. In addition, during the second quarter of 2003, we incurred approximately $0.7 million of costs to consolidate much of our European operations into a new shared service center in Amsterdam. We expect selling and marketing expense to continue to increase at about 20 percent of the sales increase going forward. In addition, we expect to incur approximately $0.3 million of additional costs related to the European headquarters move which should be completed by September 2003.

Research and development. Research and development expense includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. Cost increases during the three months through June 2003 compared to the same period in 2002 were to support Her Option products. Increased spending for the six-month period was for Her Option and other products. We expect total spending in research and development to increase in 2003 compared to 2002, and longer term, to be in the range of 8 to 10 percent of net sales. In addition, costs in this area could vary as a result of spending on purchased technologies as new opportunities are discovered.

General and administrative. Cost increases during the three and six-month periods ended June 2003 compared to the same periods in 2002 were due to approximately $0.3 million and $0.8 million of additional costs related to the CryoGen acquisition and $0.2 million and $0.5 million to support the extension of systems to our European offices. These cost increases were partially offset by approximately $0.3 million and $0.5 million lower spending on outside professional services. We expect spending in general and administrative to continue higher in 2003 compared to 2002 due but to generally decline as a share of sales.

Amortization of intangibles. During the second quarter of 2003, we started amortizing the definite-lived intangible assets from the CryoGen acquisition. This additional amortization was partially offset by a change in estimate of useful life for the worldwide distribution rights to DermMatrix, a porcine graft material used in sling and pelvic prolapse procedures. We expect amortization of intangibles to be approximately $1.2 million in future quarters.

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

Interest expense. We hedged a portion of our original $65.0 million variable rate term note, as required by our senior credit facility, by entering into an interest rate swap agreement in which we agreed to exchange, at specified intervals, the calculated difference between the fixed interest rate of the swap and the variable interest rate on a portion of our debt. This interest rate swap agreement expired June 30, 2003. Pre-tax losses totaling $0.4 million and $0.8 million in the three and six-month periods ended June 2003 were recorded as interest expense. We did not renew the swap agreement and do not expect those swap-related expenses going forward.

Income taxes. We believe our use of certain federal tax credits will result in a lower effective tax rate for 2003 then in 2002. During the second quarter of 2003 we adjusted our provision for income taxes to reflect our current estimate of our tax liability.

Net income. Increases in net income in 2003 resulted from the increase in sales while maintaining control over operating costs, all of which are described above.

Liquidity and Capital Resources

Cash and cash equivalents were $44.4 million as of June 28, 2003, compared to $79.4 million as of December 28, 2002. This decrease is due primarily to the cash paid for the CryoGen acquisition, offset somewhat by cash from operations. Each of these is described below.

Cash flows from operating activities. Cash flow provided by operating activities totaled $11.7 million in the first six months of fiscal 2003. Net income plus the non-cash expenses of depreciation and amortization totaled $16.8 million. Changes in operating assets and liabilities were a use of cash totaling approximately $5.2 million.

Cash flows from investing activities. On December 30, 2002, we acquired CryoGen, Inc. for cash payments totaling approximately $36.2 million paid to CryoGen shareholders and $3.8 million paid to CryoGen creditors. In addition, we incurred approximately $0.9 million of capitalized acquisition expenses. On April 7, 2003, we acquired the Dura II erectile restoration product line from Endocare, Inc. for $2.2 million. During the first six months of 2003, we purchased equipment for $1.6 million. We expect capital expenditures to continue in the range of $2.0 to $3.0 million annually.

Cash flows from financing activities. We have a senior credit facility, which consists of term debt and a $15 million revolving line of credit. The senior credit facility expires in March 2006. This facility is secured by substantially all of our assets, and contains restrictions concerning the payment of dividends, incurrence of additional debt, and capital expenditures. In addition, we are subject to, and in compliance with, certain financial covenants including ratios related to fixed charges coverage and leverage. During the first six months of 2003, we made regular principal payments of $2.7 million bringing the quarter-end balance to $21.3 million. In addition to the above senior credit facility payments made during 2003, we paid $0.6 million of debt acquired as part CryoGen on December 30, 2002.

The following table sets forth the future payment obligations under our senior credit facility:

	Payments due by period

		Less than	One to	Four to
	Total	one year	three years	five years

Future payment obligation	$21,273	$6,546	$14,727	—

During the first six months of 2003, we received $1.3 million from issuing common stock under our Employee Stock Purchase Plan and exercises of options under our Equity Incentive Plan.

Cash Commitments

In addition to the initial consideration for the CryoGen acquisition, CryoGen’s former shareholders may receive an earn-out payment equal to three times our sales of CryoGen’s products during any four consecutive quarters ending three years after closing, less $40 million. If our net product revenues attributable to sales of Cryogen’s products during any such four-quarter period do not exceed $13.3 million, no earn-out payment will be made. The maximum amount of the earn-out payment is $110 million. This transaction is more fully described in our form 8-K filed with the SEC on January 6, 2003.

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

Continued Physician Use and Endorsement of our Products

In order for us to sell our products, physicians must recommend and endorse them. We may not obtain the necessary recommendations or endorsements from physicians. Many of the products we acquired or are developing are based on new treatment methods. Acceptance of our products is dependent on educating the medical community as to the distinctive characteristics, perceived benefits, clinical efficacy, and cost-effectiveness of our products compared to competitive products, and on training physicians in the proper application of our products. For example, during 2003 we have committed significant marketing and selling resources to making the Monarc sub-fascial hammock for urinary incontinence, and Her Option therapy for excessive uterine bleeding available to physicians and their patients. We believe both of these products address major market opportunities, but if we are unsuccessful in marketing either of them, our sales and earnings may be below expectations.

Successful Introduction of New Products and Product Improvements

As part of our growth strategy, we intend to introduce a number of new products and product improvements. If we do not timely introduce these new products and product improvements, or they are not well-accepted by the market, our growth will suffer.

Continued Use of Non-Invasive Treatment Alternatives

We predominantly sell devices and kits for invasive or minimally invasive surgical procedures. If patients do not accept our products, our sales may decline. Patient acceptance of our products depends on a number of factors, including the failure of non-invasive therapies, the degree of invasiveness involved in the procedures using our products, the rate and severity of complications and other adverse side effects from the procedures using our products. Patients are more likely first to consider non-invasive alternatives to treat their urological disorders. The introduction of new oral medications or other less-invasive therapies may cause our sales to decline.

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

Supplier Risks

Many of our products are dependent on raw materials from one or two suppliers who may not be able to meet our demands or who may decide to stop supplying us because of their concerns about product liability claims or other reasons. Losing any of these raw material suppliers could have a material adverse effect on our sales and income.

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

Potential Product Recalls

In the event that any of our products were defective, we could voluntarily recall, or the FDA could require us to redesign or implement a recall of, any defective product. There is a possibility that we may recall products in the future and that future recalls could result in significant costs to us and in significant negative publicity which could harm our ability to market our products in the future.

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

Acquisition Integration

On December 30, 2002, we acquired CryoGen Inc., which we have maintained as a San Diego-based subsidiary. On August 11 we announced our decision to move the work to our Minnetonka facility. Continued growth of this business will depend on our ability to retain key employees, move manufacturing, product development and service, and other critical functions, and our ability to obtain appropriate FDA and other regulatory approvals to carry on manufacturing and related activities in Minnetonka.

Seasonality

Our business is seasonal, with the third quarter of each year typically having the lowest sales and earnings, and fourth quarter of each year typically having the highest sales and earnings. There can be no assurance that future seasonal fluctuations will not vary from this pattern or that these or other variations will not adversely affect our business and results of operations.

ADDITIONAL INFORMATION ON AMS

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly, and current reports, and proxy and information statements. You are advised to read this report in conjunction with the other reports, proxy statements, and other documents we file from time to time with the SEC. If you would like more information regarding AMS, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC’s website. The address of this website is http://www.sec.gov.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Hedging. We hedged a portion of our original $65.0 million variable rate term note, as required by our senior credit facility, by entering into an interest rate swap agreement in which we agreed to exchange, at specified intervals, the calculated difference between the fixed interest rate of the swap and the variable interest rate on a portion of our debt. This interest rate swap agreement expired June 30, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries, which we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, was made known to them by others within those entities and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b)	Changes in internal controls over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control over financial reporting that occurred during our last fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	Our annual meeting of stockholders was held on May 7, 2003.

(b)	Douglas W. Kohrs, Thomas E. Timbie, and Elizabeth H. Weatherman were re-elected as directors of the company. Albert Jay Graf, David W. Stassen, and Christopher H. Porter continued their terms as directors after the meeting.

(c)	At the annual meeting, our stockholders were presented with and asked to vote upon two proposals: (1) to elect three directors, all incumbent directors, to serve for three-year terms, or until their successors are elected and duly qualified; (2) to amend our 2000 Equity Incentive Plan to increase the number of shares reserved for issuance under this plan from 5,355,000 to 7,355,000 shares.

     The names of these nominees for director and voting results are:

	Votes	Votes	Votes	Broker
Name	For	Against	Withheld	Non-Votes

Douglas W. Kohrs	24,410,444	0	6,005,647	0

Thomas E. Timbie	28,313,032	0	2,103,059	0

Elizabeth H. Weatherman	28,969,984	0	1,446,107	0

24,680,805 shares were voted for the proposal to increase the shares reserved for issuance under the 2000 Equity Incentive Plan; 3,180,775 shares were voted against the proposal; 4,675 shares abstained from voting on the proposal; and 2,549,835 shares were represented by broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Item No.	Item	Method of Filing

10.1	2000 Equity Incentive Plan, as amended	Filed with this Report.

10.2	Agreement of Purchase and Sale, dated April 17, 2003, among American Medical Systems, Inc., Endocare, Inc. and Timm Medical Technologies, Inc.	Filed with this Report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

b)	Reports on Form 8-K

          The Company filed a currant report of Form-8 on August 5, 2003 furnishing a press release reporting its financial results for the quarter ended June 28, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC

August 11, 2003	By	\s\ Douglas W. Kohrs

Date		Douglas W. Kohrs Chief Executive Officer

August 11, 2003	By	\s\ M. James Call

Date		M. James Call Executive Vice President and Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1	2000 Equity Incentive Plan, as amended	Filed with this Report.

10.2	Agreement of Purchase and Sale, dated April 17, 2003, among American Medical Systems, Inc., Endocare, Inc. and Timm Medical Technologies, Inc.	Filed with this Report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.