Form 10-Q
period 2003-09-27
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2003-11-12
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 27, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	00030733

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC. (Exact name of registrant as specified in its charter)

Delaware	41-1978822

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10700 Bren Road West, Minnetonka, Minnesota	55343

(Address of principal executive offices)	(Zip Code)

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

☒ Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

     As of November 10, 2003, there were 33,070,117 shares of the registrant’s Common Stock, $.01 par value outstanding.

INDEX

		Page(s)

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of December 28, 2002, and September 27, 2003	3

	Consolidated Statements of Operations for the three and nine months ended September 28, 2002, and September 27, 2003	4

	Consolidated Statements of Cash Flows for the nine months ended September 28, 2002, and September 27, 2003	5

	Notes to Consolidated Financial Statements	6 - 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

Part II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	20

SIGNATURES		20

Exhibit 31.1	Section 302 Certification — CEO	21-22

Exhibit 31.2	Section 302 Certification — CFO	23-24

Exhibit 32.1	Section 906 Certification	25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Medical Systems Holdings Inc.
Consolidated Balance Sheets
(In thousands)

	December 28, 2002	September 27, 2003

		(Unaudited)
Assets
Current assets
Cash and equivalents	$79,429	$53,949
Accounts receivable, net	27,208	29,823
Inventories	13,475	18,688
Deferred taxes	3,542	3,476
Other current assets	2,155	3,336

Total current assets	125,809	109,272
Property, plant and equipment, net	21,328	24,505
Goodwill, net	80,607	101,208
Intangibles, net	15,691	22,075
Deferred income taxes	3,068	11,151
Investment in technology and other assets	5,142	5,150

Total assets	$251,645	$273,361

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,000	$3,966
Accrued compensation expenses	10,246	11,251
Accrued warranty expense	4,526	4,568
Other accrued expenses	4,751	5,306
Current portion of notes payable	6,000	6,750

Total current liabilities	28,523	31,841
Long-term notes payable	18,000	12,886
Other long-term liabilities	860	—
Stockholders’ equity
Common stock, par value $.01 per share; authorized 95,000,000 shares; issued and outstanding 32,156,873 voting and 341,700 non-voting shares at December 28, 2002; and 33,042,756 voting shares at September 27, 2003	325	330
Additional paid-in capital	197,991	201,273
Deferred compensation	(198)	(65)
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	(678)	1,083
Derivative financial instruments	(459)	—
Retained earnings	7,281	26,013

Total stockholders’ equity	204,262	228,634

Total liabilities and stockholders’ equity	$251,645	$273,361

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings Inc.
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	Three months through		Nine months through
	September		September

	2002	2003	2002	2003

Sales	$32,771	$39,559	$103,816	$121,130
Operating expenses
Cost of goods sold	6,233	7,110	20,485	21,434
Marketing and selling	11,277	15,245	37,195	47,026
Research and development	2,696	3,739	8,727	11,013
General and administrative	3,178	4,110	9,816	12,025
Amortization of intangibles	939	1,150	2,817	3,254

Total operating expenses	24,323	31,354	79,040	94,752

Operating income	8,448	8,205	24,776	26,378

Other income (expense)
Royalty income	692	711	2,279	2,175
Interest income	283	107	1,041	349
Interest expense	(412)	(235)	(1,893)	(1,659)
Other income	(147)	113	964	434

Total other income	416	696	2,391	1,299

Income before income taxes	8,864	8,901	27,167	27,677
Income tax expense	3,456	1,961	10,612	8,946

Net income	$5,408	$6,940	$16,555	$18,731

Net income per share
Basic	$0.17	$0.21	$0.51	$0.57
Diluted	$0.16	$0.20	$0.48	$0.55
Weighted average common shares used in calculation
Basic	32,321	32,974	32,155	32,773
Diluted	34,205	34,455	34,230	34,193

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings Inc.
Consolidated Statements of Cash Flow — Unaudited
(In thousands)

	Nine months through
	September

	2002	2003

Cash flows from operating activities
Net income	$16,555	$18,731
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,873	4,447
Amortization of intangibles	2,817	3,254
Deferred financing costs	205	203
Non-cash deferred compensation	136	108
Non-cash stock-based compensation	9	21
Income tax benefit related to stock option plan	1,124	1,227
Change in net deferred taxes	1,264	822
Changes in operating assets and liabilities:
Accounts receivable	435	(1,234)
Inventories	550	(3,701)
Accounts payable and accrued expenses	(6,861)	(423)
Other assets	(1,622)	(1,065)

Net cash provided by operating activities	17,485	22,390

Cash flows from investing activities
Purchase of property, plant and equipment	(1,195)	(3,202)
Purchases of businesses	—	(43,152)
Purchase of short and long-term investments	(9,446)	—
Sale of short and long-term investments	37,242	—

Net cash provided by (used in) investing activities	26,601	(46,354)

Cash flows from financing activities
Issuance of common stock	1,936	2,064
Payments on long-term debt	(3,546)	(4,956)

Net cash used in financing activities	(1,610)	(2,892)

Effect of exchange rates	570	1,376

Net increase (decrease) in cash and cash equivalents	43,046	(25,480)

Cash and cash equivalents at beginning of period	28,755	79,429

Cash and cash equivalents at end of period	$71,801	$53,949

Supplemental disclosure
Cash paid for interest	$852	$1,474
Cash paid for taxes	$7,726	$6,955

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The consolidated financial statements included in this Form 10-Q have been prepared by American Medical Systems Holdings Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of the Company and its subsidiaries, and all significant inter-company accounts and transactions are eliminated in consolidation. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in its Annual Report on Form 10-K for 2002. All amounts are in thousands, except per share data.

These statements reflect all adjustments (which include only normal, recurring adjustments) management believes are necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Our business has seasonal fluctuations in both revenue and expenses, and the results of operations for any interim period are not indicative of results for the full year.

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

	Nine months through
	September

	2002	2003

Net income, as reported	$16,555	$18,731
Add: Stock-based employee compensation expense included in reported income, net of tax effects	84	68
Subtract: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax effects	(2,486)	(3,359)

Pro forma net income	$14,153	$15,440

Earnings per share
As reported
Basic	$0.51	$0.57
Diluted	$0.48	$0.55
Pro forma
Basic	$0.44	$0.47
Diluted	$0.41	$0.45

3.	Earnings per Share

The following table presents information necessary to calculate basic and diluted earnings per common share and common share equivalents for the three and nine months through September, 2002 and 2003.

	Three months through		Nine months through
	September		September

	2002	2003	2002	2003

Net Income	$5,408	$6,940	$16,555	$18,731
Weighted-average shares outstanding for basic income per share	32,321	32,974	32,155	32,773
Dilutive effect of stock options	1,884	1,481	2,075	1,420

Adjusted weighted-average shares outstanding and assumed conversion for diluted income per share	34,205	34,455	34,230	34,193

Basic net income per share	$0.17	$0.21	$0.51	$0.57
Diluted net income per share	$0.16	$0.20	$0.48	$0.55

4.	Inventories

Inventories consist of the following:

	December 28, 2002	September 27, 2003

Raw materials	$4,147	$5,210
Work-in process	1,938	2,787
Finished goods	10,138	13,469
Obsolescence allowance	(2,748)	(2,778)

Total, net	$13,475	$18,688

5.	Warranties

The Company adopted Financial Accounting Standards Board Interpretation No. 45, Guarantor’s accounting and disclosure requirements for guarantees, including indirect indebtedness to others (FIN 45), during the first quarter of 2003. FIN 45 requires disclosures concerning the Company’s obligations under certain guarantees.

Many of the Company’s products are sold with warranty coverage for periods ranging from one year up to the patient’s lifetime. The accrued warranty allowance is our estimate of the expected future cost of honoring current warranty obligations. Factors influencing this estimate include historical claim rates, surgical infection rates, changes in product performance, the frequency of use by the patient, and the patient’s performance expectations. Beginning and ending balances; and changes in warranty allowances during the nine months through September 2003 were as follows:

Balance at beginning of period	$4,526
Balance assumed from CryoGen acquisition	113
Provisions for warranty	157
Claims processed	(228)

Balance at end of period	$4,568

6.	Acquisitions

CryoGen

On December 30, 2002, the Company completed a merger with CryoGen Inc. under which CryoGen became a wholly-owned subsidiary of the Company. In conjunction with the merger, the Company paid the former shareholders of CryoGen $36.2 million and paid $4.7 million of acquisition-related costs. In addition to the initial consideration for the CryoGen acquisition, CryoGen’s former shareholders may receive an earnout payment equal to three times the sales of CryoGen’s products during any four consecutive quarters ending three years after closing, less $40 million. If net product revenues attributable to sales of CryoGen’s products during any such four-quarter period do not exceed $13.3 million, no earnout payment will be made. The maximum amount of the earnout payment is $110 million. This payment, if any, will be accounted for as goodwill. The primary purpose of the CryoGen acquisition was to gain access to CryoGen’s products and technology and further the Company’s strategy of developing more and better treatments to improve women’s health. The Company believes that many women with the incontinence and other pelvic disorders it treats (through urologists and gynecologists) also suffer from menorrhagia and uterine fibroids, and the Company’s investments in these markets would allow it to extend the benefits of the CryoGen products and technology to these women more efficiently and effectively than CryoGen could. The Company also believes that by broadening its offerings beyond incontinence treatments, it could offer more value to its physician-customers. The Company believes as many as 150,000 American women every year suffer from hysterectomies that might be avoided by using less invasive treatments such as Her Option. The primary advantage of Her Option over other less-invasive treatments is cost: the Company believes a gynecologist could use the Her Option to cure menorrhagia without monitored anesthesia, with significant savings to the healthcare system. The consolidated financial statements of the Company for the three and nine-month periods through September 2003, include the financial results of CryoGen from December 30, 2002, the date the purchase transaction was effective.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as a result of this acquisition:

Assets
	Current assets	$1,514
	Goodwill	18,803
	Intangible assets	9,809
	Deferred tax asset	9,775
	Other long-term assets	4,394

	Total assets acquired	44,295

Liabilities
	Current liabilities	2,727
	Notes payable	592

	Total liabilities assumed	3,319

Net assets acquired		$40,976

Following are pro forma amounts assuming the acquisition was made at the beginning of 2002:

	Three months through		Nine months through
	September		September

	2002	2003	2002	2003
	Pro forma	Reported	Pro forma	Reported

Revenue	$33,600	$39,559	$105,864	$121,130
Net Income	$4,031	$6,940	$11,541	$18,731
Earnings per share
Basic	$0.12	$0.21	$0.36	$0.57
Diluted	$0.12	$0.20	$0.34	$0.55

Dura II

On April 7, 2003, the Company acquired the Dura II line of erectile restoration products from Endocare Inc. The Company paid Endocare $2.2 million for all intellectual property, production equipment, and current Dura II inventory. The primary purpose of this acquisition was to fill the void in the Company’s product line between its inflatable prostheses and its non-inflatable products with a non-inflatable, adjustable product.

The Company intends to conduct an internal valuation study of this product acquisition. The Company has recorded goodwill of approximately $1.8 million, including acquisition costs consisting of legal services. The allocation of the purchase price for the acquisition is as follows:

Acquisition cost
Purchase price	$2,150
Company acquisition costs	26

Total	2,176
Less amounts allocated to:
Fixed assets	(28)
Inventory	(351)

Goodwill	$1,797

7. Comprehensive Income

Comprehensive income for the Company is net income adjusted for changes in value of derivative financial instruments, unrealized gains and losses on marketable securities, and foreign currency translation. Comprehensive income for the three and nine months through September, 2002 and 2003, were:

	Three months through		Nine months through
	September		September

	2002	2003	2002	2003

Net income	$5,408	$6,940	$16,555	$18,731
Net loss on derivative financial instruments, net of taxes	(286)	—	(328)	(5)
Amounts reclassified to interest expense during the period from derivative and hedging activities, net of taxes	246	—	727	464
Unrealized losses on marketable securities, net of taxes	69	—	—	—
Cumulative translation adjustment, net of taxes	166	689	946	1,761

Comprehensive income	$5,603	$7,629	$17,900	$20,951

8.	Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, management is required to apply FIN 46 for periods ending after December 15, 2003. The Company is evaluating the impact of this interpretation.

9. Goodwill and Intangible Assets

Intangible Assets
The following table presents the Company’s intangible assets and amortizations as of September 27, 2003:

	Gross carrying	Accumulated	Net book
	amount	amortization	value

Amortized intangible assets
Patents, trademarks	$10,164	$(5,187)	$4,977
Licenses	2,787	(950)	1,837
Deferred financing	1,611	(1,094)	517
Developed technology	21,473	(8,487)	12,986
Non-compete agreements	1,111	(1,111)	—
Total amortized intangible assets	$37,146	$(16,829)	$20,317

Unamortized intangible assets — trademarks	$2,208	$(450)	$1,758

Total Intangible Assets	$39,354	$(17,279)	$22,075

Aggregate amortization expense

	2002	2003

For the nine months through September	$2,817	$3,254

Estimated amortization expense

The estimated amortization expense for each of the years 2004 through 2007 is $4.8 million.

Goodwill
The changes in the carrying amount of goodwill for the nine-months ended September 27, 2003, are as follows:

Balance as of December 29, 2002	$80,607
Goodwill acquired during the year	20,601

Balance as of September 27, 2003	$101,208

10. Income Taxes
During the third quarter of 2003, the Company recognized a one-time tax benefit of $1.1 million resulting from the implementation of certain tax planning strategies, increasing net income by $1.1 million, or $0.03 per share. The Company also changed its estimated effective annual income tax rate from 37.2 percent to 36.3 percent. This reduced the provision for income taxes by $250,000 in the three and nine months through September 2003 from what they would have been without this change in estimate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “expect,” “believe,” “anticipate,” or “esti-mate,” identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Some of the factors that could cause such material differences are identified in “Risk Factors.” We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.

Critical Accounting Policies and Estimates

We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues, and expenses; and (2) the related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates, including but not limited to, those related to accounts receivable and sales return risks, inventories, long-lived assets, warranty, legal contingencies, and income taxes. The critical accounting policies that are most important in fully understanding and evaluating the financial condition and results of operations are discussed in our most recent Annual Report on Form 10-K on file with the SEC. During the third quarter of 2003 we determined that our use of certain tax credits would result in a lower effective annual income tax rate, and we adjusted our estimated effective annual income tax rate from 37.2 percent to 36.3 percent. This reduced our provision for income taxes by $250,000 in the three and nine months through September 2003 from what they would have been without this change in estimate.

RESULTS OF OPERATIONS

Overview

We manufacture and market a broad range of proprietary products for erectile restoration; other men’s health, including products for incontinence, stricture, and prostate disease; and women’s health, including products for menorrhagia, incontinence, and other pelvic floor disorders. Our product-development and acquisition strategy has focused on expanding our product offering and on adding less-invasive medical devices for surgeons and their patients. We estimate that nearly 18 million men and women are potential candidates for treatment with our products, although only a very small share of them ever seek treatment.

Results of Operations

The following discusses the results of operations and financial condition for the third fiscal quarter and first nine months of 2003 compared to the third fiscal quarter and first nine months of 2002.

Net Sales. Our erectile restoration products include several types of inflatable and non-inflatable prostheses to replace non-functioning penile erectile tissue. In April 2003, we expanded our range of erectile restoration products by purchasing the Dura II line of prostheses from Endocare. For male urinary control we sell our Artificial Urinary Sphincter and the InVance sling system. For urethral stricture and BPH symptoms we sell urethral stents, surgical resection loops, and a chemical ablation system (in clinical trials in the U.S.). Our women’s health products include several products for urinary control (Artificial Urinary Sphincter, InFast, Sparc, and Monarc), the Her Option products to cure excessive uterine bleeding, and a variety of other products for pelvic vault repairs.

     The following tables show changes in the net sales by product lines and geography in 2002 and 2003:

	Consolidated Sales

	Three months through
	September		Increase (Decrease)		Shares of total sales

	2002	2003	Amount	Percent	2002	2003

By product line
Erectile restoration	$16,207	$17,059	$852	5.3%	49%	43%
Men’s health
Male urinary control	8,295	8,774	479	5.8%	25%	22%
Other	1,269	1,188	(81)	-6.4%	4%	3%
Women’s health	7,000	12,538	5,538	79.1%	21%	32%

Total	$32,771	$39,559	$6,788	20.7%	100%	100%

By geography
United States	$27,376	$33,023	$5,647	20.6%	84%	83%
Outside United States				%
Before currency impact	5,395	5,921	526	9.7%	16%	15%
With currency impact	0	615	615	—	0%	2%

Total	5,395	6,536	1,141	21.1%	16%	17%

Total	$32,771	$39,559	$6,788	20.7%	100%	100%

	Consolidated Sales

	Nine months through
	September		Increase (Decrease)		Shares of total sales

	2002	2003	Amount	Percent	2002	2003

By product line
Erectile restoration	$51,293	$52,877	$1,584	3.1%	49%	44%
Men’s health
Male urinary control	26,439	29,784	3,345	12.7%	26%	25%
Other	4,583	3,696	(887)	-19.4%	4%	3%
Women’s health	21,501	34,773	13,272	61.7%	21%	29%

Total	$103,816	$121,130	$17,314	16.7%	100%	100%

By geography
United States	$86,203	$99,289	$13,086	15.2%	83%	82%
Outside United States
Before currency impact	17,613	19,189	1,576	8.9%	17%	16%
With currency impact	0	2,652	2,652	—	0%	2%

Total	17,613	21,841	4,228	24.0%	17%	18%

Total	$103,816	$121,130	$17,314	16.7%	100%	100%

Approximately $.6 million of the sales increase during the three months through September 2003 and $2.7 million of the increase in the nine months through September 2003 were due to changes in currency exchange rates, mainly the Euro. If these currency exchange rates in 2003 were the same as in 2002, and we had not otherwise raised prices, total sales in the third quarter of 2003 would have been $38.9 million, an increase of $6.2 million, or 18.8 percent, and total sales for the nine months through September 2003 would have been $118.4 million, an increase of $14.7 million, or 14.1 percent.

Erectile restoration sales in the three and nine-month periods through September 2003 increased 5 percent and 3 percent, mostly from a continuing shift to our InhbiZone treated implants. These drug-eluting prostheses are now 67 percent of our inflatable prostheses volume, an increase from 55 percent in the third quarter of 2002. Sales of products to treat male incontinence, generally following nerve or muscle damage from prostate surgery, continued to grow in the three and nine-month periods, with approximately half of the growth from increased procedures. Sales of other men’s products for prostate disease, accounting for 3 percent of consolidated sales, decreased slightly. Increases in sales of women’s health products were primarily due to greater unit sales of Sparc and Monarc systems for stress urinary incontinence. These products now comprise approximately 60 and 20 percent of our volume for this disease; we expect continued growth as more data on the value of these procedures are published and as we expand our physician training program. Net sales of Her Option products were approximately $1.0 million and $2.7 million in the three and nine-month periods through September. Sales of Her Option products were less than we had expected at the time of our acquisition of CryoGen in December 2002 due to unexpected difficulty in obtaining reimbursement for this procedure from third party payers. We have begun the process of obtaining a Category I CPT code, which we believe will facilitate physician reimbursement and increase physician support for the Her Option procedure; we expect the American Medical Association to issue the necessary Category I CPT code in 2005.

The following tables show changes in the revenue, expense, and other income accounts in 2002 and 2003.

	Three months through

	September		Change

	2002	2003	Amount	Percent

Net sales	$32,771	$39,559	$6,788	21%
Operating expenses
Cost of goods sold	6,233	7,110	877	14%
Marketing and selling	11,277	15,245	3,968	35%
Research and development	2,696	3,739	1,043	39%
General and administrative	3,178	4,110	932	29%
Amortization of intangibles	939	1,150	211	22%

Total operating expenses	24,323	31,354	7,031	29%

Operating income	8,448	8,205	(243)	-3%
Other income (expense)
Royalty income	692	711	19	3%
Interest income	283	107	(176)	-62%
Interest expense	(412)	(235)	177	43%
Other income	(147)	113	260	177%

Total other income	416	696	280	67%

Income before income taxes	8,864	8,901	37	0%
Income tax expense	3,456	1,961	(1,495)	-43%

Net income	$5,408	$6,940	$1,532	28%

	Nine months through
	September		Change

	2002	2003	Amount	Percent

Net sales	$103,816	$121,130	$17,314	17%
Operating expenses
Cost of goods sold	20,485	21,434	949	5%
Marketing and selling	37,195	47,026	9,831	26%
Research and development	8,727	11,013	2,286	26%
General and administrative	9,816	12,025	2,209	23%
Amortization of intangibles	2,817	3,254	437	16%

Total operating expenses	79,040	94,752	15,712	20%

Operating income	24,776	26,378	1,602	6%
Other income (expense)
Royalty income	2,279	2,175	(104)	-5%
Interest income	1,041	349	(692)	-66%
Interest expense	(1,893)	(1,659)	234	12%
Other income	964	434	(530)	-55%

Total other income (expense)	2,391	1,299	(1,092)	-46%

Income before income taxes	27,167	27,677	510	2%
Income tax expense	10,612	8,946	(1,666)	-16%

Net income	$16,555	$18,731	$2,176	13%

Cost of goods sold. Cost of goods sold decreased as a percentage of sales relative to comparable periods in 2002 due mainly to production volume, mix changes, and the impact of favorable foreign currency exchange rates. Cost of goods sold as a share of sales has generally benefited from relatively fixed overhead costs, which account for more than a quarter of our costs of goods sold, being spread over higher manufacturing volumes, including higher volumes for increased inventory. Future cost of goods sold will continue to depend on production levels and product mix.

Marketing and selling. Marketing and selling activities increased relative to comparable periods in 2002 as we expanded our work with gynecologists for Her Option and our other women’s health products, and with patients with erectile dysfunction. Increased spending for women’s health products for the three and nine-month period were $3.1 million and $8.6 million respectively. We expect to continue these higher activity and spending levels going forward, although we expect them to decline as a share of sales as our sales increase. In addition, during the first nine months of 2003, we incurred approximately $1.2 million of costs to consolidate much of our European marketing and selling operations into a new shared service center in Amsterdam. We expect selling and marketing expense to continue to increase at about 20 percent of the sales increase going forward.

Research and development. Research and development expense includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. Cost increases during the three months and nine months through September 2003 of $0.3 million and $0.9 million respectively were to support Her Option products. We expect total spending in research and development to also be greater in the fourth quarter of in 2003 than in 2002, and longer term, to be in the range of 8 to 10 percent of net sales. In addition, costs in this area could vary as a result of spending on purchased technologies.

General and administrative. Major cost increases during the three and nine-month periods through September 2003 compared to the same periods in 2002 were due to approximately $0.3 million and $1.1 million of additional costs related to the CryoGen operation and $0.2 million and $0.5 million of costs to support the extension of systems to our European offices. The Sarbanes-Oxley Act that became law in July 2002 has increased the focus on our financial reporting principles public disclosure, and compliance practices. We have incurred additional costs for additional personnel and resources to comply with the Sarbanes-Oxley Act and related regulations. We expect our costs to comply with the legal and financial requirements of the Sarbanes-Oxley Act and related regulations to continue to increase in future periods.

Amortization of intangibles. During the second quarter of 2003, we began amortizing the definite-lived intangible assets from the CryoGen acquisition, and during the third quarter of 2003 we began amortizing the definite-lived intangible assets from the Dura II acquisition. We expect amortization of intangibles to be approximately $1.2 million in future quarters.

Royalty income. Most of our royalty income is from the license of our stent-delivery technology for medical use outside of urology. This perpetual exclusive worldwide license was entered into in 1998, with expiration immediately following the term of the various licensed patents. We receive a royalty equal to 2.625% of net sales of license products on a quarterly basis, which accounted for $0.7 million and $2.2 million in income for the three and nine-month periods of 2003. We do not directly influence sales of the products on which this royalty is based and cannot assure you that they will continue at current levels, or at all.

Other income. In the first quarter of 2002, we terminated the AMS Retirement Annuity Plan. At the time of this termination, we contributed approximately $5.8 million to the pension plan and recorded a gain on pension plan termination of $0.7 million. We made this contribution to the pension plan to fully fund under-funded pension plan liabilities that had accrued due to declining investment balances in the plan and low interest rates, and to fund early retirement benefits. Substantially all of the remainder of other income and expense result from translating foreign denominated inter-company receivables, mainly the Euro, to current rates.

Interest income. Interest income was lower in 2003 than in 2002 due to lower levels of investments and returns. Investment levels were reduced by approximately $41.0 million used for the CyroGen acquisition, $2.0 used for the Dura II acquisition, and $3.2 million for capital equipment, offset somewhat by $22.4 million in cash from operations and $2.1 million from the sale of common stock.

Interest expense. We hedged a portion of our original $65.0 million variable rate term note, as required by our senior credit facility, by entering into an interest rate swap agreement in which we agreed to exchange, at specified intervals, the calculated difference between the fixed interest rate of the swap and the variable interest rate on a portion of our debt. This interest rate swap agreement expired June 30, 2003. Pre-tax losses totaling $0.8 million in the nine months through September 2003 were recorded as interest expense. We did not renew the swap agreement and do not expect those swap-related expenses going forward.

Income taxes. We believe our use of certain federal and state tax credits will result in a lower effective tax rate for 2003 (36.3 percent) than in 2002 when our effective tax rate was 38.7 percent. This change reduced our income tax expense by $250,000 in the three and nine months through September 2003. During the third quarter of 2003 we also recognized a one-time tax benefit of $1.1 million resulting from the implementation of certain tax planning strategies.

Liquidity and Capital Resources

Cash and cash equivalents were $53.9 million on September 27, 2003, compared to $79.4 million on December 28, 2002. This decrease is due primarily to the cash paid for acquisitions, debt repayment, and capital expenditures, offset somewhat by cash from operations and the sale of common stock. Each of these is described below.

Cash flows from operating activities. Net cash from operations was $22.4 million. This differs from net income of $18.7 million because of certain expenses including depreciation and amortization of $7.9 million and deferred and accrued taxes of $2.0 million which did not require cash payments during the nine month period, and cash paid to increase inventories by $3.7 million which will be expensed as cost of goods sold when the inventory is sold. A significant share of the inventory increase was for new products: Her Option, $1.3 million; Dura II, $0.8 million; and Monarc, $0.6 million. Further, we have not yet received payment for $1.2 million of product sold during the period. Accounts receivable increased by $2.6 million during the period from an unrealized currency gain of $0.9 million and $0.5 million in CryoGen accounts receivable, in addition to the $1.2 million increase from operations.

Cash flows from investing activities. On December 30, 2002, we acquired CryoGen Inc. for cash payments totaling approximately $36.2 million that we paid to former CryoGen shareholders, $3.8 million that we paid on behalf of CryoGen for transaction related expenses, and approximately $0.9 million of our own capitalized acquisition expenses. On April 7, 2003, we acquired the Dura II erectile restoration product line from Endocare Inc. for $2.2 million. During the first nine months of 2003, we purchased equipment for $3.2 million. We expect capital expenditures to continue in the range of $3.0 to $4.0 million annually.

Cash flows from financing activities. We have a senior credit facility, consisting of term debt and a $15 million revolving line of credit. The senior credit facility expires in September 2005. This facility is secured by substantially all of our assets, and contains financial covenants concerning the payment of dividends, incurrence of additional debt, and capital expenditures. In addition, we are subject to, and in full compliance with four financial covenants: a leverage ratio, an interest coverage ratio, a fixed charge coverage ratio, and a required minimum level of consolidated EBITDA.

The following table sets forth these covenants and our compliance as of September 27, 2003:

	Credit facility	Company ratio as of
	requirements	September 27, 2003

Covenant
Leverage ratio	<2.50	0.40
Interest coverage ratio	>3.00	25.46
Fixed charge coverage ratio	>1.25	4.76
Minimum consolidated EBITDA	>$36.0 million	$53.1 million

During the first nine months of 2003, we made regular principal payments of $4.4 million reducing the quarter-end balance to $19.6 million. As of September 27, 2003, the interest rate on outstanding balances was equal to LIBOR plus 2.0 percent points, or 3.12 percent. We do not have an outstanding balance under the revolving line of credit. We pay a commitment fee on the revolving line of credit equal to .25 percent of the unused portion of the line of credit. In addition to the above senior credit facility payments made during 2003, we paid $0.6 million of debt acquired as part of the CryoGen acquisition on December 30, 2002.

The following table sets forth the future payment obligations under our senior credit facility:

	Payments due by period

		Less than	One to	Four to
	Total	one year	three years	five years

Future payment obligation	$19,636	$6,750	$12,886	—

During the first nine months of 2003, we received $2.1 million from issuing common stock for our Employee Stock Purchase Plan and for the exercises of options under our 2000 Equity Incentive Plan.

Cash Commitments

On December 30, 2002, we completed a merger with CryoGen Inc. We made an initial payment for the benefit of former CryoGen shareholders of $36.2 million and paid $4.7 million of acquisition-related costs. We deposited $3.0 million of the initial shareholder consideration in escrow to be held for eighteen months after closing of the merger to cover certain contingencies. In addition to the initial consideration for the CryoGen acquisition, CryoGen’s former shareholders may receive an earn-out payment equal to three times our sales of CryoGen’s products during any four consecutive quarters ending three years after closing, less $40 million. If our net product revenues attributable to sales of CryoGen’s products during any such four-quarter period do not exceed $13.3 million, no earn-out payment will be made. The maximum amount of the earn-out payment is $110 million. Sales for the four-quarter period required to achieve the maximum earn-out would be $50 million. CryoGen product sales for the three and nine-month periods of 2003 were $1.0 million and $2.7 million. We expect to make any earn-out payment with funds generated from operations together with borrowing capabilities. The representative of the former Cryogen shareholders has made a claim for a purchase price adjustment based on Cryogen’s net equity at the time of closing of the transaction. While we do not believe the former Cryogen shareholders are entitled to a purchase price adjustment, we are negotiating with the representative of the former Cryogen shareholders to resolve this dispute. We do not believe that the resolution will be material to us. This transaction is more fully described in our Form 8-K filed with the SEC on January 6, 2003.

We believe that funds generated from operations, together with our balances in cash and cash equivalents and funds available under our senior credit facility, will be sufficient to finance current operations and planned capital expenditure requirements for at least the next twelve months.

Risk Factors

There are several factors that could cause our actual results to differ materially from our anticipated results. Some of these factors, and their impact on the success of our operations and our ability to achieve our goals, are discussed below:

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

Continued Use of Non-Invasive Treatment Alternatives

We predominantly sell devices and kits for invasive or minimally invasive surgical procedures. If patients do not accept our products, our sales may decline. Patient acceptance of our products depends on a number of factors, including the failure of non-invasive therapies, the degree of invasiveness involved in the procedures using our products, the rate and severity of complications, and other adverse side effects from the procedures using our products. Patients are more likely first to consider non-invasive alternatives to treat their urological disorders. The introduction of new oral medications or other less-invasive therapies may cause our sales to decline.

Actions Related to Reimbursement for Procedures using our Products

Some portions of our revenues depend on U.S. and O.U.S. government health care programs and private health insurers reimbursing patients’ medical expenses. Physicians, hospitals, and other health care providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payors for the cost of procedures using our products. For example, effective January 1, 2003, the Centers for Medicare and Medicaid Services (CMS) again reduced the hospital payment rates for certain procedures in which our products are used. We do not believe these reductions have had a material adverse effect on our sales or earnings in 2003, but we do not know if hospitals that treat Medicare and Medicaid patients have prohibited physicians from performing procedures using our products. While CMS has announced it will increase some of these procedure reimbursement rates effective January 1, 2004, we do not know whether these increases will be sufficient incentive for hospitals to allow or encourage physicians to provide services using our products. Further, in the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to control health care costs. Government and private insurers, both inside and outside of the United States, may lower their reimbursement rates in the future, which could adversely affect future hospital and physician support for our products.

Supplier Risks

Many of our products are dependent on raw materials from one or two suppliers. These suppliers may not be able to meet our demands or may stop supplying us because of their concerns about product liability claims or other reasons beyond our control. Losing any of these raw material suppliers could have a material adverse effect on our sales and income. As a result of recent supplier consolidations, we now rely on only one source for the silicone elastomer used in some of our implantable products, and we believe that the loss of this supplier would have a material adverse effect on our cost of goods sold and income.

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

Acquisition Integration

On December 30, 2002, we acquired CryoGen which we initially maintained as a San Diego-based subsidiary. On August 11, 2003, we announced our decision to combine our CryoGen operations from San Diego into our Minnetonka facility. Maintenance and growth of this business will depend on our ability to retain key employees, move manufacturing, product development and service, and other critical functions, and our ability to obtain appropriate FDA and other regulatory approvals to carry on manufacturing and related activates in Minnetonka.

Seasonality

Our business is seasonal, with the third quarter of each year typically having the lowest sales and earnings, and fourth quarter of each year typically having the highest sales and earnings. There can be no assurance that future seasonal fluctuations will not vary from this pattern or that these or other variations will not adversely affect our business and results of operations.

ADDITIONAL INFORMATION ON AMS

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the (SEC), such as annual, quarterly, and current reports, and proxy and information statements. You are advised to read this report in conjunction with the other reports, proxy statements, and other documents we file from time to time with the SEC. If you would like more information regarding AMS, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC’s website. We also make all of our SEC filings, such as our annual, quarterly and current reports and proxy statements, available to the public free from charge on our website www.AmericanMedicalSystems.com. Our website is not a part of this Quarterly Report on Form 10-Q. We place our SEC filings on our website on the same day as we file such material with the SEC. In addition, we will provide electronic or paper copies of our SEC filings (excluding exhibits) to any AMS stockholder free of charge upon receipt of a written request for any such filing. All requests for our SEC filings should be sent to the attention of Investor Relations, American Medical Systems Inc., 10700 Bren Road West, Minnetonka, Minnesota 55343.

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

Currency fluctuations. Our operations outside of the United States are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at quarter-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity. For the first nine months of 2003, international sales, accounts receivable, inventory, cash, and accounts payable represented 18 percent, 32 percent, 14 percent, 14 percent, and 23 percent, of total consolidated accounts for each of these items. Changes in the relative value of the U.S. dollar and the Euro would affect our sales, Euro-denominated expenses, and the U.S. dollar value of European assets and liabilities. If these changes were large and rapid, they could have a material effect on our results of operations.

Inflation. We do not believe that inflation has had a material effect on our results of operations in recent years. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.

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

     On August 5, 2003, we filed a current report on Form 8-K furnishing under Item 12 our press release reporting our financial results for the quarter ended June 28, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC

November 10, 2003 Date	By	\s\ Douglas W. Kohrs Douglas W. Kohrs Chief Executive Officer

November 10, 2003 Date	By	\s\ M. James Call M. James Call Executive Vice President and Chief Financial Officer and Principal Accounting Officer