Form 10-K
period 2004-01-03
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2004-03-18
CIK 1114200

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
January 3, 2004	000 - 30733

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	41-1978822 (IRS Employer Identification No.)

10700 Bren Road West
Minnetonka, Minnesota 55343
(Address of Principal Executive Offices, Including Zip Code)

Registrant’s Telephone Number, Including Area Code:

952-930-6000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

As of June 27, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock of the registrant (based upon the closing price of the voting Common Stock as of that date as reported by The Nasdaq Stock Market and excluding shares beneficially owned by directors, executive officers, and affiliates of AMS) was approximately $370,589,582.

As of March 10, 2004, 33,244,419 shares of Common Stock of the registrant were outstanding.

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Annual Report) from the registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be held May 6, 2004 (the “2004 Proxy Statement”).

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

FORM 10-K

For the Fiscal Year Ended January 3, 2004

i

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements not of historical fact may be considered forward-looking statements. Written words such as “may,” “expect,” “believe,” “anticipate,” or “estimate,” or other variations of these or similar words, identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause such material differences are identified in this Annual Report on Form 10-K beginning on page 8 and in the “Management Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 15 of this Annual Report on Form 10-K. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.

PART I

Item 1. Business

Overview

Since its inception in 1972, American Medical Systems has operated as a single business developing, manufacturing, and marketing medical devices to physicians. We manufacture and market a broad and well-established line of proprietary products for erectile restoration; other men’s health needs, including products for incontinence, stricture, and prostate disease; and women’s health needs, including products for incontinence, menorrhagia, prolapse, and other pelvic floor disorders. We estimate these diseases affect approximately 242 million people in the United States and Europe, profoundly diminishing their quality of life and significantly impacting their relationships. Our product development and acquisition strategy has focused on expanding our product offering and on adding less-invasive medical devices for surgeons and their patients. We believe that nearly 70 million men and women are potential candidates for treatment with our products, although only a few of these ever seek treatment.

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

Markets and Products

In recent years, the number of people seeking treatment for erectile dysfunction, incontinence, prostate disease, menorrhagia, prolapse, or other pelvic disorders has grown with the publicity for new treatments, especially new drug therapies, but the portion seeking treatment remains relatively small. When patients do seek treatment, they generally begin with medical treatment rather than surgical treatment, regardless of the severity of the disease. Only if medical therapy is unsuccessful and the patient persists with seeking a cure is surgery considered.

Sales of our products benefit from some of the same factors which drive sales in many other medical device companies: an aging population with a desire to maintain a non-aging quality of life, the expanding availability of safe and effective treatments, and increasing patient and physician awareness of these treatments.

The diseases we treat are seldom life threatening but can profoundly affect the quality of one’s life. The burden of these diseases increases with age. The incidence of erectile dysfunction and incontinence in men increases with age and with the incidence of prostate surgery, which also grows with age. Female incontinence is linked to pregnancy and childbirth among younger women, but occurs independently as women age. As a result, we believe that as the baby boomer generation moves into their mid- to late-50’s, which is happening during this decade, the growth in the need for our products will accelerate. We also believe that this group and those that follow will be less willing to accept the “natural” deterioration of body functions, and their desire to maintain a non-aging quality of life will amplify their increased demand for procedures using our products. Providing an expanding portfolio of treatment options is an important business driver for us. In the last several years we have successfully introduced a series of new products to meet our target physician and patient needs. In 2003, products introduced in the last three years accounted for 47 percent of our consolidated revenue. Our product development and acquisition strategy has focused on expanding our product offering with products and procedures which improve outcomes, reduce operating time and operating trauma, and thereby increase the value of our products to physicians, patients, and payers.

Increasing patient awareness of these new treatments is critical to our continued success. We believe that advertising by pharmaceutical companies and increased private internet access to healthcare information has greatly increased patients’ awareness of treatment options for their medical conditions. For example, erectile dysfunction has become a more widely recognized disease largely due to Pfizer’s extensive advertising campaign for Viagra. We anticipate the combined advertising expenditures for currently available erectile dysfunction drugs will exceed $200 million in 2004. Advertising for incontinence management may reach $100 million in 2004, with campaigns selling absorbent pads and drugs. As these patients seek treatment, we expect many of them will learn about and choose a treatment using one of our products. We facilitate that decision by working closely with physicians who are skilled in procedures using our products, and by sponsoring meetings where their patients can learn more about the benefits of these procedures. While the principal focus of our marketing efforts continues to be with physicians, we have increased our direct-to-consumer programs, primarily through physician practices, and may increase them more in the future.

Building physician awareness continues to be an important element of our marketing strategy. In June 2003, we began extensive training and proctoring for gynecologists and urologists in the United States for our Monarc product — an innovative treatment for women with stress incontinence. From June through December 2003, we trained more than 1,000 U.S. surgeons on the Monarc system. In 2003, physicians successfully performed over 12,000 Monarc procedures around the world, with more than half of those occurring in the fourth quarter, and we expect that this new product will be a growing revenue contributor in 2004. With thirty years experience, we believe we have a very strong franchise with urologists; we are working to build a similarly strong franchise with gynecologists. This gynecologist franchise is critical to our growth because most women who suffer from incontinence and the other diseases our products can treat are more likely to first seek help from a gynecologist or other primary care physician than from a urologist.

The expansion of our product offering, combined with increasing physician and patient awareness, has greatly increased our business opportunities. For example, where only 2 percent of men have symptoms of urinary incontinence by age 45, and 6 percent by age 65, nearly 30 percent of women report some degree of incontinence by age 45 and nearly 50 percent by age 65. This means that while there may be four million men with some degree of incontinence in areas where we have a direct sales force, there are approximately 53 million women with some degree of incontinence. Seventy percent of procedures utilizing our products in 2003 were for women’s health, compared to less than three percent in 1999.

Erectile Restoration

Net sales of these products were $59.2 million, $69.6 million, and $72.4 million in 2001, 2002, and 2003, and were 50.2 percent, 49.1 percent, and 43.0 percent of sales in those years. Erectile dysfunction is the inability to achieve or maintain an erection sufficient for sexual intercourse. It is most often caused by vascular disease, complications from diabetes, or prostate surgery which can damage both nerves and arteries necessary for erectile function. This disease can also be caused by spinal cord injury, and may have a psychogenic component. Erectile dysfunction may affect 94 million men and their partners around the world. The primary treatment for erectile dysfunction is Viagra or a similar-acting drug. If these drugs do not work, the patient may try a vacuum device or a topical or injected drug before considering a penile implant such as those we offer. If the patient elects to have implant surgery, the surgeon replaces the erectile tissues of the penis with a prosthesis which provides sufficient rigidity for sexual intercourse.

We lead the penile implant market with a series of semi-rigid malleable prostheses and a complete range of more naturally functioning inflatable prostheses, including the AMS 700 CX and Ultrex. In 2001, we began offering two significant improvements to our AMS 700 inflatable prostheses: (1) a parylene coating on certain internal surfaces of the prosthesis, to reduce friction and increase durability, and (2) our InhibiZone antibiotic surface treatment to help reduce the risk of surgical infections. Physician preference for this new product, which carries a higher price than any of our untreated products, was a major contributor to the growth in erectile restoration sales in 2002 and 2003. In April 2003, we expanded our range of erectile restoration products by purchasing the Dura II line of prostheses from Endocare.

Men’s Bladder Control

Net sales of these products were $30.5 million, $35.3 million, and $39.8 million in 2001, 2002, and 2003, and were 25.9 percent, 24.9 percent, and 23.6 percent of sales in those years. Approximately four million men in the U.S. and Europe suffer from urinary incontinence, the uncontrolled release of urine from the body. In men, this most often results from nerve and sphincter damage during prostate surgery. Male incontinence may be managed with a catheter and leg-bag to collect the urine, or with pads and diapers to absorb the leaks. These measures are not ideal, as they come with recurring replacement product costs and the potential for infection and embarrassing leaks and odor.

Since 1972, when we introduced the Artificial Urinary Sphincter, we have been the world leader with surgical solutions for male incontinence. This fully implanted system includes an inflatable urethral cuff to restrict flow through the urethra, and a control pump which allows the patient to discretely open the cuff when he wishes to urinate. Since 2000, we have also been selling the InVance sling system, which is a less invasive procedure for men with mild to moderate incontinence. This system uses technology which came with our 1999 acquisition of Influence Inc. to support the bulbous urethra and improve urinary control.

Prostate Treatments

Net sales of these products were $7.1 million, $6.1 million, and $4.9 million in 2001, 2002, and 2003, and were 6.0 percent, 4.3 percent and 2.9 percent of sales in those years. Our products can be used to relieve restrictions on the normal flow of urine from the bladder caused by an enlarged prostate, generally the result of benign prostatic hyperplasia (BPH) or urethral strictures. Symptoms of these restrictions include increased urination frequency, sudden urges to urinate, and weak urine flow. Nearly 70 percent of men over age 65 have some indications of BPH, and approximately 31 million of them have symptoms that require treatment. For those who find existing drug treatments unacceptable, the conventional treatment is a transurethral resection of the prostate (TURP). We offer the UroLume endoprosthesis stent as a less invasive procedure for men who may not be good surgical candidates. Newer, less-invasive tissue ablation techniques such as lasers, RF energy needles, and microwave therapy are becoming increasingly available as alternatives to procedures using our products. As a result, we do not expect to reverse the declining revenue trend of recent years unless we acquire a new technology. In 1999, we acquired exclusive worldwide distribution rights for the ProstaJect system to inject ethanol or other medicaments to treat prostate disease. This therapy is currently in U.S. clinical trials and is approved for sale in Europe.

Women’s Health

Net sales of these products were $21.1 million, $30.7 million, and $51.2 million in 2001, 2002, and 2003, and were 17.9 percent, 21.7 percent, and 30.4 percent of sales in those years. Approximately 53 million women in the United States and Europe suffer from urinary or fecal incontinence. These diseases can lead to debilitating medical and social problems, from embarrassment to anxiety and depression. There are three types of urinary incontinence: stress, urge, and mixed. Pads and diapers are often used to contain and absorb leaks, and may be acceptable for controlling mild incontinence; new drugs may be shown to be effective, especially for urge incontinence. Our products treat stress incontinence, which generally results from a weakening of the tissue surrounding the bladder, urethra, and bladder neck from childbirth and aging. Pregnancy and childbirth trauma may also cause fecal incontinence, pelvic organ prolapse, and other pelvic floor disorders. Incontinence may be relieved through exercise to strengthen pelvic floor muscles, or the injection of collagen or some other bulking agent into the wall of the urethra, bladder neck, or sphincter to narrow the passage. Surgical solutions are generally recommended only if these therapies are not effective. Prolapse and other pelvic floor defects may be repaired with a variety of open, laparoscopic, and transvaginal surgeries.

We offer a broad range of systems to restore continence including the Artificial Urinary Sphincter (outside the U.S.), and the In-Fast, SPARC, Monarc, and BioArc SP sling systems. This broad range allows the surgeon to select the procedure most appropriate to the patient’s symptoms and anatomy. With an In-Fast procedure, which we have been selling since acquiring Influence in 1999, the surgeon uses a transvaginal approach to support the urethra and bladder neck with a sling attached to the back of the pubis. During 2002, we introduced the In-Fast Ultra, with a new profile designed to allow better placement of the bone anchors which hold the support material in place. We introduced the SPARC procedure in 2001 as the first complete system to place a self-fixating, mid-urethral sling with a suprapubic approach. During 2002, we launched SPARC II, with several improvements in form and function. Since its introduction, SPARC has been the major sales driver in our products for women’s health. The Monarc procedure was introduced at the end of 2002, and uses unique helical needles to place a self-fixating, sub-fascial hammock through the transobturator foramina. This procedure may be done without disrupting the endopelvic fascia and is especially valuable for women who have scarring from previous abdominal surgery and are not good candidates for a SPARC procedure. In the fourth quarter of 2003, we launched our fourth female incontinence offering, the BioArc SP sling system, in the United States. The BioArc SP sling is the only system available that offers physicians the choice of a biological graft material attached to a self-fixating synthetic sling. The new BioArc SP system employs the same suprapubic approach of the SPARC system, which has been used in more than 70,000 procedures since we introduced it in 2001, and we expect it will fill a niche for physicians who would prefer not to use traditional sling material around the urethra.

The Acticon neosphincter, an extension of our urinary control technology, is used to cure severe fecal incontinence. We also offer InteGraft pelvic reconstructive materials and a growing number of surgical tools to repair bladder and other pelvic organ prolapse.

Approximately 28 million women in the United States and Europe suffer from excessive uterine bleeding, or menorrhagia. Menorrhagia is socially debilitating and causes anemia. Drug therapies are effective for some women, but many end up with a hysterectomy. We estimate that as many as 150,000 (25 percent of all hysterectomies) in the United States each year are the result of menorrhagia. Other procedures which have some efficacy include dilation and curettage to remove the endometrial tissue from the uterus, and several new techniques to destroy the endometrium with heat or cold. On December 30, 2002, two days after the close of our 2002 fiscal year, we acquired CryoGen Inc. and its Her Option cryoablation therapy. This system uses a microprocessor-controlled probe to eliminate excessive menstrual bleeding by freezing the lining of the uterus and reducing its ability to regenerate. The procedure can be performed in the gynecologist’s office, allowing the patient to keep her uterus and normal hormonal levels, and avoids the hospital stay and recovery time associated with a hysterectomy. We believe that Her Option offers significant advantages over other therapies to the patient, her physician, and the healthcare system. These other therapies are, however, supported by more marketing resources and have a greater installed base of experienced users than CryoGen has. Further, this is our most significant venture into products used primarily by gynecologists rather than urologists. Our success with this product will depend on, among other things, our ability to quickly understand the needs of gynecologists and build a marketing and sales organization to address those needs, and our ability to obtain adequate reimbursement for physicians performing this procedure in their office. On March 2, 2004, the American Medical Association notified us that it had approved a Category I Current Procedure Terminology code for an endometrial cryoablation procedure using Her Option. This code is used by physicians and payers to describe medical procedures, without which reimbursement decisions are difficult, if not impossible. We expect the code to be published in the fall of 2004 and be effective in January 2005. According to the letter from the AMA, the code will apply to Her Option procedures done in a hospital, ambulatory surgical center, or physician’s office.

Selling and Marketing

We sell our products in the United States, Canada, Australia, and most European countries through direct field representatives. We have 114 employees in our U.S. sales force and 54 employees in our international sales force. We have 46 independent distributors who represent our products in other countries and account for less than five percent of our world-wide sales. No single customer or group of customers accounts for more than five percent of our total sales. Local market conditions, including the regulatory and competitive situation, determine the type of products we sell in each market.

Our marketing people are responsible for understanding patient and physician needs, guiding new product development, and increasing the awareness, understanding, and preference for our products among physicians and patients.

In pricing our products we consider our costs of developing, manufacturing, and distributing the products—including the cost of regulatory compliance and physician training—and the value they bring to the patient and the health care system. For erectile restoration, as an example, we offer a range of products which sell to U.S. hospitals at prices ranging from $6,100 for an inflatable system which, when implanted, is practically indistinguishable from the dysfunctional tissue it replaces, to $2,700 for a much simpler prosthesis which creates a somewhat less natural rigidity. Products for women’s bladder control are similar to each other in cost and value, and range from $800 to $1,000, plus, in many instances, the cost of the sling material. Systems for men’s bladder control are much more complicated and costly than those for women, and sell for prices ranging from $2,000 to $6,300.

Manufacturing and Supply

We use approximately 80,000 square feet of our facility in Minnetonka for manufacturing, warehousing, and distribution of our products. We maintain warehouses to support local distribution in countries outside the U.S. where we have direct sales representation.

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

Research and Development

We are committed to developing new products and improving our current products to provide physicians with better clinical outcomes through less invasive and more efficient products and procedures. Most of our research and development activities are carried out in our Minnetonka facility, although we work with physicians, research hospitals, and universities around the world. None of this work is funded by customers or other outside institutions. Many of the ideas for new and improved products come from a global network of leading physicians, who also work with us in evaluating new concepts and in conducting clinical trials to gain regulatory approvals. The development process for any new product can range from several months to several years, primarily depending on the regulatory pathway required for approval.

In 2003, we increased our spending on new product development activities, including clinical and regulatory work, by 26 percent, from $11.9 million in 2002 (8.4 percent of sales) to $14.9 million in 2003 (8.9 percent of sales). We spent $11.9 million on research and development activities in 2001. Within this area, we increased our investment in research and product design work by 51 percent. For 2004, we are planning on further increases, spending between 8 and 10 percent of sales on new product development.

We plan to introduce several new products during 2004, none of which will require the investment of a material amount of our assets. These new products are all expansions of our existing product and physician franchise, including delivery-system improvements to our InVance male sling product; the BioArc TO, an extension of the BioArc SP we launched for female incontinence in 2003 using the transobturator approach to place a sub-fascial hammock rather than the supra-pubic approach to place a sling; and a more easily activated pump for our inflatable prostheses, and new products for prolapse repair.

Competition

Competition in the medical device industry is intense and characterized by extensive research efforts and rapid technological progress. The primary competitive factors include clinical outcomes, distribution capabilities, and price relative to (1) competitive technologies and (2) reimbursements to physicians and hospitals for their services. Many of our competitors have greater resources to develop and market products, broader distribution resources, and potentially higher economies of scale than we do. Our competitive capability depends on our ability to develop new products and innovative procedures, obtain regulatory clearance and ensure regulatory compliance for our products, assist our customers in obtaining reimbursement, protect the proprietary technology of our products and manufacturing process, and maintain and develop preference for our products among physicians and patients. All of these abilities require recruiting, retaining, and developing skilled and dedicated employees, and maintaining and developing excellent relationships with physicians and suppliers.

Our principal competitor in the erectile restoration market is Mentor Corporation. We have no significant competitor in the market for male bladder control systems. Principal competitors for our prostate products include drug manufacturers and other minimally-invasive treatment suppliers such as Johnson & Johnson, Laserscope, Medtronic, Thermatrx, and Urologix. Our principal competitors for women’s health products include, for treating menorrhagia, Boston Scientific, Johnson & Johnson, and Novacept; and, for other products, Boston Scientific, C.R. Bard, Johnson & Johnson, and Mentor.

Intellectual Property

We rely on intellectual property including patents, trade secrets, technical innovations, and various licensing agreements to protect and build our competitive position. We have 113 issued U.S. patents, nearly half of them issued in the last four years, and numerous international patents covering various aspects of our technology. We also have U.S. and international patent applications pending. We review third party products and patents to protect our rights and to avoid infringing the legitimate rights of others.

We file patent applications to protect technology, inventions, and improvements that we consider important, but we cannot be sure our applications will be granted, or that, if granted, the patents will provide competitive advantages for our products, or that our competitors will not challenge or circumvent these patent rights. Costs to defend our patents or to protect our activities from the patent claims of others could be substantial, even if we were ultimately successful in defending the claim. We do not believe that any of our products infringe any valid claims of patents or other proprietary rights held by third parties. We are currently involved in an intellectual property lawsuit with Mentor Corporation which is described under “Item 3 Legal Proceedings”.

Government Regulation

Numerous governmental authorities, principally the FDA and comparable foreign regulatory agencies, regulate the development, testing, manufacturing, labeling, marketing, and distribution of our products. In Europe and certain other countries, we comply with the European Union Directives for Medical Devices and certify our compliance with the CE Mark. In other countries outside the United States, we ensure appropriate registration and authorization. In the U.S., our products fall into FDA Classes I, II, and III depending on the indications for use and the risk they pose to the patient. Class I includes devices with the lowest risk and Class III includes those with the greatest risk.

The class to which our products are assigned determines the type of pre-marketing application required for FDA clearance. If the product is classified as Class I or II, and if it is not exempt, a 510(k) will be required for marketing. It generally takes several months from the date of most 510(k) submissions to obtain clearance, and it may take longer, particularly if a clinical trial is required. For Class III devices, a pre-market approval application (PMA) is generally required. Some of our products may require approval of a New Drug Application, or NDA. The PMA and NDA processes can be expensive, uncertain, require detailed and comprehensive data, and generally take significantly longer than the 510(k) process.

If human clinical trials of a device are required, either for a 510(k) submission or a PMA, the sponsor of the trial, usually the manufacturer or the distributor of the device, must file an investigational device exemption (IDE) application prior to commencing human clinical trials. The FDA may not approve the IDE and, even if it is approved, the FDA may not accept that the data derived from the studies supports the safety and efficacy of the device or warrants the continuation of clinical trials. The same caveat applies to investigational new drug (IND) studies that support an NDA.

Our core implantable products have been approved through the PMA or Product Development Protocol (PDP) application process. Most of our other products, including our new products for women’s incontinence were approved through the 510(k) pre-market notification process. We have conducted clinical trials to support our PMA or PDP regulatory approvals.

The FDA and international regulatory authorities also periodically inspect our operations to assure themselves of our compliance with applicable quality system regulations. We must comply with a host of regulatory requirements that apply to medical devices and human tissue products marketed in the United States and internationally. If we fail to comply with these regulatory requirements, which are subject to change, our business, financial condition, and results of operations could be significantly harmed.

We are also subject to the National Organ Transplant Act, or NOTA, because we provide human tissue in connection with our sling systems for urinary incontinence and female pelvic support. NOTA prohibits the purchase and sale of human organs, including related tissue, for valuable consideration, but it does not prohibit the payment of reasonable expenses associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human tissue. NOTA enables the federal government to impose civil and criminal penalties on those found to have violated this federal statute.

The FDA has proposed a more comprehensive regulatory framework that builds upon and supersedes the existing regulations for human tissue-based products. Implementation of this proposed regulatory approach may lead to medical device submissions for some of the tissue products we provide with our sling kits.

Third-Party Reimbursement

Most of our products are purchased by hospitals which are reimbursed for their services by third-party payers including Medicare, Medicaid, comparable foreign agencies, private health care insurance, and managed care plans. The reimbursement environment facing our customers varies widely, as do our customers’ systems for dealing with such variation. We support the efforts of our customers to obtain appropriate reimbursement by providing them with the information necessary to align the utilization of our products with procedures for which reimbursement is established and through ongoing efforts to aid payers in informal decision making. We believe our support of customer reimbursement efforts is critical to the ongoing acceptance and success of our products.

Many third-party payers (including Medicare, Medicaid, and other large, influential payers) are seeking to reduce their costs by denying coverage for certain procedures, including new procedures for which efficacy has not yet been well established, or reimbursing at rates which do not cover the full cost of procedures. These activities may be particularly detrimental to AMS because our products treat quality-of-life conditions rather than life-threatening conditions, and because we are developing new products for new procedures. These new products and procedures may not find market acceptance because of delays in third-party payer acceptance of the medical value of the new procedures. The reimbursement rates for several procedures that use our products have fluctuated over the last few years, and it is likely that these fluctuations will continue.

We are not able to determine what effect, if any, Medicare reimbursement changes have on our revenues. We believe the average age of patients receiving our products is less than 60 years old and, therefore, a significant portion of our revenues are not directly affected by Medicare reimbursement trends. Further, the amount that hospitals pay medical device suppliers is not always tied directly to Medicare reimbursement rates. Hospitals may consider the total volume generated by a particular surgical specialty or practice and compensate suppliers at rates higher than Medicare reimbursement rates for particular procedures to maintain volumes on other procedures performed by that specialty. Finally, Medicare reimbursement rates are affected by regional variations and, for inpatient procedures, by disease severity factors, making the correlation between national reimbursement rate adjustments and our sales and pricing less than clear. For example, from 2001 to 2002 Medicare reimbursement for hospital-based outpatient surgical procedures using our inflatable penile prostheses for erectile restoration, including the “pass-through” payment for our device, decreased approximately 32 percent, and U.S. sales of products used in these surgeries increased 18 percent. From 2002 to 2003, reimbursement declined another 9 percent, and our sales increased less than 1 percent. For 2004, reimbursement for these procedures, including the payment for our device, will increase 27 percent over 2003. Ultimately, we cannot predict the frequency or severity of future reimbursement reductions, and such future reductions, if they occur, could have a material, adverse effect on our revenue growth rates and profitability.

Employees

We employ 587 people in the following areas: 156 in manufacturing, 254 in sales and marketing, 81 in administration, 49 in regulatory, clinical and quality assurance, and 47 in research and development. We do not have any active organized labor unions. We believe we have an excellent relationship with our employees.

Financial Information about Geographic Areas

Approximately 18.7 percent of our 2003 consolidated revenues are from sales to customers outside of the United States.

Item 1A. Risk Factors

There are several factors that could cause our actual results to differ materially from our anticipated results. Some of these factors, and their impact on the success of our operations and our ability to achieve our goals, are discussed below.

Supplier Risks

Many of our products are dependent on raw materials from one or two suppliers who may not be able to meet our demands or who may decide to stop supplying us because of their concerns about product liability claims or other reasons. Losing any of these raw material suppliers could have a material adverse effect on our sales and income. As a result of recent supplier consolidations, we now rely on only one source for the silicone elastomer used in some of our implantable products; the loss of this supplier would have a material adverse effect on our cost of goods sold and income, as we would be required to qualify an additional supplier. We procure human cadaveric dermis through two processors, and we have one supplier of porcine dermis.

Potential Product Recalls

In the event that any of our products were defective, we could voluntarily recall, or the FDA could require us to redesign or recall, any defective product. There is a possibility that we may recall products in the future and that future recalls could result in significant costs to us and in significant negative publicity which could harm our ability to market our products in the future.

Continued Physician Use and Endorsement of our Products

For us to sell our products, physicians must recommend and endorse them. We may not obtain the necessary recommendations or endorsements from physicians. Many of the products we acquired or are developing are based on new treatment methods. Acceptance of our products is dependent on educating the medical community as to the distinctive characteristics, perceived benefits, clinical efficacy, and cost-effectiveness of our products compared to competitive products, and on training physicians in the proper application of our products. For example, during 2003 we have committed significant marketing and selling resources to making the Monarc sub-fascial hammock for urinary incontinence and the Her Option therapy for excessive uterine bleeding available to physicians and their patients. We believe both of these products address major market opportunities, but if we are unsuccessful in marketing either of them, our sales and earnings might be below expectations.

Successful Introduction of New Products and Product Improvements

As part of our growth strategy, we intend to introduce a number of new products and product improvements. If we do not introduce these new products and product improvements on schedule, or they are not well-accepted by the market, our growth will suffer.

Continued Use of Non-Invasive Treatment Alternatives

We predominantly sell devices and kits for invasive or minimally invasive surgical procedures. If patients do not accept our products, our sales may decline. Patient acceptance of our products depends on a number of factors, including the failure of non-invasive therapies, the degree of invasiveness involved in the procedures using our products, the rate and severity of complications, and other adverse side effects from the procedures using our products. Patients are more likely to first consider non-invasive alternatives to treat their urological disorders. The introduction of new oral medications or other less-invasive therapies might cause our sales to decline.

Actions Related to Reimbursement for Procedures Using our Products

Some portions of our revenues depend on U.S. and non-U.S. government health care programs and private health insurers reimbursing patients’ medical expenses. Physicians, hospitals, and other health care providers might not purchase our products if they do not receive satisfactory reimbursement from these third-party payers for the cost of procedures using our products. For example, effective January 1, 2003, the Centers for Medicare and Medicaid Ser-

vices (CMS) again reduced the hospital payment rates for certain procedures in which our products are used. We do not believe these reductions had a material, adverse effect on our sales or earnings in 2003, but we do not know if hospitals that treat Medicare and Medicaid patients have prohibited physicians from performing procedures using our products. While CMS has increased some of these procedure reimbursement rates effective January 1, 2004, we do not know whether these increases will be sufficient incentive for hospitals to allow or encourage physicians to provide services using our products. Further, in the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to control health care costs. Government and private insurers, both inside and outside of the United States, may lower their reimbursement rates in the future, which could adversely affect future hospital and physician support for our products.

As previously noted, the American Medical Association has announced it will be issuing a Category I CPT code for cryoablation using Her Option. This decision starts a process of updating the AMA’s Resource-Based Relative Value Scale (RBRVS), which will be referenced by health care payers in determining payments for the procedure. We expect the RBRVS update will be published in late 2004 and become effective in January 2005. We can offer no assurances that a new code for Her Option procedures will be in place by January 2005 or that the reimbursement will adequately cover the costs of performing the procedure. If reimbursement for the Her Option procedure were not adequate to cover the full cost of performing the procedure, our sales and earnings would be below expectations.

Intellectual Property Lawsuits

The medical device industry is litigious with respect to patents and other intellectual property rights. Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage. We are currently involved in an intellectual property lawsuit with Mentor Corporation relating to our Monarc sub-fascial hammock for the treatment of female incontinence. See “Item 3 Legal Proceedings” for more specific information regarding this lawsuit. If Mentor were to succeed in this lawsuit, the court could require us to pay significant damages to Mentor, prevent us from selling our Monarc sub-fascial hammock for the treatment of female incontinence, or both. The occurrence of any of these would have a negative impact on our business.

In the future, we may become a party to other lawsuits involving patents or other intellectual property. A legal proceeding, regardless of the outcome, could drain our financial resources and divert the time and efforts of our management. If we lose one of these proceedings, a court, or a similar foreign governing body, could require us to pay significant damages to third parties, require us to seek licenses from third parties and pay ongoing royalties, require us to redesign our products, or prevent us from manufacturing, using or selling our products. In addition to being costly, protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.

Product Liability Lawsuits

The manufacture and sale of medical devices exposes us to significant risk of product liability claims. In the past, we have had a number of product liability claims relating to our products. In the future, we may be subject to additional product liability claims, some of which may have a negative impact on our business. If a product liability claim or series of claims is brought against us for uninsured liabilities or for amounts in excess of our insurance coverage, our business could suffer. We are not currently involved in any material product liability litigation.

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

Acquisition Integration

On December 30, 2002, we acquired CryoGen, Inc. which we initially maintained as a San Diego-based subsidiary. In August 2003, we announced our decision to combine our San Diego operations into our Minnetonka facility, where we expect to obtain FDA approval for manufacturing and product service. Failure to obtain this approval in a timely manner could have a material adverse impact on our business.

International Sales

In 2003, approximately 19 percent of our sales were to customers outside the United States. Some of these sales were to governmental entities and other organizations with extended payment terms. A number of factors including political or economic instability in the countries where we do business could affect payment terms and our ability to collect foreign receivables. We have little influence over these factors and changes could have a material adverse impact on our business.

Manufacturing Facility

We are currently operating with one manufacturing shift and have adequate physical capacity to serve our business operations for the foreseeable future. We do not have a back up facility, and the loss of our Minnetonka facility would have a material adverse effect on our sales, earnings, and financial condition.

Item 2. Properties

Our corporate headquarters, main warehouse, and manufacturing operations are located in a 180,000 square foot building we own in Minnetonka, Minnesota. We believe we have sufficient capacity to meet production requirements for our products for the foreseeable future.

We lease office space for our international operations in Australia, Canada, France, Germany, the Netherlands, Spain and the United Kingdom.

Item 3. Legal Proceedings

We have been and are also currently subject to various legal proceedings and other matters which arise in the ordinary course of business, including product liability claims.

In October 2003, we filed a suit against Mentor Corporation seeking a declaratory judgment that we do not infringe any valid claim of U.S. Patent No. 6,638,211, which is owned by Mentor, that the claims of the ‘211 patent are invalid and unenforceable against us, and enjoining Mentor from making charges that we infringe the ‘211 patent. In February 2004, Mentor filed suit in U.S. District Court for the District of Minnesota against us, alleging that we were inducing infringement and contributing to the infringement of the ‘211 patent by selling our Monarc sub-fascial hammock in the United States. Mentor is seeking a declaratory judgment that we have infringed the ‘211 patent and enjoining us from infringing the ‘211 patent, and damages to compensate Mentor for our alleged infringement, as well as trebling of damages by reason of willful infringement. We believe that Mentor’s complaint is without merit and intend to vigorously prosecute our complaint and defend against Mentor’s complaint. We do not expect this lawsuit to have a material affect on our sales, earnings, or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Item 4A. Executive Officers of the Registrant

Our executive officers, with their ages and biographical information are as follows:

Name	Age	Title
Douglas W. Kohrs	46	Chief Executive Officer and Chairman of the Board
M. James Call	58	Executive Vice President, Strategic Planning and Development
Janet L. Dick	47	Vice President, Human Resources
Carmen L. Diersen	43	Executive Vice President, Chief Financial Officer
Martin J. Emerson	40	President, Chief Operating Officer
Richard J. Faleschini	57	Vice President and General Manager, AMS Gynecology
Lawrence W. Getlin	58	Vice President, Regulatory, Medical Affairs and Quality Systems
Ross A. Longhini	42	Executive Vice President, Chief Technology Officer

Douglas W. Kohrs has served as our Chief Executive Officer and one of our directors since 1999. From 1999 to 2004, he was also our President. In March 2004, he became Chairman of our Board of Directors. Mr. Kohrs has 21 years of experience in the medical device industry. He was part of the founding team at Spine-Tech when it was formed in 1991 to develop and commercialize the BAK spinal fusion cage, a novel implantable device to improve the surgical treatment of degenerative disc disease, and was Vice President of Research and Development and Vice President of Marketing. He was general manager of Sulzer Spine-Tech Inc. from 1998 to 1999. Mr. Kohrs currently serves as a director of Disc Dynamics Inc., SpineCore Inc., and Pioneer Surgical Technologies, all of which are privately-held companies, and Kyphon, Inc., which is a publicly-held company engaged in orthopedic medical devices.

M. James Call has served as our Executive Vice President, Strategic Planning and Development since March 2004. Since July 2001 he has also served as our Chief Financial Officer and Secretary, and he will continue to serve as our Chief Financial Officer until March 22, 2004. From 1995 through 2001, Mr. Call was Chief Financial Officer of Interventional Technologies Inc., a private company acquired by Boston Scientific Corporation in 2001.

Janet L. Dick has served as our Vice President, Human Resources since 1996. Overall, Ms. Dick has spent almost 19 years in positions of increasing responsibility within our human resources department and Schneider (USA)’s human resources department, both of which were divisions of Pfizer at the time. Her prior human resources career was in banking, commercial construction, and mortgage banking.

Carmen L. Diersen joined us as an Executive Vice President in March 2004. She will assume the office of Chief Financial Officer on March 22, 2004. From 1992 to 2004, she held positions of increasing domestic and international responsibility in finance, business development, and general management at Medtronic Inc. Most recently, Ms. Diersen was Vice President, Business Development. From March 2002 through 2003, she was Vice President, General Manager, Musculoskeletal Tissue Services; and from February 1999 through March 2002, she was Vice President of Finance and Administration and Vice President of Business Development, Americas and Asia Pacific. From 1982 to 1992, she held positions of increasing responsibility at Honeywell Inc.

Martin J. Emerson has served as our President since March 2004. From January 2003 to March 2004 he served as our Executive Vice President, Global Sales and Marketing, and Chief Operating Officer. From 2000 through 2002, he served as Vice President and General Manager of International. Mr. Emerson has 18 years experience in the medical device field in finance and general management capacities. From 1998 to 2000, he served as General Manager and Finance Director for Boston Scientific Corporation in Singapore. Also in Singapore, he was Vice President and Regional Financial Officer with MasterCard International from 1997 to 1998. Mr. Emerson’s earlier experience was with Baxter International from 1985 to 1997, most recently as Vice President Finance, Hospital Business, Brussels, from 1995 to 1997.

Richard J. Faleschini has served as our Vice President and General Manager, since January 2003. From November 1999 through December 2002, he served as our Vice President, Sales and Marketing. Mr. Faleschini has over 24 years experience in medical device sales, marketing and general management. From July 1995 to August 1999, he served in various executive positions at Medtronic, Inc. with responsibilities for several sectors of its cardiovascular businesses, including coronary stents, most recently as Vice President, U.S. Cardiovascular Health Care Systems Marketing.

Lawrence W. Getlin, J.D., has served as our Vice President, Regulatory, Medical Affairs, and Quality Systems and Compliance since 1990. He is a member of the American Bar Association and the California State Bar, as well as the U.S. Court of Appeals 9th District, and District Court, Central District of California, and is Regulatory Affairs Certified. Mr. Getlin currently serves as AMS’ representative on the board of directors of InjecTx Inc., a privately held company that supplies us with our ProstaJect ethanol injection systems.

Ross A. Longhini has served as our Executive Vice President and Chief Technology Officer since January 2003. Mr. Longhini has 21 years of experience in the field of medical device product development. From 1998 to 2002, he served in various management positions in Sulzer Spine-Tech of Minnesota including Vice President, Research and Development, Clinical & Regulatory. From 1991 to 1998, he worked at I.V. Infusion Therapy of 3M which was sold to Gaseby in 1996 then purchased by Smiths Medical Systems in 1997. From 1983 to 1991, he worked at 3M Dental Products.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock as reported on the Nasdaq National Market. These prices do not include adjustments for retail mark-ups, mark-downs, or commissions.

	2002		2003
	High	Low	High	Low
First quarter	$24.54	$18.20	$17.78	$13.68
Second quarter	$24.56	$20.06	$17.60	$14.13
Third quarter	$22.91	$15.62	$23.24	$16.85
Fourth quarter	$21.01	$13.08	$23.39	$20.06

Holders

On March 1, 2004, there were approximately 123 shareholders of record and 2,400 beneficial stockholders.

Dividends

We have never declared or paid cash dividends. We intend to retain all future earnings for the operation and expansion of our business. We do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. In addition, our current senior credit facility prohibits us from paying any cash dividends without our lenders’ consent.

Securities Authorized for Issuance Under Equity Compensation Plans

The information in the “Compensation and Other Benefits—Securities Authorized for Issuance Under Equity Compensation Plans” section of our 2004 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

ITEM 6. Selected Financial Data

The following tables present five years of data (in thousands) from our statement of operations and balance sheet.

Statement of Operations Data	1999	2000	2001	2002	2003
Net sales	$81,353	$100,317	$117,938	$141,648	$168,283
Operating expenses:
Cost of goods sold (1)	31,419	21,891	23,140	24,605	27,353
Marketing and sales	30,400	39,277	44,931	50,152	63,324
General and administrative	7,889	12,128	12,047	13,186	16,882
Research and development	9,552	12,225	11,899	11,858	14,924
Amortization of intangibles	4,260	8,360	9,374	3,775	4,160
Transition and reorganization	3,000	1,000	1,000	—	—
In-process research and development	7,354	—	—	—	—

Total operating expenses	93,874	94,881	102,391	103,576	126,643
Operating income (loss)	(12,521)	5,436	15,547	38,072	41,640
Other income (expense)
Royalty and other	4,205	2,928	(213)	4,172	3,801
Interest	(6,873)	(6,943)	(2,932)	(1,628)	(1,352)

Income (loss) before income taxes	(15,189)	1,421	12,402	40,616	44,089
Income tax expense (2)	(5,340)	1,369	5,872	15,730	15,039

Net income (loss)	($9,849)	$52	$6,530	$24,886	$29,050
Net income per share (3)
Basic		$0.00	$0.22	$0.77	$0.88
Diluted		$0.00	$0.20	$0.73	$0.85

(1)	In connection with the Company’s acquisition from Pfizer, Inc., inventories were recorded at fair market value on the date of acquisition. This accounting treatment required a $21.8 million write-up of inventories above costs. We charged this write-up to cost of goods sold over the following six months as the acquired inventory was sold. We charged cost of goods sold $10.2 million in the period from September 11 to December 31, 1998, and $11.6 million in the first quarter of 1999 related to this fair market value cost adjustment. In the fourth quarters of 2002 and 2003, we reduced our warranty allowance by $2.9 million and $3.1 million and reduced our cost of goods sold and increased our operating income by the same amounts.

(2)	During the third quarter of 2003, the Company applied for and recognized U.S. tax benefits related to Research and Development and Extraterritorial Income Exclusion tax credits for the years 1999 through 2002, resulting in a $1.1 million reduction in 2003 tax expense.

(3)	No net income per share is presented during fiscal year 1999 because no shares of common stock were outstanding.

Balance Sheet Data	1999	2000	2001	2002	2003
Cash and cash equivalents	$6,940	$12,165	$28,755	$79,429	$58,953
Working capital	5,844	22,068	50,908	97,286	89,619
Total assets	179,008	181,262	235,151	251,645	279,327
Long-term liabilities	95,821	38,980	25,884	18,860	9,205
Redeemable preferred stock	67,465	—	—	—	—
Stockholders’ equity (deficit)	(21,836)	109,523	174,087	204,262	240,346

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introductory Overview

American Medical Systems develops and delivers innovative medical solutions to our target patients and physicians. Since becoming an independent company in 1998, we have worked to build a business that delivers consistent revenue and earnings growth, fueled by a robust pipeline of innovative products for significant, under-penetrated markets of patients and their physicians. We have greatly broadened our product line, building on our traditional base of products for erectile restoration and products for men’s incontinence, stricture, and prostate disease which are used by urologists, to products for women’s incontinence used by urologists and gynecologists, and, in 2003, products for menorrhagia and other pelvic disorders used by gynecologists.

Results of Operations

Sales trends

The following table compares net sales (in thousands) of our product lines between 2001 and 2002, and between 2002 and 2003.

			Increase				Increase
Product Line	2001	2002	Dollars	Percent	2002	2003	Dollars	Percent
Men’s health
Erectile restoration	$59,230	$69,554	$10,324	17.4%	$69,554	$72,385	$2,831	4.1%
Bladder control	30,543	35,316	4,773	15.6%	35,316	39,758	4,442	12.6%
Prostate treatment	7,100	6,063	(1,037)	-14.6%	6,063	4,923	(1,140)	-18.8%

Total	96,873	110,933	14,060	14.5%	110,933	117,066	6,133	5.5%
Women’s health	21,065	30,715	9,650	45.8%	30,715	51,217	20,502	66.7%

Total	$117,938	$141,648	$23,710	20.1%	$141,648	$168,283	26,635	18.8%

Men’s health products. During 2002, revenue from erectile restoration products increased due to a continued shift to the InhibiZone antibiotic coated penile implant introduced in 2001, which carries a higher selling price than the non-coated AMS 700 product to recover the cost of its drug-eluting benefit. Erectile restoration unit volume declined by 2.5 percent during 2002. The 2003 increase in erectile restoration sales reflects a continued shift to our InhibiZone implants, which represent 55 percent of our total erectile restoration volume, up from 43 percent in 2002. The increase also reflects higher sales of our non-inflatable implants, including the recently acquired Dura II product line. These increases were partially offset by lower unit volume on our Ambicor and non-coated AMS 700 products resulting from our customer’s preference for the InhibiZone product. Overall unit volume increased approximately 1 percent from 2002 to 2003.

The 2002 increase in male bladder control sales was due to a combination of unit and price increases. Approximately one half of the 2003 increase in male bladder control revenues was due to price increases on both the AMS

800 Artificial Urinary Sphincter and the InVance male sling system, with the remaining increase from higher volumes on both products. Price and volume increases in both products resulted from product and procedure improvement.

Prostate treatment sales continue to decline with unit volume of our UroLume product, particularly in the U.S., as customers continue to prefer newer BPH treatments.

Women’s health products. Revenue growth from women’s health products was 45.8 percent in 2002 and 66.7 percent in 2003 with the market introduction and physician acceptance of our SPARC and Monarc sling systems for female stress urinary incontinence, partially offset by a decrease in InFast unit sales as customers shifted over to our SPARC product. We believe that the less invasive nature of our sling procedures and the unprecedented number of surgical options we now have available for treating incontinence are encouraging more and more physicians to recommend our treatments.

International sales and foreign exchange effects. During 2003, revenues increased $3.9 million as a result of favorable currency exchange rates, mainly the Euro. If currency exchange rates in 2003 were the same as in 2002, total 2003 sales would have been $164.4 million, an increase of $22.7 million, or 16.0 percent. Because a large share of our expenses associated with European sales are Euro-denominated costs, changes in these currency rates do not affect net income and cash flows from operations by the same dollar amount as they affect sales revenues. The following table shows sales by customer location (in thousands).

			Increase				Increase
Customer location	2001	2002	Dollars	Percent	2002	2003	Dollars	Percent
Within U.S.	$97,069	$116,523	$19,454	20.0%	$116,523	$136,765	$20,242	17.4%
Outside U.S.
Before FX impact	20,869	24,412	3,543	16.9%	25,125	27,593	2,468	9.8%
Currency impact	—	713	713	—	—	3,925	3,925	—

Total	20,869	25,125	4,256	20.4%	25,125	31,518	6,393	25.4%

Total	$117,938	$141,648	$23,710	20.1%	$141,648	$168,283	$26,635	18.8%

Operating Expenses

The following table compares the dollar (in thousands) and percentage change in the Statement of Operations between 2001 and 2002 and between 2002 and 2003.

			Increase				Increase
	2001	2002	Dollars	Percent	2002	2003	Dollars	Percent
Net sales	$117,938	$141,648	$23,710	20.1%	$141,648	$168,283	$26,635	18.8%
Operating expenses
Cost of goods sold	23,140	24,605	1,465	6.3%	24,605	27,353	2,748	11.2%
Marketing and selling	44,931	50,152	5,221	11.6%	50,152	63,324	13,172	26.3%
R&D	11,899	11,858	(41)	-0.3%	11,858	14,924	3,066	25.9%
G&A	12,047	13,186	1,139	9.5%	13,186	16,882	3,696	28.0%
Transition and reorg.	1,000	—	(1,000)	-100.0%	—	—	—	—
Intangible amortization	9,374	3,775	(5,599)	-59.7%	3,775	4,160	385	10.2%

Total	102,391	103,576	1,185	1.2%	103,576	126,643	23,067	22.3%
Operating income	$15,547	$38,072	$22,525	144.9%	$38,072	$41,640	$3,568	9.4%
Other income (expense)
Interest income	881	1,130	249	28.3%	1,130	476	(654)	-57.9%
Interest expense	(3,813)	(2,758)	(1,055)	-27.7%	(2,758)	(1,828)	(930)	-33.7%
Royalty income	2,926	3,032	106	3.6%	3,032	2,797	(235)	-7.8%
Other	(3,139)	1,140	4,279	136.3%	1,140	1,004	(136)	-11.9%
Total	(3,145)	2,544	5,689	180.9%	2,544	2,449	(95)	-3.7%
Income before taxes	12,402	40,616	28,214	227.5%	40,616	44,089	3,473	8.6%
Income tax expense	5,872	15,730	9,858	167.9%	15,730	15,039	(691)	-4.4%

Net income	$6,530	$24,886	$18,356	281.1%	$24,886	$29,050	$4,164	16.7%

The following table shows the Statement of Operations as a percentage of net sales for 2001, 2002, and 2003.

	2001	2002	2003
Net sales	100.0%	100.0%	100.0%
Operating expenses
Cost of goods sold	19.6%	17.4%	16.3%
Marketing and selling	38.1%	35.4%	37.6%
R&D	10.1%	8.4%	8.9%
G&A	10.2%	9.3%	10.0%
Transition and reorg.	0.8%	0.0%	0.0%
Intangible amortization	7.9%	2.7%	2.5%

Total	86.8%	73.1%	75.3%
Operating income	13.2%	26.9%	24.7%
Other income (expense)
Interest income	0.7%	0.8%	0.3%
Interest expense	-3.2%	-1.9%	-1.1%
Royalty income	2.5%	2.1%	1.7%
Other	-2.7%	0.8%	0.6%

Total	-2.7%	1.8%	1.5%
Income before taxes	10.5%	28.7%	26.2%
Income tax expense	5.0%	11.1%	8.9%
Net income	5.5%	17.6%	17.3%

Cost of goods sold. During 2002, and continuing into 2003, we experienced a significant decrease in warranty claims. With further investigation, we concluded that these decreases were primarily the result of recent improvements in the quality and durability of our products and our claims processing procedures. As a result, cost of goods sold in 2002 and 2003 reflect favorable reductions in our warranty allowance of $2.9 million and $3.1 million, respectively. Without these favorable adjustments, cost of goods sold during 2002 would have been $27.5 million, or 19.4 percent of sales, and $30.5 million, or 18.1 percent of sales for 2003. See Critical Accounting Policies and Estimates for further details on the warranty reversal.

Excluding the effect of favorable currency exchange rates on revenue of $3.9 million and the warranty reversal, 2003 cost of goods sold would have been 18.6 percent of sales, a 0.8 percentage point reduction from 2002. This decrease is due mainly to higher production volumes and product mix changes. Cost of goods sold as a percent of sales has generally benefited from relatively fixed overhead costs, which account for more than a quarter of our cost of goods sold, being spread over higher manufacturing volumes. This benefit has been partially offset by a higher portion of our revenues coming from women’s health products, which generally carry a slightly lower gross margin. Future cost of goods sold will continue to depend on production levels and product mix.

Marketing and selling. Cost increases in 2002 resulted from higher employee and commission expenses to support higher sales and new product rollout costs. A significant portion of this 2002 increase was to strengthen our international infrastructure, leading to increased international sales in 2002 and 2003. Marketing and selling expenses increased further in 2003 as we expanded our work with (1) gynecologists for Her Option by establishing a separate direct gynecology sales force; (2) other women’s health products; and (3) erectile dysfunction patients. Increased spending for women’s health products totaled $10.4 million in 2003. We expect to continue these higher activity and spending levels going forward, although we expect them to decline as a share of sales as our sales increase.

In addition, we spent approximately $1.2 million during 2003 to consolidate much of our European marketing and selling operations into a new shared service center in Amsterdam. We believe this new shared service center will allow us to grow our European business faster, more efficiently and with greater control. We expect marketing and selling expense to be between 30 and 35 percent of sales going forward.

General and administrative. Cost increases in 2002 compared to 2001 were primarily due to professional fees and services, recruiting and relocation costs, and corporate insurance, partially offset by $0.6 million in savings due to the closing of our Influence facility in Israel during 2001. Major cost increases during 2003 were due to $2.0 million of additional costs related to the CryoGen operation, including the relocation of the San Diego operation to Minnesota in the fourth quarter of 2003, $0.6 million of additional product liability insurance expenses, and $0.2 million of costs to support the extension of communication and information systems to our European offices. We will incur additional expenses in 2004 to extend the capabilities of these systems to our other international offices.

The Sarbanes-Oxley Act passed in July 2002 has increased the focus on our financial reporting, public disclosure, and compliance practices, and 2003 expenses have increased for additional personnel and resources to comply with this act and related regulations. We expect costs to continue to increase in future periods in order to comply with the legal and financial requirements of the Sarbanes-Oxley Act and related regulations.

Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. Cost increases during 2002 in clinical studies and product development were more than offset by savings of $0.7 million from the closing of our Israeli research and development facility during 2001. Cost increases during 2003 were primarily to support Her Option and other women’s health products. We expect total spending in research and development to increase further in 2004, and in the longer term to continue to be in the range of 8 to 10 percent of net sales. In addition, costs in this area could vary as a result of spending on purchased technologies.

Amortization of intangibles. The decreases in amortization in 2002 compared to 2001 are attributable to the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on December 30, 2001. Under the provisions of SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized. The increase in amortization expense in 2003 compared to 2002 reflects the amortization of definite-lived assets from the CryoGen and Dura II acquisitions. For a more complete description of this change and its impact on financial results see Notes to Consolidated Financial Statement – No. 5.

Other income (expense)

Royalty income. Most of our royalty income is from the license of our stent-delivery technology for medical use outside of urology. This perpetual exclusive worldwide license was entered into during 1998 and is expected to continue to at least 2009. We receive a royalty equal to 2.625 percent of net sales of licensed products on a quarterly basis, which accounted for $2.9 million, $3.0 million, and $2.8 million in other income in 2001, 2002, and 2003.

Interest income. The 2002 increase in interest income was due to the full year investment of proceeds from our July 2001 secondary public offering, while 2001 reflects only one-half year of interest income on these proceeds. Interest income was lower in 2003 than in 2002 due to (1) lower cash balances as a result of the CryoGen and Dura II acquisitions in 2003, and (2) lower interest rates.

Interest expense. Interest expense decreased in 2002 as average borrowings declined by approximately $5.0 million. The decline during 2003 reflects a $7.6 million decline in notes payable, as well as the expiration of our interest rate swap agreement on June 30, 2003. We had hedged a portion of our original $65.0 million variable rate term loan, as required by our senior credit facility, by entering into an interest rate swap agreement in which we agreed to exchange, at specified intervals, the calculated difference between the fixed interest rate of the swap and the variable interest rate on a portion of our debt. Pre-tax expense from this agreement was $0.9 million during 2003. We did not renew the swap agreement and do not expect any swap-related expenses going forward.

Other. On January 1, 2002, we terminated the AMS Retirement Annuity Plan. At the time of this termination, we contributed approximately $5.8 million to the pension plan and recorded a gain on pension plan termination of $0.7 million. We made this contribution to the pension plan to fully fund under-funded pension plan liabilities that had accrued due to declining investment balances in the plan and low interest rates, and to fund early retirement benefits.

Other expense for 2001 includes the write-off of our $3.0 million investment in Collagenesis Corporation (see Notes to Consolidated Financial Statements).

The remainder of other income and expense includes exchange gains and losses resulting from the fluctuations in foreign currencies, mainly the Euro, against the U.S. dollar and relate to translating foreign denominated inter-company receivables to current rates.

Income tax expense

As part of our adoption of Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we no longer record goodwill amortization that had been a permanent non-deductible expense. In 2001, the total of this non-deductible amortization was approximately $1.9 million. If the rules that we adopted in 2002 were in place in 2001, the effective tax rate in 2001 would have been approximately 41 percent. Our 2003 effective tax rate was approximately 34.0 percent after taking into account the $1.1 million we recognized with our application for certain U.S. tax benefits related to Research and Development Tax Credits and Extraterritorial Income Exclusion for the years 1999 through 2002. Without the recognition of these credits, our tax rate would have been 36.6 percent, down from 38.7 percent in 2002, reflecting our use of current-period federal and state tax credits. We expect our effective tax rate in 2004 to be in the range of 36 percent to 37 percent.

Liquidity and Capital Resources

Cash and cash equivalents were $59.0 million as of January 3, 2004, compared to $79.4 million as of December 28, 2002. This $20.5 million decrease is primarily caused by debt repayments and the acquisition of CryoGen and Dura II. These decreases were partially offset by cash provided from operations totaling $34.1 million.

Cash flows from operating activities

Operating activities generated $25.3 million, $28.8 million, and $34.1 million of positive cash flow in 2001, 2002, and 2003. During 2003, net income adjusted for the non-cash expenses of depreciation and amortization resulted in a $7.1 million current year increase and totaled $39.7 million compared to $32.6 million in 2002 and $19.8 million in 2001. During 2003, accounts payable and accrued expenses decreased $3.5 million, primarily as a result of an additional $3.1 million reduction in the allowance for warranty claims (see Critical Accounting Policies and Estimates). This compares to the $7.9 million decrease in 2002 related to a $5.8 million pension plan termination payment in addition to a $2.9 million reduction in the allowance for warranty claims, and a $3.9 million increase in 2001 resulting from a non-cash expense of $0.7 million due to the acceleration of stock option vesting for a former employee and a non-cash expense of $3.4 million related to the write-off of an investment in Collagenesis. In addition, during 2003 the Company increased inventories and accounts receivable by $3.1 million and $3.9 million to support business expansion, primarily in women’s health. Deferred income tax assets increased by $3.1 million in 2003, mainly due to an assessment and resulting increase in the Section 382 Net Operating Loss limitation.

Cash flows for investing activities

During 2001, we invested $1.5 million in InjecTx (reported as a technology investment) and spent $1.5 million to acquire worldwide distribution rights for DermMatrix, a porcine dermis graft material used in sling and pelvic prolapse procedures (reported as a purchase of intangibles). We made additional $1.0 million investments for each of these ventures during 2002. In addition, during 2001 we made milestone and contingent purchase price payments relating to the Influence acquisition totaling $11.5 million and a $3.0 million investment in Collagenesis Corporation. Fixed asset additions during 2001 and 2002 were $2.7 million and $1.7 million, respectively. During 2003, we used $44.1 million to acquire CryoGen and Dura II, and $6.5 million for capital expenditures.

Cash flows from financing activities

We have a senior credit facility consisting of term debt and a $15.0 million revolving line of credit, which incurs a commitment fee of .25 percent for unused portions. The senior credit facility expires in September 2005. This facility is secured by substantially all of our assets, and contains certain restrictions requiring prior bank group approval. The restrictions prohibit the payment of dividends and the incurrence of additional debt, limit capital expenditures to $10.0 million for any fiscal year (plus the unused portion of this $10.0 million capital expenditure limit for the preceding fiscal year), limit acquisitions to an aggregate of $25.0 million in any fiscal year, prohibit sale and leaseback agreements, and limit operating leases (except for vehicles for sales personnel) to $1.0 million in any fiscal year.

In addition, we are subject to, and in full compliance with, four financial covenants: a leverage ratio, an interest coverage ratio, a fixed charge coverage ratio, and a required minimum level of consolidated EBITDA. The following table sets forth these covenants and our compliance as of January 3, 2004:

	Credit facility
Covenant	requirements			Company actual
Leverage ratio		<2.50		0.29
Interest coverage ratio		>3.00		30.93
Fixed charge coverage ratio		>1.25		4.06
Minimum consolidated EBITDA	>$	35.0	million	$56.5	million

As of January 3, 2004, the outstanding principal balance under the term debt portion of the senior credit facility was $16.4 million. We did not have an outstanding balance under the revolving line of credit, so we have $15.0 million of availability under that portion of the senior credit facility.

Contractual Obligations

The following table sets forth the past payments and future commitments (in thousands) under the senior credit facility and operating leases.

		Less than			More than
	Total	1 year	1–3 years	3–5 years	5 years
Credit facility	$17,527	$7,907	$9,620	—	—
Automobile leases	2,636	926	1,033	677	—
Office and facility rent	1,979	615	845	519	—

Total	$22,142	$9,448	$11,498	$1,196	—

Our credit facility consists of term debt and a revolving line of credit that expire in September 2005. Payments shown include interest at the indexed rate at January 3, 2004. The automobiles are used by sales personnel. The lease terms for automobiles are typically three years. The office and facility rent includes the CryoGen manufacturing facility in San Diego and sales offices outside the U.S. The lease for the CryoGen facility expires on August 31, 2005. We have sublet the premises for the remaining lease term.

In 2003, we acquired CryoGen Inc. Pursuant to the acquisition agreement, we will pay CryoGen’s former shareholders an earnout payment equal to three times our net revenues from sales of CryoGen’s products over a period of four consecutive quarters ending three years after closing, less $40.0 million. If our net product revenues attributable to sales of CryoGen’s products during any such four-quarter period do not exceed $13.3 million, no earnout payment will be made. The maximum amount of the earnout payment is $110.0 million. The representative of the former CryoGen shareholders has made a claim for a purchase price adjustment based on CryoGen’s net equity at the time of closing of the transaction. We do not believe the former CryoGen shareholders are entitled to a purchase price adjustment, and we do not believe that the resolution will be material to us. This transaction is more fully described in our Form 8-K filed with SEC on January 6, 2003.

We believe that funds generated from operations, together with our balances in cash and cash equivalents and funds available under our senior credit facility, will be sufficient to finance current operations, planned capital expenditures, and commitments to CryoGen shareholders for at least the next twelve months.

Critical Accounting Policies and Estimates

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management’s discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues, and expenses and (2) the related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates, including but not limited to, those related to accounts receivable and sales return obligations, inventories, long-lived assets, warranty, legal contingencies, and income taxes. The critical accounting policies that are most important in fully understanding and evaluating the financial condition and results of operations are discussed below.

Revenue Recognition Policy

The Company recognizes revenue when legal title to the goods passes to its customers. Approximately half of the Company’s revenue is generated from inventory loaned to customers or from consigned inventory maintained at hospitals or with field representatives. In these situations, revenue is recognized at the time the product has been implanted or used. The Company reports sales net of estimated returns, rebates, and other trade discounts.

We have no post-shipment obligations associated with our sales. The shipment of product to distributors, which is less than five percent of our revenues, affects the timing of revenue recognition because the distributors take title FOB our dock. All of our customers have rights of return for the occasional ordering or shipping error. We maintain an allowance for these returns and reduce reported revenue for expected returns from shipments during each reporting period.

Allowance for Doubtful Accounts and Other Accounts Receivable Related Valuation Accounts

We maintain an allowance for doubtful accounts and sales returns that are calculated using subjective judgments and estimates to establish these valuation accounts. Different judgments could have material variances in the amount and timing of our reported results for any period. In addition, actual results could be different from current estimates, possibly resulting in increased future charges to earnings.

An allowance for doubtful accounts is maintained for all individual accounts receivable that we believe are unlikely to be collected. For all other accounts receivable, an allowance for doubtful accounts based on the age of receivable balances is recorded. At December 28, 2002 and January 3, 2004, the allowance for doubtful accounts was $1.0 million. The allowance was 3.4 percent and 3.2 percent of gross accounts receivable at the end of 2002 and 2003, respectively.

We maintain an allowance for returns based on historical and current trends in product returns. At December 28, 2002 this allowance was $0.4 million, and increased to $1.8 million at January 3, 2004, in connection with our product return policies for Her Option sales to gynecologists’ offices.

Inventory Valuation

Inventories are recorded at the lower of manufacturing cost or net realizable value. Each quarter, we evaluate our inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical loss trends, expected product lives, sales levels by product, and projections of future sales demand. We write off inventories we consider obsolete. In addition, we record an allowance for inventory quantities in excess of forecasted demand. Inventory allowances were $2.7 million and $1.9 million at the end of 2002 and 2003. The reduction reflects enhanced inventory management practices. If future demand or market conditions are less favorable than current estimates, additional inventory adjustments would be required and would adversely affect income in the period the adjustment is made.

Warranty Accrual / Allowance

We warrant all of our products to be free from manufacturing defects. In addition, if a product fails, we may provide replacements at no cost or a substantial discount from list price. We maintain a warranty allowance to cover the cost of replacements for our erectile restoration, incontinence, and menorrhagia products. When we sell products, we record an expense for the expected costs of future warranty-related claims, and increase the warranty allowance by an equivalent amount. We reduce the warranty allowance by the cost of the replacement device when an actual claim is awarded. Thus, the balance of the warranty allowance is an estimate of the future cost of honoring our warranty obligation. Factors influencing this estimate include historical claim rates, changes in product performance, the frequency of use by the patient, the patient’s performance expectations, and changes in the terms of our product replacement policy. Product reliability is a function of raw material properties, manufacturing processes, and surgical technique.

During 2002, we noted a significant decrease in warranty claims. With further investigation, we concluded that this decrease was the result of recent improvements in the quality and durability of our products and changes in our claims processing. Because we expected these trends to affect warranty claims for the foreseeable future, we determined that the warranty allowance should be reduced by approximately $2.9 million. In 2003, the trend of lower claims experience continued, and further analysis indicated another adjustment of $3.1 million to the accrued warranty allowance was appropriate. These adjustments have been recorded as reductions to cost of goods sold and as increases in reported operating income and net income. At January 3, 2004, our accrued warranty allowance was $1.3 million compared to $4.5 million at December 28, 2002. If we experience further changes in any of the factors that influence this estimate, we will make additional adjustments to this accrued warranty allowance.

Legal Liability Accrual

Each quarter, we estimate the uninsured portion of legal representation and settlement costs of possible future product liability. This evaluation consists of reviewing historical claims costs as well as assessing future trends in medical device liability cases. Social and political factors, as well as surgeon and medical facility responsibility, make litigation costs hard to predict. Accruals for future litigation costs were $1.1 million at December 28, 2002, and increased to $1.3 million on January 3, 2004. If, in the future, we determine that this accrual is inadequate, the adjustment would reduce reported income in the period we recorded the adjustment.

Income Taxes

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

We have significant amounts of deferred tax assets that are reviewed for recoverability and then valued accordingly. We evaluate the realizable value of the deferred tax assets on a quarterly and yearly basis as well as an assessment for the need for valuation allowances by considering historical levels of income, estimates of future taxable income, and the impact of tax planning strategies. We record a valuation allowance to reduce deferred tax assets when we believe all or part of our deferred tax assets will not be realized.

A valuation allowance of $0.7 million is maintained to offset tax loss carry forwards created in a foreign jurisdiction, which, if subsequently recognized, would be allocated to goodwill. No other allowances against net deferred tax assets are maintained at January 3, 2004. If a determination is made that we would not realize all or part of the deferred tax assets, an adjustment to the deferred tax asset valuation allowance and a charge to income in the period of the determination would be made.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, management is required to apply FIN 46, as amended, for periods ending after December 15, 2003. The Company has determined that FIN 46 has no impact upon adoption.

In May 2003, FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003. Instruments that fall within the scope of SFAS 150 must be classified as a liability. For financial instruments issued prior to June 1, 2003, SFAS 150 is effective for the Company in the second quarter of fiscal year 2004. Adoption is not expected to have an impact on the Company’s consolidated financial statements.

In January 2004, the FASB issued FASB Staff Position (FSP) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of this Act. Regardless of whether a sponsor elects that deferral, FSP FAS 106-1 requires certain disclosures pending further consideration of the underlying accounting issues. The guidance in FSP FAS 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The Company has elected to defer accounting for these effects, if any, until authoritative guidance on the accounting is issued or until there is a significant event that ordinarily would call for re-measurement of the plan’s assets and obligations.

In December 2003, the FASB issued FAS 132 (Revised) (FAS 132-R), Employer’s Disclosure about Pensions and Other Postretirement Benefits. FAS 132-R retains disclosure requirements of the original FAS 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefits cost. FAS 132-R is effective for fiscal years ending after December 15, 2003. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of FAS 132-R did not have a material effect on the Company’s Consolidated Financial Statements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

We hedged a portion of our original $65.0 million variable rate term note, as required by our senior credit facility, by entering into an interest rate swap agreement in which we agree to exchange, at specified intervals, the calculated difference between the fixed interest rate of the swap and the variable interest rate on a portion of our debt. This interest rate swap agreement expired June 30, 2003. We do not believe that our interest rate risk is material.

Currency

Our operations outside of the United States are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at quarter-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions are included in other income (expense). For 2003, revenues from sales to customers outside the United States were 18.7 percent of total consolidated revenues; and, at year-end, international accounts receivable, inventory, cash, and accounts payable were 33 percent, 9 percent, 14 percent, and 28 percent of total consolidated accounts for each of these items. Changes in the relative value of the U.S. dollar and the Euro would affect our sales, Euro-denominated expenses, and the U.S. dollars value of European assets and liabilities. If these changes were large and rapid, they could have a material effect on our results of operations.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.

Item 8. Financial Statements

Our Consolidated Financial Statements and the report of our independent certified public accountants are included in this Annual Report on Form 10-K beginning on page F-1. The index to this report and the financial statements is included in Item 15.

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries, which we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, was made known to them by others within those entities and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control over financial reporting that occurred during our last fiscal year which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Registrant

The information in the “Election of Directors-Information About Nominees and Other Directors” and “Election of Directors — Other Information about Nominees and Other Directors” sections of our 2004 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Executive Officers of the Registrant

Information about our executive officers is included in this Annual Report on Form 10-K under Item 4A, “Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2004 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee Financial Expert

The information in the “Election of Directors — Board and Board Committees” section of our 2004 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Identification of the Audit Committee

The information in the “Election of Directors — Board and Board Committees” section of our 2004 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Code of Ethics

Our Code of Ethics for Senior Financial Management applies to our chief executive officer, chief financial officer, controller, and other employees performing similar functions who have been identified by the chief executive officer, and meets the requirements of the Securities and Exchange Commission. We have posted our Code of Ethics for Senior Financial Management on our website at www.AmericanMedicalSystems.com. We intend to disclose any amendments to and any waivers from a provision of our Code of Ethics for Senior Financial Management on our website within five business days following such amendment or waiver. The information contained or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any report that we file with or furnish to the Securities and Exchange Commission.

Item 11. Executive Compensation

The information in the “Election of Directors—Director Compensation,” “Election of Directors—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation,” and “Compensation and Other Benefits” sections of our 2004 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the “Compensation and Other Benefits—Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders and Beneficial Ownership of Management” sections of our 2004 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions

The information in the “Certain Transactions” section of our 2004 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services

The information in the “Principal Accountant Fees and Services” section of our 2004 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

Our following Consolidated Financial Statements and the Independent Auditors’ Report thereon are included herein (page numbers refer to pages in this Annual Report on Form 10-K)

Financial Statement Schedules - Schedule II — Valuation and Qualifying Accounts.

This schedule of valuation and qualifying accounts (in thousands) should be read in conjunction with the consolidated financial statements. No other supplemental schedules are required.

		Additions charged to
	Balance at						Balance
	beginning	Costs and		Other			at end
	of period	expenses		accounts	Deductions		of period
Valuation Accounts:
Year ended December 29, 2001
Deducted from asset accounts
Allowance for doubtful accounts	$696	$580		—	$474	(1)	$802
Allowance for obsolete inventories	$3,140	$310		—	$751	(2)	$2,699
Allowance for sales returns	$138	$4,044		—	$3,719		$463
Year ended December 28, 2002
Deducted from asset accounts
Allowance for doubtful accounts	$802	$580		—	$426	(1)	$956
Allowance for obsolete inventories	$2,699	$1,659		—	$1,610	(2)	$2,748
Allowance for sales returns	$463	$2,225		—	$2,275		$413
Year ended January 3, 2004
Deducted from asset accounts
Allowance for doubtful accounts	$956	$847		—	$770	(1)	$1,033
Allowance for obsolete inventories	$2,748	$1,083		—	$1,883	(2)	$1,948
Allowance for sales returns	$413	$3,927		—	$2,561	(3)	$1,779
Qualifying Accounts:
Year ended December 29, 2001
Product liability allowance	$1,211	$300		—	$13	(4)	$1,498
Product warranty allowance	$7,548	$516		—	$477	(5)	$7,587
Year ended December 28, 2002
Product liability allowance	$1,498	$360			$720	(4)	$1,138
Product warranty allowance	$7,587	($2,913	) (6)	—	$148	(5)	$4,526
Year ended January 3, 2004
Product liability allowance	$1,138	$360			$190	(4)	$1,308
Product warranty allowance	$4,526	($2,919	) (6)	—	$269	(5)	$1,338

Notes:

(1)	Uncollectible accounts written off, net of recoveries

(2)	Obsolete inventory disposals

(3)	Returned product

(4)	Product liability claims

(5)	Product warranty claims

(6)	Reduction of warranty allowance (net of provision) recorded as a reduction in cost of goods sold

Exhibits

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto. A copy of any of the exhibits listed in the Exhibit Index will be sent at a reasonable cost to any stockholder as of March 1, 2004, upon receipt from any such person of a written request for any such exhibit. Requests should be sent to the attention of Corporate Secretary, American Medical Systems, 10700 Bren Road West, Minnetonka, Minnesota 55343.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K under Item 14(c):

1.	Employment Agreement, dated April 23, 1999, between Douglas Kohrs and American Medical Systems, Inc.

2.	Amendment to the Employment Agreement, dated April 17, 2000, between Douglas Kohrs and American Medical Systems, Inc.

3.	Second Amendment to Employment Agreement, dated January 1, 2002, between Douglas Kohrs and American Medical Systems, Inc.

4.	Stock Option Agreement, dated April 23, 1999, between Douglas Kohrs and American Medical Systems, Inc.

5.	Employment Agreement, dated July 30, 2001, between M. James Call and American Medical Systems, Inc.

6.	Consulting Agreement, dated September 1, 1999, between Medical Genesis and American Medical Systems, Inc.

7.	Employment Agreement, dated January 1, 2003, between Ross Longhini and American Medical Systems, Inc.

8.	Employment Agreement, dated March 1, 2004, between Carmen L. Diersen and American Medical Systems, Inc.

9.	2000 Equity Incentive Plan, as amended.

10.	Form of Incentive Stock Option Agreement.

11.	Form of Non-Qualified Stock Option Agreement.

12.	Employee Stock Purchase Plan.

13.	2003 Management Incentive Plan.

Reports on Form 8-K:

On October 22, 2003, we filed a Current Report on Form 8-K relating to the announcement of our results of operation for the third quarter of fiscal year 2003.

FINANCIAL STATEMENTS AND NOTES THERETO

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
of American Medical Systems Holdings, Inc.

We have audited the accompanying consolidated balance sheets of American Medical Systems Holdings, Inc. as of December 28, 2002, and January 3, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 3, 2004. Our audits also included the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Medical Systems Holdings, Inc. as of December 28, 2002, and January 3, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards 142 effective December 30, 2001.

Ernst & Young LLP
Minneapolis, Minnesota January 30, 2004

American Medical Systems Holdings Inc.
Consolidated Balance Sheets
(In thousands except share and per share data)

	December 28, 2002	January 3, 2004
Assets
Current assets
Cash and cash equivalents	$79,429	$58,953
Accounts receivable, net	27,208	33,507
Inventories, net	13,475	18,402
Deferred income taxes	3,542	5,637
Other current assets	2,155	2,896

Total current assets	125,809	119,395
Property, plant and equipment, net	21,328	25,489
Goodwill, net	80,607	98,989
Intangibles, net	15,691	17,466
Deferred income taxes	3,068	12,991
Investment in technology and other assets	5,142	4,997

Total assets	$251,645	$279,327

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,000	$4,621
Accrued compensation expenses	10,246	9,886
Accrued warranty expense	4,526	1,338
Income taxes payable	569	1,667
Other accrued expenses	4,182	5,105
Current portion of notes payable	6,000	7,159

Total current liabilities	28,523	29,776
Long-term notes payable	18,000	9,205
Other long-term liabilities	860	—
Stockholders’ equity
Common stock, par value $.01 per share; authorized 95,000,000 shares; issued and outstanding: 32,156,873 voting and 341,700 non-voting shares at December 28, 2002; and 33,135,354 voting shares at January 3, 2004	325	331
Additional paid-in capital	197,991	202,341
Deferred compensation	(198)	(24)
Accumulated other comprehensive income (loss)
Cumulative translation adjustment	(678)	1,367
Derivative financial instruments	(459)	—
Retained earnings	7,281	36,331

Total stockholders’ equity	204,262	240,346

Total liabilities and stockholders’ equity	$251,645	$279,327

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	2001	2002	2003
Sales	$117,938	$141,648	$168,283
Operating expenses
Cost of goods sold	23,140	24,605	27,353
Marketing and selling	44,931	50,152	63,324
General and administrative	12,047	13,186	16,882
Research and development	11,899	11,858	14,924
Transition and reorganization	1,000	—	—
Amortization of intangibles	9,374	3,775	4,160

Total operating expenses	102,391	103,576	126,643
Operating income	15,547	38,072	41,640
Other income (expense)
Royalty income	2,926	3,032	2,797
Other income (expense)	(3,139)	1,140	1,004
Interest income	881	1,130	476
Interest expense	(3,813)	(2,758)	(1,828)

Total other income (expense)	(3,145)	2,544	2,449
Income before income taxes	12,402	40,616	44,089
Income tax expense	5,872	15,730	15,039

Net income	$6,530	$24,886	$29,050

Net income per share
Basic	$0.22	$0.77	$0.88
Diluted	$0.20	$0.73	$0.85
Weighted average common shares used in calculation
Basic	29,792	32,232	32,854
Diluted	32,068	34,176	34,313

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Page 1 of 3, in thousands)

	Common stock					Accumulated
			Additional	Accumulated		other
		Par	paid in	earnings	Deferred	comprehensive
	Shares	value	capital	(deficit)	compensation	income	Total
Balances at December 31, 2000	27,765	$278	$135,449	($24,135)	($996)	($1,073)	$109,523
Comprehensive Income
Net Income	—	—	—	6,530	—	—	6,530
Cumulative effect of change in accounting principal for derivative and hedging activities SFAS 133, net of tax	—	—	—	—	—	(712)	(712)
Net loss on derivative financial instruments, net of tax	—	—	—	—	—	(928)	(928)
Amounts reclassified to interest expense from derivative and hedging activities, net of tax	—	—	—	—	—	476	476
Cumulative translation Adjustment, net of tax	—	—	—	—	—	(573)	(573)

Total comprehensive income							4,793
Issuance of common stock
Stock options exercised	425	4	735	—	—	—	739
ESPP	55	1	498	—	—	—	499
Public offering	3,500	35	53,786	—	—	—	53,821
Direct grants	1	—	27	—	—	—	27
Purchase of minority interest in consolidated subsidiary	214	2	3,231	—	—	—	3,233
Accelerated stock option vesting recorded as compensation expense	—	—	747	—	—	—	747
Compensation cost of stock options issued to non-employees	—	—	19	—	—	—	19
Income tax benefit from stock option plans	—	—	240	—	—	—	240
Amortization of deferred compensation	—	—	—	—	446	—	446
Deferred compensation forfeitures	—	—	(102)	—	102	—	—

Balances at December 29, 2001	31,960	$320	$194,630	($17,605)	($448)	($2,810)	$174,087

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Page 2 of 3, in thousands)

	Common stock					Accumulated
			Additional	Accumulated		other
		Par	paid in	earnings	Deferred	comprehensive
	Shares	value	capital	(deficit)	compensation	income	Total
Balances at December 29, 2001	31,960	$320	$194,630	($17,605)	($448)	($2,810)	$174,087
Comprehensive Income
Net Income	—	—	—	24,886	—	—	24,886
Net loss on derivative financial instruments, net of tax	—	—	—	—	—	(271)	(271)
Amounts reclassified to interest expense during the period from derivative and hedging activities, net of tax	—	—	—	—	—	973	973
Cumulative translation adjustment, net of tax	—	—	—	—	—	971	971

Total comprehensive income							26,559
Issuance of common stock
Stock options exercised	495	5	1,653	—	—	—	1,658
Employee stock purchase plan	42	—	693	—	—	—	693
Direct grants	2	—	20	—	—	—	20
Compensation cost of stock options issued to non-employees	—	—	26	—	—	—	26
Income tax benefit from stock option plans	—	—	1,043	—	—	—	1,043
Amortization of deferred compensation	—	—	—	—	176	—	176
Deferred compensation forfeitures	—	—	(74)	—	74	—	—

Balances at December 28, 2002	32,499	$325	$197,991	$7,281	($198)	($1,137)	$204,262

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Page 3 of 3, in thousands)

	Common stock		Additional	Accumulated		Accumulated other
		Par	paid in	earnings	Deferred	comprehensive
	Shares	value	capital	(deficit)	compensation	income	Total
Balances at December 28, 2002	32,499	$325	$197,991	$7,281	($198)	($1,137)	$204,262
Comprehensive Income
Net Income	—	—	—	29,050	—	—	29,050
Net loss on derivative financial instruments, net of tax	—	—	—	—	—	(5)	(5)
Amounts reclassified to interest expense during the period from derivative and hedging activities, net of tax	—	—	—	—	—	460	460
Cumulative translation adjustment, net of tax	—	—	—	—	—	2,049	2,049

Total comprehensive income							31,554
Issuance of common stock
Stock options exercised	577	6	1,907	—	—	—	1,913
Employee stock purchase plan	58	—	776	—	—	—	776
Direct grants	1	—	11	—	—	—	11
Compensation cost of stock options issued to non-employees	—	—	24	—	—	—	24
Income tax benefit from stock option plans	—	—	1,670	—	—	—	1,670
Amortization of deferred compensation	—	—	—	—	136	—	136
Deferred compensation forfeitures	—	—	(38)	—	38	—	—

Balance at January 3, 2004	33,135	$331	$202,341	$36,331	($24)	$1,367	$240,346

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings Inc.
Consolidated Statements of Cash Flow
(In thousands)

	2001	2002	2003
Cash flows from operating activities
Net income	$6,530	$24,886	$29,050
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,852	3,935	6,487
Loss on asset disposals	15	36	224
Amortization of intangibles	9,374	3,775	4,160
Deferred financing costs	270	420	270
Non-cash deferred compensation	446	176	136
Non-cash transition and reorganization	747	—	—
Non-cash impairment of investment in technology	3,000	—	—
Non-cash stock-based compensation	45	46	35
Income tax benefit related to stock option plan	240	1,043	1,670
Change in net deferred taxes	3,876	3,652	3,117
Changes in operating assets and liabilities
Accounts receivable	(2,418)	(1,215)	(3,906)
Inventories	(4,360)	673	(3,108)
Accounts payable and accrued expenses	3,898	(7,857)	(3,526)
Other assets	(257)	(732)	(473)

Net cash provided by operating activities	25,258	28,838	34,136
Cash flows from investing activities
Purchase of property, plant, and equipment	(2,698)	(1,695)	(6,450)
Purchases of businesses	(11,499)	—	(44,135)
Purchase of investments in technology	(4,500)	(1,000)	—
Purchase of short and long-term investments	(27,796)	(9,446)	—
Sale of short and long-term investments	—	37,242	—
Purchase of other intangibles	(1,500)	(1,010)	—

Net cash provided by (used in) investing activities	(47,993)	24,091	(50,585)
Cash flows from financing activities
Issuance of common stock	55,059	2,351	2,689
Payments on long-term debt	(15,583)	(4,909)	(7,636)

Net cash provided by (used in) financing activities	39,476	(2,558)	(4,947)
Effect of exchange rates on cash	(151)	303	920

Net increase (decrease) in cash and cash equivalents	16,590	50,674	(20,476)
Cash and cash equivalents at beginning of period	12,165	28,755	79,429

Cash and cash equivalents at end of period	$28,755	$79,429	$58,953

Supplemental disclosure
Cash paid for interest	$3,403	$2,447	$1,643
Cash paid for taxes	$2,084	$10,308	$9,255

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description and Significant Accounting Policies

Business Description

American Medical Systems Holdings Inc. manufactures and markets a broad line of proprietary surgical products to urologists and gynecologists for erectile restoration; other men’s health, including products for incontinence, stricture, and prostate disease; and women’s health needs, including products for incontinence, menorrhagia, and other pelvic floor disorders.

Principles of Consolidation

The consolidated financial statements include the accounts of American Medical Systems Holdings Inc. and its subsidiaries after elimination of inter-company transactions and accounts.

Accounting Periods

Effective January 1, 2001, the Company changed its fiscal year to a 52-or 53-week fiscal year ending on the Saturday nearest December 31. Accordingly, fiscal years 2001, 2002, and 2003 ended on December 29, December 28, and January 3, and are identified herein as 2001, 2002, and 2003. Fiscal years 2001 and 2002 consisted of 52 weeks, and 2003 consisted of 53 weeks.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalent balances are primarily with two investment managers, and the majority is invested in high-grade commercial paper, tax-advantaged municipal debt, government securities, and daily money market funds, and are carried at cost which approximates market.

Concentration of Risks

The Company’s accounts receivable are primarily due from hospitals located mainly in the United States and Western Europe. Although the Company does not require collateral from its customers, concentrations of credit risk in the United States are mitigated by a large number of geographically dispersed customers. The Company does not presently anticipate losses in excess of allowances provided associated with trade receivables, although collection could be impacted by the underlying economies of the other countries.

Allowance for Doubtful Accounts

The Company estimates the allowance for doubtful accounts by analyzing those accounts receivable that have reached their due date and by applying rates based upon historical trends. Accounts are written off sooner in the event of bankruptcy or other circumstances that make further collection unlikely. When it is deemed probable that a customer account is uncollectible, that balance is written off against the existing allowance. The allowance for doubtful accounts was $1.0 million at December 28, 2002, and January 3, 2004.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in-first-out method.

Property, Plant and Equipment

Property, plant and equipment, and major system software are carried at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the following estimated useful asset lives:

Asset class	Useful lives
Building	20 years
Machinery and equipment	8-12 years
Furniture, fixtures, and other	3-12 years
Software	3-5 years
Her Option equipment	3 years

Maintenance, repairs, and minor improvements are charged to expense as incurred. Significant improvements are capitalized.

Her Option equipment consists of cryosurgical compressor systems which are used with disposable control units in each procedure. The estimated useful lives of this equipment are based upon management’s estimates of its usage by physicians, factoring in new technology and rollouts by the Company. To the extent that the Company experiences changes in the usage of this equipment or introductions of new technologies to the market, the estimated useful lives of this equipment may change in a future period. Her Option equipment had a net carrying value of $4.5 million at January 3, 2004.

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of the other net assets of acquired businesses. In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually during the fourth quarter, or whenever there is an impairment indicator. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The Company adopted SFAS 142 on the first day of fiscal 2002. See Note 5 for the pro forma effects of adopting this standard.

The first step of the impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill and other indefinite lived intangible assets. If the fair value is less than the carrying amount, the second step determines the amount of the impairment by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill and indefinite lived intangible assets, is less than its carrying amount.

Following the definition of SFAS 142, we operate as one reporting unit engaged in developing, manufacturing, and marketing medical devices. The Company assesses goodwill impairment annually, or more frequently, if a change in circumstances or the occurrence of events suggest the remaining value may not be recoverable.

Other intangible assets include patents, non-compete agreements, trade names, and developed research and development technologies. They are amortized using the straight-line method over their respective estimated useful lives. Intangible assets with definite useful lives are reviewed for impairment in accordance with SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

Long-Lived Assets

The Company follows SFAS 144 which requires impairment losses to be recorded on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. If an indicator of impairment exists, the Company measures the impairment utilizing discounted cash flows as an estimate of fair value.

Revenue Recognition

The Company recognizes revenue when legal title to the goods passes to its customers. Approximately half of the Company’s revenue is generated from inventory loaned to customers or from consigned inventory maintained at hospitals or with field representatives. In these situations, revenue is recognized at the time the product has been implanted or used. The Company reports sales net of estimated returns, rebates, and other trade discounts.

Royalty Income

Royalties from licensees are based on third-party sales of licensed products and are recorded as other income in accordance with contract terms when third-party results are reliable, measurable, and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends.

Research and Development

Research and development costs are expensed as incurred.

Advertising and Promotional Costs

Advertising and promotional costs are charged to operations in the year incurred. Advertising and promotional costs charged to operations during 2001, 2002, and 2003 were $2.1 million, $2.5 million, and $4.8 million.

Product Warranty Costs

The Company adopted Financial Accounting Standards Board Interpretation No. 45, Guarantor’s accounting and disclosure requirements for guarantees, including indirect indebtedness to others (FIN 45), during the first quarter of 2003. FIN 45 requires disclosures concerning the Company’s obligations under certain guarantees (see Note 6).

The Company provides a warranty on its products and accrues estimated future warranty costs based on its history of actual warranty costs incurred. Warranty costs are included as part of cost of goods sold.

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

Foreign Currency Translation

The financial statements for operations outside the United States are maintained in their local currency. All assets and liabilities of the Company’s international subsidiaries are translated to United States dollars at year-end exchange rates, while elements of the statement of operations are translated at average exchange rates in effect during the year. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses on foreign currency transactions are included in other income or loss.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The most significant areas which require management’s estimates relate to the allowances for doubtful accounts receivable, obsolete inventories, product warranty, product liability claims, and income taxes. The Company is subject to risks and uncertainties, such as changes in the health care environment, competition, and legislation that may cause actual results to differ from estimated results.

Stock Based Compensation

At January 3, 2004, the Company has one stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of the Company’s employee stock options generally equals the market price of the underlying stock on the date the option is granted, and thus, under APB 25, no compensation expense is recognized. During 2000, the Company recognized deferred compensation of $1.4 million for options granted prior to its public offering, as an estimate of the excess of the fair value of the underlying stock on the date of grant over the exercise price; this deferred compensation asset is being amortized over the option vesting periods of two to four years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Management believes, however, that the assumptions used in the following presentation are appropriate within the limits of the model, and does not believe that reasonable changes in these assumptions would have a material impact on the Company’s financial condition, earnings, or cash flows. For purpose of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data):

	2001	2002	2003
Net income, as reported	$6,530	$24,886	$29,050
Stock-based employee compensation expense included in reported income, net of tax	277	109	84
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(1,860)	(3,389)	(3,093)

Pro forma net income	$4,947	$21,606	$26,041
Net income per share
As reported
Basic	$0.22	$0.77	$0.88
Diluted	$0.20	$0.73	$0.85
Pro forma
Basic	$0.17	$0.67	$0.79
Diluted	$0.15	$0.63	$0.76

Net Income per Share

The following table presents information necessary to calculate basic and diluted net income per common share and common share equivalents for the years ended 2001, 2002, and 2003 (in thousands, except per share data):

	2001	2002	2003
Net income	$6,530	$24,886	$29,050
Weighted-average shares outstanding for basic net income per share	29,792	32,232	32,854
Dilutive effect of stock options	2,276	1,944	1,459

Adjusted weighted-average shares outstanding and assumed conversions for diluted net income per share	32,068	34,176	34,313
Net income per share
Basic	$0.22	$0.77	$0.88
Diluted	$0.20	$0.73	$0.85

Employee stock options of 501,700, 519,450, and 557,402 for fiscal 2001, 2002, and 2003 respectively, were excluded from the diluted net income per share calculation because their effect would be antidilutive.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, management is required to apply FIN 46, as amended, for periods ending after December 15, 2003. The Company has determined that FIN 46 has no impact upon adoption.

In May 2003, FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS 150 must be classified as a liability, and is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued prior to June 1, 2003, SFAS 150 is effective for the Company in the second quarter of fiscal year 2004. Adoption is not expected to have an impact on the Company’s consolidated financial statements.

In January 2004, the FASB issued FASB Staff Position (FSP) FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of this Act. Regardless of whether a sponsor elects that deferral, FSP FAS 106-1 requires certain disclosures pending further consideration of the underlying accounting issues. The guidance in FSP FAS 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The Company has elected to defer accounting for these effects, if any, until authoritative guidance on the accounting is issued or until there is a significant event that ordinarily would call for re-measurement of the plan’s assets and obligations.

In December 2003, the FASB issued FAS 132 (Revised) (FAS 132-R), Employer’s Disclosure about Pensions and Other Postretirement Benefits. FAS 132-R retains disclosure requirements of the original FAS 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefits cost. FAS 132-R is effective for fiscal years ending after December 15, 2003. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of FAS 132-R did not have a material effect on the Company’s consolidated financial statements.

Reclassification

Certain 2001 and 2002 amounts have been reclassified to conform to the 2003 presentation.

2. Acquisitions

CryoGen

On December 30, 2002, the Company completed a merger with CryoGen Inc. under which CryoGen became a wholly-owned subsidiary of the Company. In conjunction with the merger, the Company paid the former share-

holders of CryoGen $36.2 million, and paid $4.1 million of acquisition related liabilities. The Company has also incurred $1.6 million of acquisition-related legal and severance costs during 2003. In addition to the initial consideration for the CryoGen acquisition, CryoGen’s former shareholders may receive an earnout payment (a) equal to three times the net revenue from sales of CryoGen’s products during any four consecutive quarters ending three years after closing, less (b) $40.0 million. If net revenues from sales of CryoGen’s products during any such four-quarter period do not exceed $13.3 million, no earnout payment will be made. The maximum amount of the earnout payment is $110.0 million. This payment, if any, will be accounted for as goodwill. The primary purpose of the CryoGen acquisition was to gain access to CryoGen’s products and technology and further the Company’s strategy of developing more and better treatments to improve women’s health. The Company believes that many women with incontinence and other pelvic disorders it treats (through urologists and gynecologists) also suffer from menorrhagia and uterine fibroids, and the Company’s investments in these markets would allow it to extend the highly-effective benefits of the CryoGen products and technology to these women more efficiently and effectively than CryoGen could. The Company also believes that by broadening its offerings beyond incontinence treatments, it could offer more value to its physician-customers. The Company believes as many as 150,000 American women every year suffer from hysterectomies that might be avoided by using less invasive treatments such as Her Option. The primary advantage of Her Option over other less-invasive treatments is patient comfort. The Company believes a gynecologist could use the Her Option to cure menorrhagia in the office without monitored anesthesia with significant savings to the healthcare system. The consolidated financial statements of the Company for 2003 include the financial results of CryoGen from December 30, 2002, the date of the purchase.

Following are as-reported results for the Company and pro forma results of the combined companies for 2001 and 2002 as if the acquisition had occurred at the beginning of the year (in thousands, except per share data):

	2001		2002		2003
	Reported	Pro forma	Reported	Pro forma	Reported
Revenue	$117,938	$119,888	$141,648	$144,310	$168,283
Net income (loss)	$6,530	($3,431)	$24,886	$16,866	$29,050
Net income (loss) per share:
Basic	$0.22	($0.12)	$0.77	$0.52	$0.88
Diluted	$0.20	($0.12)	$0.73	$0.49	$0.85

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as a result of this acquisition (in thousands):

Assets
Current assets	$1,707
Goodwill	17,820
Intangible assets	5,009
Deferred tax asset	16,206
Other long-term assets	4,420

Total assets acquired	$45,162
Liabilities
Current liabilities	3,205

Net assets acquired	$41,957

Goodwill of $17.8 million recorded in the transaction will not be amortized and will not be tax deductible for the Company.

The intangible assets are composed of $4.6 million in developed technology and $0.4 million in patents. An independent consultant determined the value of the developed technology using a discounted cash flow method over the estimated economic life of the technology. The developed technology will be amortized over the remaining life of 10 years, with a full year’s amortization of $0.5 million included in 2003 results and reflected as part of the amortization of intangibles line on the Consolidated Statement of Operations; acquired patents retained their value as recorded on the CryoGen balance sheet on the date of acquisition, and are being amortized over their useful lives.

Deferred tax assets consist of $17.6 million in Federal income tax net operating loss carryforward from the CryoGen pre-acquisition operations, offset by $1.4 million in tax value of timing differences related to the assets and liabilities acquired in the transaction. The Company used $1.6 million of this net operating loss in 2003 and expects to use the entire carryforward amount subject to an annual Section 382 limitation of $4.5 million per year through 2007, and $1.8 million per year thereafter. The NOLs begin expiring in 2012; the Company does not expect to lose utilization through expiration.

Other long-term assets consist mainly of Her Option compressor systems recorded at fair value, determined by an independent consultant to be $3.8 million at the date of acquisition. Current liabilities assumed in the transaction are composed of trade accounts payable, compensation accruals, and other normal operating accruals.

Dura II

On April 7, 2003, the Company acquired the Dura II line of erectile restoration products from Endocare, Inc. The Company paid Endocare $2.2 million for all intellectual property, production equipment, and current Dura II inventory. The primary purpose of this acquisition was to fill the void in the Company’s product line between its inflatable prostheses and its non-inflatable prostheses with an adjustable, non-inflatable product. There are no contingent payments related to this acquisition. The consolidated financial statements of the Company for 2003 include the financial results of this business from the date of the purchase.

The allocation of the purchase price for the acquisition, based on the Company’s internal valuation study, is as follows (in thousands):

Assets
Inventory	$408
Goodwill	562
Intangible assets	1,180
Other long-term assets	28

Total assets acquired	$2,178

The developed technology asset included in intangible assets, was valued using a discounted cash flow method over the estimated economic life of the technology. This asset will be amortized over the remaining life of seven and one-half years.

Goodwill of $0.6 million recorded in the transaction will not be amortized and will not be tax deductible for the Company.

Influence

In 1999, the Company acquired Influence Inc., a supplier of bone anchors and sling products used primarily for treating female incontinence. During 2001, the Company made contingent purchase price and milestone payments totaling $11.5 million that have been recorded as goodwill. In September 2001, the Company acquired the minority interest relating to the original acquisition of Influence, and in December 2001 made the final milestone payment relating to this minority interest by issuing 214,436 shares of common stock with a market value of $3.2 million, which was recorded as goodwill. The Company has made all contingent purchase price and milestone payments required under the acquisition agreement.

As of January 3, 2004, the Company’s balance sheet includes the following related to goodwill and intangible assets resulting from this acquisition (in thousands):

		Accumulated
	Asset balance	amortization	Net balance
Trademarks & tradenames	$2,208	$450	$1,758
R&D technology	9,892	7,104	2,788
Other intangibles	3,088	1,491	1,597
Goodwill	24,686	3,613	21,073

Total	$39,874	$12,658	$27,216

The primary purpose of the Influence acquisition was to enter the women’s bladder control business and set a foundation for participating in the broader women’s health marketplace.

Investments in Technology

In 1999, the Company signed an exclusive, long-term agreement with InjecTx Inc. to distribute its prostate injection system worldwide. The Company made an initial $2.0 million equity investment in October 1999 and additional equity investments of $1.5 million in March 2001 and $1.0 million in May 2002. The Company currently owns 19 percent of the capital stock of InjecTx. While an officer of the Company is on InjecTx board of directors, the Company has no control or influence on the strategy or operations of InjecTx and acts solely as a distributor of some of the products InjecTx develops and manufactures. The Company has performed an assessment under FIN 46 to determine if this entity is a Variable Interest Entity. InjecTx does not meet the conditions of FIN 46 and can continue to be accounted for on a cost basis. The Company will continue to evaluate this assessment.

In 2001, the Company made a $3.0 million equity investment in Collagenesis Corporation. Pursuant to the terms of the agreement with Collagenesis, the Company converted its equity position into a $3.0 million 10 percent Senior Subordinated Convertible Voting Promissory Note in April 2001. In December 2001, Collagenesis declared bankruptcy, with the Company receiving no proceeds from the liquidation of the Collagenesis assets. In December 2001, the Company’s investment in Collagenesis was written off and charged to other expense.

3. Transition and Reorganization Expense

During the third quarter of 2001, the Company completed an assessment of senior management personnel needs and, as a result of this review, recorded $1.0 million of transition and reorganization expenses for 2001. All benefits under Company transition and reorganization plans were paid as of December 28, 2002. Below is a summary of transition and reorganization expenditures (in thousands):

		Accelerated
		option stock
	Severance	vesting	Other	Total
Balance at December 31, 2000	$665	$—	$—	$665
Accrued	222	747	31	1,000
Paid	(695)	(747)	(31)	(1,473)

Balance at December 29, 2001	192	—	—	192
Accrued	—	—	—	—
Paid	(192)	—	—	(192)

Balance at December 28, 2002	$0	$0	$0	$0

4. Balance Sheet Information

The following provides additional information (in thousands) concerning selected balance sheet accounts:

	2002	2003
Accounts receivable
Trade accounts receivable	$25,973	$32,324
Other receivables	2,191	2,216
Allowance for doubtful accounts	(956)	(1,033)

Net accounts receivable	$27,208	$33,507

Inventories
Work-in-progress	$4,147	$5,260
Raw materials	1,938	2,823
Finished goods	10,138	12,267
Obsolescence allowance	(2,748)	(1,948)

Net inventories	$13,475	$18,402

Property, plant, and equipment
Land and building	$13,915	$14,408
Machinery and equipment	13,071	22,384
Software	5,987	6,747
Furniture, fixtures, and other	2,812	3,043
Accumulated depreciation	(14,457)	(21,093)

Net property, plant, equipment	$21,328	$25,489

5. Goodwill and Intangible Assets

We assess goodwill impairment under the annual requirement of SFAS 142 annually, or when impairment indicators arise.

The following table presents a reconciliation of net income and net income per share adjusted for the exclusion of goodwill amortization, net of income taxes (in thousands, except per share data):

	2001	2002	2003
Net income	$6,530	$24,886	$29,050
Goodwill amortization, net of taxes	4,218	—	—

Adjusted net income	$10,748	$24,886	$29,050
Adjusted net income per share
Basic	$0.36	$0.77	$0.88
Diluted	$0.34	$0.73	$0.85

The changes in carrying amount of goodwill for 2002 and 2003 (in thousands) are as follows:

	2002	2003
Goodwill, beginning of year	$94,553	$94,553
Additions	—	18,382

Goodwill, end of year	$94,553	$112,935
Accumulated amortization	(13,946)	(13,946)

Net goodwill	$80,607	$98,989

Under the provisions of SFAS 142, trademarks have been classified as an indefinite-lived asset, and accordingly, are no longer being amortized. Definite-lived intangibles are being amortized over periods ranging from two to ten years.

The following table provides additional information concerning intangible assets (in thousands):

	Weighted	December 28, 2002			January 3, 2004
	average	Gross			Gross
	remaining	carrying	Accumulated	Net book	carrying	Accumulated	Net book
	life (years)	amount	amortization	value	amount	amortization	value
Intangible Assets
Amortized
Patents	6.0	$9,693	($4,246)	$5,447	$10,144	($5,459)	$4,685
Licenses	4.9	2,762	(671)	2,091	2,790	(1,048)	1,742
Deferred financing	1.7	1,611	(891)	720	1,611	(1,161)	450
Developed technology	6.4	12,073	(6,411)	5,662	17,853	(9,035)	8,818
Non-compete agreements	—	1,111	(1,111)	—	1,111	(1,111)	—

Total	6.0	27,250	(13,330)	13,920	33,509	(17,814)	15,695
Unamortized
Trademarks	N/A	2,233	(462)	1,771	2,233	(462)	1,771

Total intangible assets		$29,483	($13,792)	$15,691	$35,742	($18,276)	$17,466

The following discloses actual and expected aggregate amortization expense (in thousands) for 2001 through 2008:

Year	Actual	Expected
2001	$9,374	—
2002	3,775	—
2003	4,160	—
2004		$4,160
2005		2,700
2006		2,200
2007		1,300
2008		1,300

6. Warranties

Many of the Company’s products are sold with warranty coverage for periods ranging from one year up to the patient’s lifetime. The accrued warranty allowance is the Company’s estimate of the expected future cost of honoring current warranty obligations. Factors influencing this estimate include historical claim rates, surgical infection rates, and changes in product performance, the frequency of use by the patient, the patient’s performance expectations, and changes in the terms of our policies. Changes in the warranty balance for 2001 through 2003 (in thousands) are listed below. The adjustment represents a reduction in management’s estimate of the future cost of honoring the Company’s warranty obligations, resulting from recent improvements in the quality and durability of its products and changes in its claims processing.

	2001	2002	2003
Balance at beginning of period	$7,548	$7,587	$4,526
Adjustment to allowance	—	(2,913)	(3,069)
Provisions for warranty	516	—	150
Claims processed	(477)	(148)	(269)

Balance at end of period	$7,587	$4,526	$1,338

7. Long-Term Debt and Senior Credit Facility

In April 2000, the Company established a credit facility consisting of term notes totaling $100.0 million and a $15.0 million revolving line of credit which incurs a commitment fee of .25 percent for unused portions. During 2001, the Company repaid $15.6 million of the term note. During 2002 and 2003, the Company made total quarterly principal payments of $4.9 million and $7.6 million respectively. The term note now requires quarterly principal payments of $1.6 million through March 2004, and $1.8 million from June 2004 through March 2005, and a final payment of $5.5 million in September 2005.

The Company had an interest swap agreement covering the term note, establishing a fixed rate of 10.065 percent on this portion of the debt. The swap agreement expired in June 2003, and through amendment to the Credit Agreement, the requirement for such a swap agreement was removed. The term note bears interest, payable quarterly, at the Base Rate (the higher of the Federal Funds rate plus 0.5 percent, or the Prime Rate) plus 1 percent for Base Rate loans, or LIBOR plus two percentage points for Eurodollar loans. During 2003, the Company did not request any loans. The interest rate at January 3, 2004, based on LIBOR plus two percentage points was 3.15 percent.

The debt carrying value of the $16.4 million outstanding at January 3, 2004, approximates fair value estimated using the Company’s incremental borrowing rate for similar liabilities. The senior credit facility is secured by substantially all of the Company’s assets and contains certain restrictions requiring prior bank group approval. The restrictions prohibit the payment of dividends and the incurrence of additional debt, limit capital expenditures to $10.0 million for any fiscal year (plus the unused portion of this $10.0 million capital expenditure limit for the preceding fiscal year), limit acquisitions not to exceed an aggregate of $25.0 million in any fiscal year, prohibit the entering into sale and leaseback agreements, and limit operating leases (except for vehicles for sales personnel) to $1.0 million in any fiscal year.

The Company is subject to, and is in full compliance with, four financial covenants including a leverage ratio, an interest coverage ratio, a fixed charge coverage ratio, and a required minimum level of consolidated EBITDA. The following table sets forth these covenants and our compliance as of January 3, 2004.

	Credit facility
	requirements	Actual
Leverage ratio	<2.50	0.29
Interest coverage ratio	>3.00	30.93
Fixed charge coverage ratio	>1.25	4.06
Minimum consolidated EBITDA	>$35.0 million	$56.5 million

Derivatives and Hedging

The Company adopted SFAS 133, as amended by SFAS 138, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. SFAS 133 requires that all derivatives be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income (loss) (OCI) depending on the type of hedging instrument and the effectiveness of those hedges. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative loss adjustment to OCI, in 2001, of $0.7 million, after taxes, to recognize the fair value of its derivatives as of the date of adoption.

All of the derivatives used by the Company were designated as cash flow hedges at the time of adoption of SFAS 133. The effective portion of the cumulative gain or loss on the derivative instrument was reported as a component of OCI in stockholders’ equity and recognized in earnings in the same period or periods during which the hedged transaction affected earnings. The ineffective portion of the derivative instrument, if any, was reported as part of other expense and was immaterial in 2001, 2002 and 2003. All derivatives are adjusted to their fair market values at the end of each quarter. Unrealized net gains and losses for cash flow hedges, net of any amounts reported as part of interest expense, were recorded in OCI. The Company’s credit risk related to derivatives is considered low because they are entered into with only strong creditworthy counterparties.

The Company’s interest rate swap agreement expired June 30, 2003, and the senior credit facility was amended to eliminate the need to renew it. Pre-tax losses totaling approximately $0.9 million were recognized during 2003 in interest expense.

8. Stockholders’ Equity

Public Offerings and Common Stock

In July 2001, the Company completed a follow-on public offering of 3,500,000 shares of common stock at an offering price of $16.40 per share. The Company received proceeds of $53.8 million after deducting $3.7 million for underwriting and issuance costs. Net proceeds were used for the retirement of debt, working capital, and other general corporate purposes.

During 2002 and 2003, Warburg Pincus Equity Partners converted all of the outstanding shares of non-voting stock that it owned into an equal number of shares of voting common stock in connection with WPEP’s distribution of the Company’s common stock to its limited partners.

Stock Incentive Plan

The Company’s 2000 Equity Incentive Plan, as amended, provides for granting to eligible employees and certain other individuals nonqualified and incentive stock options. The Company has reserved 7,355,000 shares of common stock for issuance under the Plan; it has granted options to purchase an aggregate of 5,520,381 shares (net of cancellations), and 1,834,619 shares remain available for future option grants.

Twenty-five percent of the options granted under the Plan generally become exercisable on the first anniversary date of the grant and 6.25 percent at the end of each quarter thereafter. Options are granted with an exercise price equal to the fair market value of the common stock on the date of the grant.

The options typically expire, if not exercised, ten years after the date of grant. Activity in the Plan was as follows:

	Options	Weighted average
	outstanding	exercise price per share
Balance at December 31, 2000	3,146,070	$3.35
Granted	899,875	13.23
Exercised	(424,938)	1.74
Cancelled or expired	(123,327)	4.78

Balance at December 29, 2001	3,497,680	6.03
Granted	680,555	20.45
Exercised	(495,126)	3.35
Cancelled or expired	(267,989)	10.63

Balance at December 28, 2002	3,415,120	8.93
Granted	1,084,552	16.66
Exercised	(576,874)	3.32
Cancelled or expired	(148,309)	16.20

Balance at January 3, 2004	3,774,489	$11.72

An aggregate of 1,376,780, 1,831,121, and 2,261,348 shares were exercisable at the end of 2001, 2002, and 2003. Exercise prices and weighted-average remaining contractual life for options outstanding at the end of 2003 are summarized as follows:

	Total			Exercisable
		Weighted aver-	Weighted		Weighted
	Number	age remaining	average	Number	average
Range of exercise prices	of shares	contractual life	exercise price	of shares	exercise price
$1.67	1,091,351	5.3 years	$1.67	1,091,351	$1.67
$6.67 - $11.49	432,714	6.9 years	8.98	337,748	8.94
$12.56 - $17.00	1,516,554	8.3 years	15.47	610,302	15.22
$17.35 - $22.75	733,870	8.6 years	20.53	221,947	21.31

Total	3,774,489	7.3 years	$11.72	2,261,348	$8.34

Pro forma information regarding net income and net income per share required by SFAS 123, and as amended by SFAS 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2001	2002	2003
Risk free interest rate	4.25%	3.00%	3.81%
Expected dividend rate	0%	0%	0%
Stock price volatility	.4582	.6175	.4320
Expected life of option	5 years	5 years	7 years

The weighted average fair value of options granted during 2001, 2002, and 2003 was $6.03, $9.66, and $8.42.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows employees to elect, in advance of each calendar quarter, to contribute up to 10 percent of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85 percent of the fair market value on the first or last day of each quarter. A total of 300,000 common shares were reserved for issuance under the ESPP, and 155,977 shares have been issued.

9. Commitments and Contingent Liabilities

Product Liability

The Company is self-insured for product liability claims below $1 million for each occurrence and $3 million in the aggregate, and maintains product liability insurance above these limitations.

The Company is involved in a number of claims and lawsuits considered normal in its business, including product liability matters. While it is not possible to predict the outcome of legal actions brought against the Company, the Company believes that the liability resulting from the pending claims and suits would not have a material, adverse effect on its financial position at January 3, 2004, or on the results of its operations and cash flows for the year then ended.

Operating Leases

The Company has future minimum lease payment obligations for automobiles, office space, and other facilities of: $1.5 million for 2004, $1.1 million for 2005, $0.7 million for 2006, $0.6 million for 2007, and $0.6 million for 2008. Lease payments were $1.6 million, $1.3 million, and $1.7 million in 2001, 2002, and 2003, respectively. The automobiles, which are typically leased for three years, are used by sales personnel. The office obligations include the CryoGen manufacturing facility in San Diego and sales office outside the U.S. The primary lease for the CryoGen facility expires on August 31, 2005. The Company has sublet the premises for the remaining lease term.

10. Industry Segment Information and Foreign Operations

Since its inception, the Company has operated in the single industry segment developing, manufacturing, and marketing medical devices.

The Company distributes its products through its direct sales force and independent sales representatives in the United States, Canada, Australia, and most of Europe. Additionally, the Company distributes its products through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. No customer or distributor accounted for five percent or more of the Company’s net sales during 2001, 2002, or 2003. Foreign subsidiary sales are predominantly to customers in Western Europe, Australia, and Canada. Substantially all of the Company’s foreign subsidiary assets are located in Western Europe, Australia, and Canada. At the end of 2002 and 2003, consolidated accounts receivable included $9.5 million and $12.5 million due from customers located outside of the United States.

The following table presents net sales and long-lived assets by geographical territory (in thousands). No individual foreign country’s net sales or long-lived assets are material.

	2001	2002	2003
United States
Net sales	$97,069	$116,523	$136,765
Long-lived assets	$113,481	$110,121	$134,682
Outside United States
Net sales	$20,869	$25,125	$31,518
Long-lived assets	$13,619	$12,647	$12,260

11. Pension and Other Post-Retirement Benefits

Prior to 2002, the Company had pension plans covering most employees worldwide. For U.S. employees, the Company sponsored the AMS Retirement Annuity Plan which covered substantially all U.S. employees hired before January 1, 2000. Plan benefits depended on years of service and employee final average earnings. Participants vested in their benefits after as few as five years of service.

On January 1, 2002, the Company terminated its AMS Retirement Annuity Plan. Effective December 31, 2001, all benefits ceased accruing with respect to service and salary. Therefore, benefits were frozen as of that date. In conjunction with the termination, the Company contributed $5.8 million to the Plan and recorded a $0.7 million gain on pension plan termination as other income. Plan assets were distributed to participants during fiscal 2002.

The Company still sponsors a post-retirement plan in the United States, which provides medical, dental, and life insurance benefits to certain retirees and their eligible dependents at reduced rates. Employees hired before 2000 are eligible if they meet age and service requirements and qualify for retirement benefits. The Company does not fund other post-retirement benefit plans, but contributes to the plans as benefits are paid. The plan was measured as of January 3, 2004. The cost of the post-retirement benefit plan (in thousands) was as follows:

	2002	2003
Service cost	$100	$118
Interest cost	125	132
Amortization of net actuarial losses	(159)	(143)
Expected return on plan assets	—	—

Net benefits costs	$66	$107

The following tables present reconciliations of the benefit obligation of the plans, the plan assets of the pension plan and the funded status of the plans (in thousands).

	Pension		Other Benefits
	2002	2003	2002	2003
Change in benefit obligation
Benefit obligation at beginning of year	$19,367	$0	$1,726	$2,021
Service cost	—	—	100	118
Interest cost	—	—	125	132
Actuarial (gains) or losses	6,882	—	149	186
Benefit payments	—	—	(80)	(100)
Curtailments	(6,206)	—	—	—
Settlements	(20,043)	—	—	(69)

Benefit obligation at end of year	$0	$0	$2,021	$2,288
Change in plan assets
Fair value of assets at beginning of year	$14,221	—	—	—
Actual return on plan assets	11	—	—	—
Employer contributions	5,811	—	—	—
Benefit payments	(20,043)		—	—

Fair value of plan assets at end of year	$0	$0	$0	$0
Funded status
Funded status	—	—	($2,021)	($2,288)
Prior service cost		—	(838)	(704)
Unrecognized net actuarial gain	—	—	(394)	(190)

Net amount of accrued benefit cost	$0	$0	($3,253)	($3,182)

The assumptions used in estimating the annual cost related to these plans include:

	2002	2003
Discount rate	6.8%	6.3%
Rate of future compensation increase	4.5%	4.0%

An average increase of 10.0 percent in the cost of covered health care benefits was assumed for 2004 and is projected to gradually decrease to 5.0 percent by 2013 and remain at that level thereafter. Since the employee subsidy cap is close to being reached, the health care cost trend rate sensitivity analysis is no longer applicable.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors or retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Measurements of the accumulated postretirement benefit obligation and net periodic post-retirement benefit cost in the accompanying financial statements and notes do not reflect the effects of the Act on the Company’s plan. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company (as plan sponsor) to change previously reported information. The Company has not yet identified the actions it might take in response to the Act.

12. Savings and Investment Plan

The AMS Savings and Investment Plan allows employees in the United States to contribute a portion of their salary to the Plan. The Company matches a portion of these contributions and makes additional contributions to the Plan based upon operating profit. The Plan is intended to satisfy the requirements of Section 401(a)(27) of the Internal Revenue Code. Generally, all employees of the Company are eligible to participate in the Plan. The Company made matching contributions of $1.1 million in 2001 and 2002, and $1.2 million in 2003. There were no profit sharing contributions in 2001. Profit sharing contributions were $1.1 million in 2002 and $0.9 million in 2003.

13. Income Taxes

Components of the Company’s income before income taxes are as follows (in thousands):

Taxable income	2002	2002	2003
U.S.	$11,915	$40,716	$44,229
Outside U.S.	487	(100)	(140)

Total	$12,402	$40,616	$44,089

Components of the Company’s income tax expense are as follows (in thousands):

Income tax expense	2001	2002	2003
Current
U.S.
Federal	$4,431	$11,125	$10,338
State	684	953	1,384
Outside U.S.	185	—	200
Deferred
U.S.
Federal	526	3,373	2,995
State	46	279	122
Outside U.S.	—	—	—

Total	$5,872	$15,730	$15,039

A reconciliation of income tax expense computed at the United States statutory rate to the effective income tax rate is as follows (in thousands):

Income tax reconciliation	2001	2002	2003
Statutory rate	$4,217	$14,216	$15,430
Meals & entertainment	142	162	255
Goodwill	639	—	—
Prior year tax credits	—	—	(1,100)
Current year tax credits	—	—	(780)
Foreign	20	3	121
Other	262	106	103
State taxes	592	1,243	1,010

Total	$5,872	$15,730	$15,039

During the third quarter of 2003, the Company applied for and recognized the U.S. tax benefits related to Research and Development Tax Credits and Extraterritorial Income Exclusion for the years 1999 through 2002. This resulted in a $1.1 million reduction to 2003 tax expense. Annual Research and Development and Extraterritorial Income Exclusion tax credits of $0.8 million were reflected in income tax expense for fiscal year 2003.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities at the end of 2002 and 2003 are as follows (in thousands):

	2002	2003
Deferred tax assets
Federal NOL	$—	$16,054
Intellectual property	7,665	7,070
Foreign NOL	684	722
Post retirement benefit liability	1,392	1,351
Accrued warranty expenses	1,720	550
Interest rate swap	327	—
Acquisition assets	728	1,191
Compensation accruals	866	1,818
Start up costs	50	—
Workforce and patents	721	835
Other, primarily allowances	397	1,496
Valuation allowance	(684)	(684)

Total deferred tax assets	13,866	30,403
Deferred tax liabilities:
Acquired technology	2,554	1,889
Goodwill	2,002	5,343
Currency translation adjustment	—	745
Acquisition step-up	—	2,073
Tax over book amortization	2,308	498
Other	392	1,227

Total deferred tax liabilities	7,256	11,775

Net deferred tax asset	$6,610	$18,628

On January 3, 2004, the Company had foreign tax loss carryforwards of approximately $1.8 million with no expiration. Realization of the future tax benefits related to the net deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. To the extent the net operating losses were created in a foreign jurisdiction, the Company has included a valuation allowance of $0.7 million, which, if subsequently recognized, will be allocated to goodwill. This amount represents the approximate amount by which the net operating losses are projected to exceed future income in that foreign jurisdiction. The Company believes that future taxable income will be sufficient to realize the remaining recorded asset.

The Company has a U.S. Federal tax loss carryforward of approximately $45.0 million with the initial amount of $3.7 million expiring in 2012 and the total amount expiring by the end of 2022. Management believes that future taxable income will be sufficient to realize these tax loss carryforwards and has established a deferred tax asset of $16.1 million.

14. Quarterly Financial Data (unaudited; in thousands, except per share data)

	2002				2003
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$34,715	$36,330	$32,771	$37,832	$39,347	$42,224	$39,559	$47,153
Gross profit	27,583	29,210	26,538	33,712	32,404	34,843	32,449	41,234
Operating income	7,721	8,609	8,448	13,294	8,681	9,492	8,205	15,262
Net income	5,417	5,730	5,408	8,331	5,454	6,337	6,940	10,319
Net income per share
Basic	$0.17	$0.18	$0.17	$0.25	$0.17	$0.19	$0.21	$0.31
Diluted	$0.16	$0.17	$0.16	$0.24	$0.16	$0.19	$0.20	$0.30

During the fourth quarters of 2002 and 2003, the Company reduced the allowance for estimated warranty claims by $2.9 million and $3.1 million; these adjustments were recorded as a reduction in cost of goods sold and an increase in gross profit, operating income, and net income. During the third quarter of 2003, the Company applied for and recognized the U.S. tax benefits related to Research and Development Tax Credits and Extraterritorial Income Exclusion for the years 1999 through 2002; this resulted in a $1.1 million reduction in 2003 tax expense.

Quarterly and annual earnings per share are calculated independently based on the weighted average number of shares outstanding during the period.

The Company’s sales and operating results have varied and are expected to continue to vary significantly from quarter to quarter as a result of seasonal patterns, with the third quarter of each year typically having the lowest sales and the fourth quarter of each typically having the highest sales.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2004	AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

By: /s/ Douglas W. Kohrs
Douglas W. Kohrs
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 17, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Douglas W. Kohrs Douglas W. Kohrs	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director
/s/ M. James Call M. James Call	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Richard B. Emmitt Richard B. Emmitt	Director
/s/ Albert Jay Graf Albert Jay Graf	Director
/s/ Christopher H. Porter Christopher H. Porter, Ph.D.	Director
/s/ David W. Stassen David W. Stassen	Director
/s/ Thomas E. Timbie Thomas E. Timbie	Director
/s/ Elizabeth H. Weatherman Elizabeth H. Weatherman	Director

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For the Year Ended January 3, 2004

Item No.	Item	Filing Method
3.1	Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q for the Quarter Ended September 30, 2000 (File No. 30733).

3.2	Bylaws, as amended, of the Company.	Filed with this Annual Report on Form 10-K.

4.1	Registration Rights Agreement, dated June 30, 2000, among the investors listed on Schedule 1 to the Agreement and American Medical Systems Holdings, Inc.	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

4.2	Certificate of Incorporation of the Company.	See Exhibit 3.1 above.

4.3	Bylaws of the Company.	See Exhibit 3.2 above.

10.1	Stockholders Agreement, dated April 17, 2000, among Warburg, Pincus Equity Partners, L.P., the then existing stockholders of American Medical Systems Holdings, Inc. and American Medical Systems Holdings, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.2	Employment Agreement, dated April 23, 1999, between Douglas Kohrs and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.3	Amendment to the Employment Agreement, dated April 17, 2000, between Douglas Kohrs and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.4	Second Amendment to Employment Agreement, dated January 23, 2002, between Douglas Kohrs and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K for the Fiscal Year Ended December 29, 2001 (File No. 000-30733).

10.5	Stock Option Agreement, dated April 23, 1999, between Douglas Kohrs and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.6	Employment Agreement, dated July 30, 2001, between M. James Call and American Medical Systems Inc.	Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the Fiscal Year Ended December 29, 2001 (File No. 000-30733).

10.7	Employment Agreement, dated January 1, 2003, between Ross Longhini and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 28, 2002 (File No. 000-30733).

Item No.	Item	Filing Method
10.8	Employment Agreement, dated March 9, 2004, between Carmen Diersen and American Medical Systems, Inc.	Filed with this Annual Report on Form 10-K.

10.9	Consulting Agreement, dated September 1, 1999, between Medical Genesis and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.10	2000 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Fiscal Quarter Ended June 28, 2003 (File No. 000-30733).

10.11	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.12	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.13	Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.14	2003 Management Incentive Plan.	Filed with this Annual Report on Form 10-K.

10.15	Lease, dated July 22, 2002, between Manufacturers Life Insurance Company (U.S.A.) and Cryogen, Inc.	Incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K for the Fiscal Year Ended December 28, 2002 (File No. 000-30733).

10.16	Credit Agreement, dated March 24, 2000, among American Medical Systems, Inc., American Medical Systems Holdings, Inc., Bank of America, N.A., as agent for the four lenders, and Banc of America Securities LLC, as sole lead arranger and sole book manager.	Incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.17	Security Agreement, dated March 24, 2000, among American Medical Systems Holdings, Inc., American Medical Systems, Inc., Influence, Inc. and Banc of America, N.A.	Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.18	Form of Revolving Note issued under Credit Agreement.	Incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.19	Form of Tranche A Term Note issued under Credit Agreement.	Incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

Item No.	Item	Filing Method
10.20	Form of Tranche B Term Note issued under Credit Agreement.	Incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.21	Parent Joinder Agreement, dated March 24, 2000, between American Medical Systems Holdings, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.22	Pledge Agreement, dated March 24, 2000, among American Medical Systems Holdings, Inc., American Medical Systems, Inc., Influence, Inc. and Banc of America, N.A.	Incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.23	Guaranty and Investment Agreement, dated March 24, 2000, among Warburg, Pincus Equity Partners, L.P., other affiliates of Warburg Pincus and Bank of America, N.A.	Incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.24	Letter Agreement, dated March 24, 2000, among Warburg, Pincus Equity Partners, L.P., other affiliates of Warburg Pincus and Bank of America, N.A.	Incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.25	Mortgage and Security Agreement and Fixture Financing Statement with Assignment of Leases and Rents, dated April 17, 2000, between American Medical Systems, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.26	First Amendment to Credit Agreement, dated January 3, 2001, among American Medical Systems, Inc., American Medical Systems Holdings, Inc., Bank of America, N.A., as agent for the four lenders, and Banc of America Securities LLC, as sole lead arranger and sole book manager.	Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-30733).

10.27	Second Amendment and Release Agreement, dated February 20, 2001, among American Medical Systems, Inc., American Medical Systems Holdings, Inc., Bank of America, N.A., as agent for the four lenders, and Banc of America Securities LLC, as sole lead arranger and sole book manager.	Incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-30733).

10.28	Third Amendment to Credit Agreement, dated December 27, 2002, among American Medical Systems, Inc., American Medical Systems Holdings, Inc., Bank of America, N.A., as agent for the four lenders, and Banc of America Securities LLC, as sole lead arranger and sole book manager.	Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 28, 2002 (File No. 000-30733).

Item No.	Item	Filing Method
10.29	Fourth Amendment to Credit Agreement, dated October 31, 2003, among American Medical Systems, Inc., American Medical Systems Holdings, Inc., Bank of America, N.A., as agent for the four lenders, and Banc of America Securities LLC, as sole lead arranger and sole book manager.	Filed with this Annual Report on Form 10-K.

10.30	Fifth Amendment to Credit Agreement, dated December 31, 2003, among American Medical Systems, Inc., American Medical Systems Holdings, Inc., Bank of America, N.A., as agent for the four lenders, and Banc of America Securities LLC, as sole lead arranger and sole book manager.	Filed with this Annual Report on Form 10-K.

10.31	Agreement and Plan of Merger, dated as of December 13, 2002, by and among American Medical Systems, Inc., Snowball Acquisition Corp., Cryogen, Inc. and Robert Knarr.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on December 17, 2002 (File No. 000-30733).

10.32	First Amendment to Agreement and Plan of Merger, dated December 18, 2002, by and among American Medical Systems, Inc., Snowball Acquisition Corp., Cryogen, Inc. and Robert Knarr.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 6, 2003 (File No. 000-30733).

10.33	Agreement of Purchase and Sale, dated April 17, 2003, among American Medical Systems, Inc., Endocare, Inc. and Timm Medical Technologies, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the Fiscal Quarter Ended June 28, 2003 (File No. 000-30733).

21.1	Subsidiaries of American Medical Systems Holdings, Inc.	Incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K for the Fiscal Year Ended December 28, 2002 (File No. 000-30733).

23.1	Consent of Ernst & Young LLP.	Filed with this Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.

E-4