Form 10-Q
period 2004-04-03
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2004-05-13
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to _____________________

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

[X] Yes [  ] No

     As of May 6, 2004, there were 33,328,833 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM. 1. FINANCIAL STATEMENTS (Unaudited)

American Medical Systems Holdings, Inc.

Consolidated Balance Sheets
(In thousands, except share and per share data)

	April 3, 2004	January 3, 2004
Assets
Current assets
Cash and cash equivalents	$72,370	$58,953
Accounts receivable, net	35,226	33,507
Inventories, net	17,888	18,402
Deferred income taxes	5,802	5,637
Other current assets	2,743	2,896

Total current assets	134,029	119,395
Property, plant and equipment, net	23,966	25,489
Goodwill, net	98,989	98,989
Intangibles, net	16,348	17,466
Deferred income taxes	12,599	12,991
Investment in technology and other assets	4,978	4,997

Total assets	$290,909	$279,327

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,636	$4,621
Accrued compensation expenses	10,467	9,886
Accrued warranty expense	1,338	1,338
Income taxes payable	4,671	1,667
Other accrued expenses	5,672	5,105
Current portion of notes payable	7,364	7,159

Total current liabilities	33,148	29,776
Long-term notes payable	7,363	9,205
Stockholders’ equity
Common stock, par value $.01 per share; authorized 95,000,000 shares; issued and outstanding:
33,308,523 shares at April 3, 2004 and 33,135,354 shares at January 3, 2004	333	331
Additional paid-in capital	204,761	202,341
Deferred compensation	—	(24)
Accumulated other comprehensive income	946	1,367
Retained earnings	44,358	36,331

Total stockholders’ equity	250,398	240,346

Total liabilities and stockholders’ equity	$290,909	$279,327

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.

Consolidated Statements of Operations
(In thousands, except per share data)

	First Fiscal Quarter Ended
	April 3, 2004	March 29, 2003
Net sales	$47,313	$39,347
Cost of sales	8,930	6,943

Gross profit	38,383	32,404
Operating expenses
Marketing and selling	16,493	14,797
Research and development	3,584	3,791
General and administrative	4,876	4,070
Amortization of intangibles	1,061	1,065

Total operating expenses	26,014	23,723
Operating income	12,369	8,681
Other income (expense)
Royalty income	491	777
Interest income	138	130
Interest expense	(201)	(726)
Other income (expense)	(156)	35

Total other income (expense)	272	216
Income before income taxes	12,641	8,897
Provision for income taxes	4,614	3,443

Net income	$8,027	$5,454

Net income per share
Basic	$0.24	$0.17
Diluted	$0.23	$0.16
Weighted average common shares used in calculation
Basic	33,242	32,547
Diluted	34,999	34,042

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.

Consolidated Statements of Cash Flow
(In thousands)

	First Fiscal Quarter Ended
	April 3, 2004	March 29, 2003
Cash flows from operating activities
Net income	$8,027	$5,454
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,678	1,382
Loss on asset disposals	10	1
Amortization of intangibles	1,061	1,065
Amortization of deferred financing costs	44	71
Non-cash compensation	8	46
Income tax benefit related to stock option plan	763	170
Change in net deferred taxes	(290)	(83)
Changes in operating assets and liabilities
Accounts receivable	(1,812)	50
Inventories	540	(1,039)
Accounts payable and accrued expenses	3,361	(1,638)
Other assets	172	433

Net cash provided by operating activities	13,562	5,912

Cash flows from investing activities
Purchase of property, plant and equipment	(165)	(707)
Purchase of business	—	(40,698)

Net cash used in investing activities	(165)	(41,405)
Cash flows from financing activities
Issuance of common stock	1,674	570
Payments on long-term debt	(1,637)	(1,956)

Net cash provided by (used in) financing activities	37	(1,386)
Effect of exchange rates on cash	(17)	217

Net increase (decrease) in cash and cash equivalents	13,417	(36,662)
Cash and cash equivalents at beginning of period	58,953	79,429

Cash and cash equivalents at end of period	$72,370	$42,767

Supplemental disclosure
Cash paid for interest	$132	$630
Cash paid for taxes	$116	$2,427

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The consolidated financial statements included in this Form 10-Q have been prepared by American Medical Systems Holdings, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in its Annual Report on Form 10-K for fiscal 2003. All amounts are in thousands, except per share data.

These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.

Effective January 1, 2001, the Company changed its fiscal year to a 52 or 53 week fiscal year ended on the Saturday nearest December 31. Accordingly, the first fiscal quarters of 2004 and 2003 ended on April 3, 2004 and March 29, 2003, respectively. These periods are identified herein as our first fiscal quarters of 2004 and 2003.

2. Stock-Based Compensation

The Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of the Company’s employee stock options generally equals the market price of the underlying stock on the date of grant for all options granted, and thus, under APB 25, no compensation expense is recognized. However, during 2000, the Company recognized deferred compensation of $1.4 million, reflecting the excess of the fair value of the underlying stock on the date of grant over the exercise price. The deferred compensation was being amortized over vesting periods of two to four years, and was fully amortized as of April 3, 2004.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	First Fiscal Quarter
(in thousands, except per share data)	2004	2003
Net income, as reported	$8,027	$5,454
Stock-based employee compensation expense included in reported income, net of tax	15	36
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(816)	(976)

Pro forma net income	$7,226	$4,514

Net income per share
As reported
Basic	$0.24	$0.17
Diluted	$0.23	$0.16
Pro forma
Basic	$0.22	$0.14
Diluted	$0.21	$0.13

3. Earnings per Share

The following table presents information necessary to calculate basic and diluted net income per common share and common share equivalents for the first fiscal quarter of 2004 and 2003.

	First Fiscal Quarter
(in thousands, except per share data)	2004	2003
Net income	$8,027	$5,454
Weighted-average shares outstanding for basic net income per share	33,242	32,547
Dilutive effect of stock options	1,757	1,495

Adjusted weighted-average shares outstanding and assumed conversions for diluted net income per share	34,999	34,042

Net income per share
Basic	$0.24	$0.17
Diluted	$0.23	$0.16

4. Inventories

Inventories consist of the following:

(in thousands)	April 3, 2004	January 3, 2004
Raw materials	$4,690	$5,001
Work in process	3,486	2,817
Finished goods	9,712	10,584

Net inventories	$17,888	$18,402

5. Warranties

Many of the Company’s products are sold with warranty coverage for periods ranging from one year up to the patient’s lifetime. The accrued warranty allowance is the Company’s estimate of the expected future cost of honoring warranty obligations. Factors influencing this estimate include historical claim rates, surgical infection rates, changes in product performance, the frequency of use by the patient, the patient’s performance expectations, and changes in the terms of our policies. The warranty allowance was adjusted down in the fourth quarters of 2003 and 2002 by $3.1 million and $2.9 million, respectively. This was based on a reduction in management’s estimate of the future cost of honoring the Company’s warranty obligations resulting from improvements in the quality and durability of its products and changes in its claims processing. Changes in warranty allowances during the first fiscal quarter of 2004 were as follows:

First Fiscal Quarter
(in thousands)	2004
Balance, beginning of period	$1,338
Provisions for warranty	83
Claims processed	(83)

Balance, end of period	$1,338

6. Comprehensive Income

Comprehensive income for the Company is net income adjusted for changes in the value of derivative financial instruments, unrealized gains and losses on marketable securities, and foreign currency translation.

Comprehensive income for the first fiscal quarters ended 2004 and 2003 was:

	First Fiscal Quarter
(in thousands)	2004	2003
Net income	$8,027	$5,454
Net loss on derivative financial instruments, net of taxes	—	(5)
Amounts reclassified to interest expense during the period from derivative and hedging activities, net of taxes	—	263
Cumulative translation gain (loss), net of taxes	(421)	478

Comprehensive income	$7,606	$6,190

7. Recent Accounting Pronouncements

On January 1, 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). In addition, on December 24, 2003, the FASB issued a revision of FIN 46 (the “Revised Interpretation”). The Revised Interpretation addresses consolidation of business enterprises of variable interest entities and is effective for variable interest entities for the first fiscal year or interim period ending after March 15, 2004. There was no impact to the Company upon adoption of FIN 46.

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

8. Industry Segment Information and Foreign Operations

Since its inception, the Company has operated in the single industry segment of developing, manufacturing, and marketing medical devices.

The Company distributes its products through its direct sales force and independent sales representatives in the United States, Canada, Australia, and most of Europe. Additionally, the Company distributes its products through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. No customer or distributor accounted for five percent or more of the Company’s net sales during the first fiscal quarters of 2004 or 2003. Foreign subsidiary sales are predominantly to customers in Western Europe, Australia, and Canada. Substantially all of the Company’s foreign subsidiary assets are located in Western Europe, Australia, and Canada.

The following table presents net sales and long-lived assets by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

	First Fiscal Quarter
(in thousands)	2004	2003
United States
Net sales	$36,598	$32,347
Long-lived assets	$132,034	$150,650
Outside United States
Net sales	$10,715	$7,000
Long-lived assets	$12,247	$12,716

9. Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill during the first fiscal quarter of 2004. It is the Company’s practice to assess goodwill impairment under the annual requirement of SFAS 142 or when impairment indicators arise.

The following table presents the Company’s intangible assets and accumulated amortization as of April 3, 2004:

	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	value
Amortized
Patents	$10,132	($5,740)	$4,392
Licenses	2,790	(1,143)	1,647
Deferred financing	1,611	(1,205)	406
Developed technology	17,853	(9,721)	8,132
Non-compete agreements	1,111	(1,111)	—

Total amortized intangible assets	33,497	(18,920)	14,577
Unamortized
Trademarks	2,233	(462)	1,771

Total intangible assets	$35,730	($19,382)	$16,348

	First Fiscal Quarter
	2004	2003
Aggregate amortization expense	$1,061	$1,065

The estimated amortization expense for the years 2004 through 2008 is $4.2 million, $2.7 million, $2.2 million, $1.3 million and $1.3 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “expect,” “believe,” “anticipate,” or “estimate,” identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Some of the factors that could cause such material differences are identified in “Risk Factors”. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.

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

Overview

American Medical Systems develops, manufactures, and markets medical devices for physician customers, primarily urologists, gynecologists and urogynecologists. Our products are utilized by physicians to treat male disorders such as erectile dysfunction, incontinence, and prostate disease; and also female disorders such as incontinence, excessive uterine bleeding, and pelvic organ prolapse. Our strategy has been to develop innovative products that provide our customers with therapy options to better, and/or less invasively, manage under-treated urological and gynecological conditions.

Our product offering includes a full line of erectile restoration products including both inflatable and non-inflatable prostheses to replace non-functioning penile erectile tissue. For male urinary control we sell our AMS 800 Artificial Urinary Sphincter and the InVance sling system. For urethral stricture and benign prostatic hyperplasia (BPH) symptoms we sell urethral stents and surgical resection loops. The ProstaJect chemical prostate ablation system is currently available outside of the U.S. and is in clinical trials in the U.S. Our women’s health products include several products for stress urinary incontinence (InFast, SPARC, Monarc and BioArc). Through the acquisition of CryoGen, Inc. in January 2003, we added the Her Option therapy to our women’s health portfolio for excessive menstrual bleeding.

Results of Operations

The following table compares net sales by product line and geography for the first fiscal quarter of 2004 and 2003:

	First Fiscal Quarter		$ Increase	% Increase
(in thousands)	2004	2003	(Decrease)	(Decrease)
Sales
Product Line
Men’s health
Erectile restoration	$17,465	$17,852	($387)	-2.2%
Continence	12,166	10,032	2,134	21.3%
Prostate treatment	1,166	1,199	(33)	-2.8%

Total men’s health	30,797	29,083	1,714	5.9%
Women’s health	16,516	10,264	6,252	60.9%

Total	$47,313	$39,347	$7,966	20.2%

Geography
United States	$36,598	$32,347	$4,251	13.1%
Outside United States	10,715	7,000	3,715	53.1%

Total	$47,313	$39,347	$7,966	20.2%

Percent of total sales
Product Line
Men’s health
Erectile restoration	37%	45%
Continence	26%	26%
Prostate treatment	2%	3%

Total men’s health	65%	74%
Women’s health	35%	26%

Total	100%	100%

Geography
United States	77%	82%
Outside United States	23%	18%

Total	100%	100%

Net Sales. Erectile restoration sales decreased 2.2 percent in the first fiscal quarter of 2004. Sales in the first fiscal quarter of 2004 included modest revenues from the Dura II line of prostheses that was acquired in April of 2003. We believe the slight decline in the first fiscal quarter erectile restoration sales represents normal variability in quarter to quarter sales and we continue to expect single digit sales growth in this product line over the longer term. Sales of products to treat male incontinence grew by 21.3 percent in the first fiscal quarter of 2004, driven by unit increases in both the AMS 800 Artificial Urinary Sphincter and the InVance male sling system. Sales of prostate treatment products declined by 2.8 percent in the first fiscal quarter of 2004 as we repositioned the UroLume product toward obstructive urethral conditions such as urethral stricture. Revenue growth from women’s health products at 60.9 percent was driven by the continued physician acceptance of our sling systems for treating female stress urinary incontinence. We believe that the less invasive nature of our sling procedures and the multiple surgical options we now have available for treating incontinence are encouraging more and more physicians to recommend our treatments.

During the first fiscal quarter of 2004, revenues increased $1.3 million as a result of favorable currency exchange rates, mainly the euro. If these currency exchange rates in 2004 were the same as in 2003, revenues in the first fiscal quarter of 2004 would have been $46.0 million, an increase of $6.6 million, or 16.9 percent, over the comparable period in 2003.

The following table compares revenue, expense, and other income accounts for the first fiscal quarters of 2004 and 2003:

					Percent of Sales
	First Fiscal Quarter		$ Increase	% Increase	First Fiscal Quarter
(in thousands)	2004	2003	(Decrease)	(Decrease)	2004	2003
Net sales	$47,313	$39,347	$7,966	20.2%	100.0%	100.0%
Cost of sales	8,930	6,943	1,987	28.6%	18.9%	17.6%

Gross profit	38,383	32,404	5,979	18.5%	81.1%	82.4%
Operating expenses
Marketing and selling	16,493	14,797	1,696	11.5%	34.9%	37.6%
Research and development	3,584	3,791	(207)	-5.5%	7.6%	9.6%
General and administrative	4,876	4,070	806	19.8%	10.3%	10.3%
Amortization of intangibles	1,061	1,065	(4)	-0.4%	2.2%	2.7%

Total operating expenses	26,014	23,723	2,291	9.7%	55.0%	60.3%

Operating income	12,369	8,681	3,688	42.5%	26.1%	22.1%
Royalty income	491	777	(286)	-36.8%	1.0%	2.0%
Interest income	138	130	8	6.2%	0.3%	0.3%
Interest expense	(201)	(726)	525	72.3%	-0.4%	-1.8%
Other income (expense)	(156)	35	(191)	-545.7%	-0.3%	0.1%

Income before income taxes	12,641	8,897	3,744	42.1%	26.7%	22.6%
Provision for income taxes	4,614	3,443	1,171	34.0%	9.8%	8.8%

Net income	$8,027	$5,454	$2,573	47.2%	17.0%	13.9%

Cost of sales. Cost of sales increased as a percentage of sales by 1.3 points. Over half of this increase was due to a greater portion of our revenues represented by sales of women’s health products and sales in international markets, both of which carry a slightly lower margin than our consolidated average. Inventory reserves for lesser-used product sizes were also increased during the first fiscal quarter of 2004 as we prepare to phase out older products in favor of anticipated new product releases later in the year. These unfavorable increases were partially offset by the favorable foreign exchange impact on our revenues. Future cost of goods sold will continue to depend on product phase-ins, production levels and product mix.

Marketing and selling. Marketing and selling expense increased by 11.5 percent in the first fiscal quarter of 2004, but declined by 2.5 percentage points relative to sales. This decline as a percent of sales resulted from our ability to leverage the investment made during 2003 in our marketing and training programs for women’s health products. Although we expect to continue to expand our sales and marketing investment in support of our products, our objective remains to leverage sales and marketing expense as a percentage of sales.

Research and development. Research and development expense during the first fiscal quarter of 2004 declined by 5.5 percent in absolute terms and by 2.0 percentage points relative to sales. This decline was due to a reduction in regulatory and clinical expenditures as the result of the timing of certain regulatory filings and clinical trials. Expenditures to develop and improve current and future products were comparable to 2003. We expect total spending in research and development to increase during the remainder of 2004 and longer term, to be in the range of 7 to 9 percent of sales. In addition, costs in this area could vary as a result of spending on purchased technologies.

General and administrative. General and administrative expenses during the first fiscal quarter of 2004 increased 19.8 percent and were unchanged as a percentage of sales. The increase reflects approximately $0.3 million of external Sarbanes-Oxley Act related expenditures. We have incurred higher costs for additional personnel and consulting resources to comply with the requirements of the act and related regulations, and expect these costs to continue to increase in future periods as we complete our work. Other increases for the quarter included corporate executive recruiting and transition costs.

Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. We expect amortization of intangibles to remain at approximately $1.1 million per quarter for the remainder of 2004.

Royalty income. Our royalty income is primarily from the license of our stent-delivery technology for medical use outside of urology. This exclusive worldwide license was entered into during 1998, with expiration immediately following the term of the various licensed patents. We receive a royalty equal to 2.625 percent of net sales of licensed products on a quarterly basis, which accounted for $0.5 million and $0.8 million in income for the first fiscal quarters of 2004 and 2003, respectively. We do not directly influence sales of the products on which this royalty is based and cannot give any assurance as to future income levels.

Interest income. Interest income increased over the first fiscal quarter of 2003 due to higher levels of investments resulting from cash generated from operations during 2003 and the first fiscal quarter of 2004.

Interest expense. Interest expense declined from the first fiscal quarter of 2003 due to the expiration of our interest rate swap agreement and a decline in our long term debt balance. We hedged a portion of our original $65.0 million variable rate term note, as required by our senior credit facility, by entering into an interest rate swap agreement in which we agreed to exchange, at specified intervals, the calculated difference between the fixed interest rate of the swap and the variable interest rate on a portion of our debt. This interest rate swap agreement expired June 30, 2003. We did not renew the swap agreement and do not expect those swap-related expenses going forward.

Other income. Other income and expense primarily represents gains and losses as a result of re-measuring foreign denominated inter-company receivables, mainly the euro, to current rates. First fiscal quarter of 2004 reflects a loss due to the weakening of the euro by 1.0 percent to the U.S. dollar from year end 2003, while the first fiscal quarter of 2003 reflected a gain due to the strengthening of the euro by 3.1 percent to the U.S. dollar from year end 2002.

Income taxes. We believe our utilization of research and development tax credits and the extraterritorial income exclusion will lower our effective tax rate for 2004 to 36.5 percent, compared to 38.7 percent in the first fiscal quarter of 2003. This change in rate reduced our income tax expense by $278,000 in the first fiscal quarter of 2004.

Liquidity and Capital Resources

Cash and cash equivalents were $72.4 million on April 3, 2004, compared to $59.0 million on January 3, 2004. This increase is due primarily to the continued strong growth in revenues and net income, the timing of income tax payments, and the issuance of common stock, offset somewhat by the repayment of our long-term debt. Each of these is described below.

Cash flows from operating activities. Net cash from operations was $13.6 million. This differs from net income of $8.0 million because of certain non-cash expenses including depreciation and amortization of $2.7 million, and a tax provision of $4.6 million which required minimal cash payments during the first fiscal quarter. Receivables increased by $1.8 million during the period, primarily driven by increases in the receivable balances of our foreign subsidiaries as a result of their increase in revenues. Net cash from operations in the first fiscal quarter of 2003 was $5.9 million. The increase in 2004 was primarily driven by the increase in revenues and net income, a decline in our inventory balance, and lower income tax payments during the first fiscal quarter of 2004.

Cash flows from investing activities. During the first fiscal quarters of 2004 and 2003, we purchased equipment totaling $0.2 million and $0.7 million, respectively. During the first fiscal quarter of 2003, we also had a cash outlay of $40.7 million related to the acquisition of CryoGen Inc. Despite the very low level experienced in our first fiscal quarter of 2004, we expect capital expenditures to be in the range of $5.0 to $7.0 million for the full year.

Cash flows from financing activities. We have a senior credit facility consisting of term debt and a $15.0 million revolving line of credit, which incurs a commitment fee of .25 percent for unused portions. The senior credit facility expires in September 2005. This facility is secured by substantially all of our assets, and contains certain restrictions requiring prior bank approval. The restrictions prohibit the payment of dividends and the incurrence of additional debt, limit capital expenditures to $10.0 million for any fiscal year (plus the unused portion of this $10.0 million capital expenditure limit for the preceding fiscal year), limit acquisitions to an aggregate of $25.0 million in any fiscal year, prohibit sale and leaseback agreements, and limit operating leases (except for vehicles for sales personnel) to $1.0 million in any fiscal year.

In addition, we are subject to, and in full compliance with, four financial covenants: a leverage ratio, an interest coverage ratio, a fixed charge coverage ratio, and a required minimum level of consolidated EBITDA.

During the first fiscal quarter of 2004, we made regular principal payments of $1.6 million, reducing the quarter-end balance to $14.7 million. As of April 3, 2004, the interest rate on outstanding balances was equal to LIBOR plus 2.0 percentage points, or 3.09 percent. We do not have an outstanding balance under the revolving line of credit.

The following table sets forth the future payment obligations under our senior credit facility:

		Less than	One to
	Total	one year	three years
Future payment obligation	$14,727	$7,364	$7,363

During the first fiscal quarter of 2004, we received $1.7 million from issuing common stock for our Employee Stock Purchase Plan and for the exercises of options under our 2000 Equity Incentive Plan.

Cash Commitments. Pursuant to our acquisition of CryoGen, Inc. on January 2, 2003, we have agreed to pay CryoGen’s former shareholders an earnout payment contingent upon sales of CryoGen products. The earnout payment will be equal to three times our net sales of CryoGen products during four consecutive quarters, less our $40.0 million initial acquisition payment. The earnout period expires December 31, 2005. If our net CryoGen product sales do not exceed $13.3 million during any consecutive four-quarter period prior to December 31, 2005, no earnout payment will be required. The maximum amount of the earnout payment is $110.0 million. This transaction is more fully described in our Form 8-K filed with the SEC on January 6, 2003.

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

Supplier Risks

Many of our products are dependent on raw materials from one or two suppliers who may not be able to meet our demands or who may decide to stop supplying us because of their concerns about product liability claims or other reasons. Losing any of these raw material suppliers could have a material adverse effect on our sales and income. As a result of supplier consolidations, we now rely on only one source for the silicone elastomer used in some of our implantable products; the loss of this supplier would have a material adverse effect on our cost of sales and income, as we would be required to qualify an additional supplier. We procure human cadaveric dermis through two processors, and we have one supplier of porcine dermis.

Potential Product Recalls

In the event that any of our products were defective, we could voluntarily recall, or the FDA or an international regulatory body could require us to redesign or recall, any defective product. There is a possibility that we may recall products in the future and that future recalls could result in significant costs to us and in significant negative publicity which could harm our ability to market our products in the future.

Continued Physician Use and Endorsement of our Products

For us to sell our products, physicians must recommend and endorse them. We may not obtain the necessary recommendations or endorsements from physicians. Many of the products we acquired or are developing are based on new treatment methods. Acceptance of our products is dependent on educating the medical community as to the distinctive characteristics, perceived benefits, clinical efficacy, and cost-effectiveness of our products compared to competitive products, and on training physicians in the proper application of our products. We believe our products address major market opportunities, but if we are unsuccessful in marketing them, our sales and earnings might be below expectations.

Successful Introduction of New Products and Product Improvements

As part of our growth strategy, we intend to introduce a number of new products and product improvements. If we do not introduce these new products and product improvements on schedule, or they are not well-accepted by the market, our growth may be reduced.

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

Actions Related to Reimbursement for Procedures Using our Products

Our physician and hospital customers depend on third party government and non-government entities for reimbursement for services provided to patients. The level of such third party reimbursement may influence whether or not customers purchase our products.

Effective January 1, 2004, the Centers for Medicare and Medicaid Services (CMS) increased reimbursement for certain procedures utilizing inflatable penile prostheses and urinary sphincter devices. This increase partially reverses reductions in such reimbursement rates in 2001 and 2002. Our sales history of these devices does not evidence an obvious correlation with changes in CMS reimbursement rates.

In March of 2004 we were informed by the American Medical Association that the organization’s Current Procedural Terminology (CPT) Editorial Panel had approved a CPT code for our Her Option cryoablation system to treat excessive uterine bleeding. The receipt of this CPT code is the first step toward the availability of standard reimbursement for Her Option. A noticeable effect on sales of Her Option is not expected until such reimbursement is established (currently anticipated to be January 2005). We can offer no assurances that a new code for Her Option procedures will be in place by January 2005 or that the reimbursement will adequately cover the costs of performing the procedure.

Intellectual Property Lawsuits

The medical device industry is litigious with respect to patents and other intellectual property rights. Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage. We are currently involved in an intellectual property lawsuit with Mentor Corporation relating to our Monarc sub-fascial hammock for the treatment of female incontinence. If Mentor were to obtain a favorable ruling in this lawsuit, the court could require us to pay significant damages to Mentor, prevent us from selling our Monarc sub-fascial hammock for the treatment of female incontinence, or both. The occurrence of any of these would have a negative impact on our business.

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

Acquisition Integration

We have acquired businesses in the past, and we may acquire other businesses in the future. Failure to successfully retain critical employees of an acquired company, gain FDA approval for the products of an acquired company, or establish and maintain appropriate communications, performance expectations, regulatory compliance procedures, accounting controls, and reporting procedures could have a material adverse affect on our business. Our most recent acquisition, CryoGen, has now been fully integrated into our business as we obtained FDA approval for manufacturing and product service on March 31, 2004.

International Sales

In the first fiscal quarter of 2004, approximately 23 percent of our sales were to customers outside the United States. Some of these sales were to governmental entities and other organizations with extended payment terms. A number of factors, including political or economic instability in the countries where we do business, could affect payment terms and our ability to collect foreign receivables. We have little influence over these factors and changes could have a materially adverse impact on our business.

Manufacturing Facility

We are currently operating with one manufacturing shift and have adequate physical capacity to serve our business operations for the foreseeable future. We do not have a back up facility, and the loss of our Minnetonka facility would have a materially adverse effect on our sales, earnings, and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

To reduce our variable interest rate risk on our original $65.0 million variable rate term note, we hedged a portion of the note, as required by our senior credit facility, by entering into an interest rate swap agreement in which we agree to exchange, at specified intervals, the calculated difference between the fixed interest rate of the swap and the variable interest rate on a portion of our debt. This interest rate swap agreement expired June 30, 2003. We do not believe that our interest rate risk is material given the low volatility of interest rates in recent years and the low level and relatively short-term nature of our outstanding debt.

Currency

Our operations outside of the United States are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at quarter-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions and short-term inter-company receivables from foreign subsidiaries are included in other income (expense). In the first fiscal quarter of 2004, revenues from sales to customers outside the United States were 23 percent of total consolidated revenues, and international accounts receivable, inventory, cash, and accounts payable were 36 percent, 5 percent, 10 percent, and 37 percent of total consolidated accounts for each of these items. Changes in the relative value of the U.S. dollar and the euro would affect our sales, euro-denominated expenses, and the U.S. dollar value of European assets and liabilities. If these changes were large and rapid, they could have a material effect on our results of operations.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Item No.	Item	Method of Filing
10.1	Employment Agreement, dated April 26, 2004, between Martin J. Emerson and American Medical Systems, Inc.	Filed with this Report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

b) Reports on Form 8-K

On January 12, 2004, we filed a Current Report on Form 8-K furnishing our press release dated January 8, 2004, announcing preliminary sales for the quarter and fiscal year ended January 3, 2004.

On February 13, 2004, we filed a Current Report on Form 8-K furnishing our press release dated February 12, 2004, announcing results of operations for the quarter ended January 3, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS
HOLDINGS, INC

May 13, 2004	By	/s/ Douglas W. Kohrs

Date		Douglas W. Kohrs
Chairman and Chief Executive Officer

May 13, 2004	By	/s/ Carmen L. Diersen

Date		Carmen L. Diersen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED APRIL 3, 2004

Item No.	Item	Method of Filing
10.1	Employment Agreement, dated April 26, 2004, between Martin J. Emerson and American Medical Systems, Inc.	Filed with this Report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.