Form 10-Q
period 2004-07-03
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2004-08-12
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

[X] Yes [   ] No

     As of July 30, 2004, there were 33,650,476 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

American Medical Systems Holdings, Inc.

Consolidated Balance Sheets
(In thousands, except share and per share data)

	July 3, 2004	January 3, 2004
Assets
Current assets
Cash and cash equivalents	$65,891	$58,953
Short term investments	11,349	—
Accounts receivable, net	36,922	33,507
Inventories, net	17,600	18,402
Deferred income taxes	6,126	5,637
Other current assets	1,904	2,896

Total current assets	139,792	119,395
Property, plant and equipment, net	23,471	25,489
Goodwill, net	98,989	98,989
Intangibles, net	15,215	17,466
Deferred income taxes	12,783	12,991
Investment in technology and other assets	5,260	4,997

Total assets	$295,510	$279,327

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,648	$4,621
Accrued compensation expenses	10,290	9,886
Accrued warranty expense	1,319	1,338
Income taxes payable	—	1,667
Other accrued expenses	5,459	5,105
Current portion of notes payable	7,363	7,159

Total current liabilities	28,079	29,776
Long-term notes payable	5,523	9,205
Stockholders’ equity
Common stock, par value $.01 per share; authorized 95,000,000 shares; issued and outstanding: 33,637,605 shares at July 3, 2004 and 33,135,354 shares at January 3, 2004	336	331
Additional paid-in capital	208,201	202,341
Deferred compensation	—	(24)
Accumulated other comprehensive income	584	1,367
Retained earnings	52,787	36,331

Total stockholders’ equity	261,908	240,346

Total liabilities and stockholders’ equity	$295,510	$279,327

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.

Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales	$49,093	$42,224	$96,406	$81,571
Cost of sales	9,047	7,381	17,977	14,324

Gross profit	40,046	34,843	78,429	67,247
Operating expenses
Marketing and selling	17,250	16,984	33,743	31,781
Research and development	3,577	3,483	7,161	7,274
General and administrative	5,210	3,845	10,086	7,915
Amortization of intangibles	1,058	1,039	2,119	2,104

Total operating expenses	27,095	25,351	53,109	49,074
Operating income	12,951	9,492	25,320	18,173
Other income (expense)
Royalty income	430	687	921	1,464
Interest income	172	112	310	242
Interest expense	(248)	(698)	(449)	(1,424)
Other income (expense)	(31)	286	(187)	321

Total other income (expense)	323	387	595	603
Income before income taxes	13,274	9,879	25,915	18,776
Provision for income taxes	4,845	3,542	9,459	6,985

Net income	$8,429	$6,337	$16,456	$11,791

Net income per share
Basic	$0.25	$0.19	$0.49	$0.36
Diluted	$0.24	$0.19	$0.47	$0.35
Weighted average common shares used in calculation
Basic	33,384	32,800	33,313	32,673
Diluted	35,037	34,077	35,004	34,057

The accompanying notes are an intergral part of the consolidated financal statements.

American Medical Systems Holdings, Inc.

Consolidated Statements of Cash Flow
(In thousands)

	Six Months Ended
	July 3, 2004	June 28, 2003
Cash flows from operating activities
Net income	$16,456	$11,791
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,466	2,865
Loss on asset disposals	(5)	—
Amortization of intangibles	2,119	2,104
Amortization of deferred financing costs	112	135
Non-cash compensation	3	88
Income tax benefit related to stock option plan	1,294	892
Change in net deferred taxes	(618)	(992)
Changes in operating assets and liabilities
Accounts receivable	(3,693)	(1,270)
Inventories	704	(2,166)
Accounts payable and accrued expenses	(1,866)	(3,039)
Other assets	727	1,320

Net cash provided by operating activities	18,699	11,728

Cash flows from investing activities
Purchase of property, plant and equipment	(1,443)	(1,599)
Purchase of investments	(11,349)	—
Purchase of business	—	(43,069)

Net cash used in investing activities	(12,792)	(44,668)
Cash flows from financing activities
Issuance of common stock	4,590	1,269
Payments on long-term debt	(3,478)	(3,319)

Net cash provided by (used in) financing activities	1,112	(2,050)
Effect of exchange rates on cash	(81)	(40)

Net increase (decrease) in cash and cash equivalents	6,938	(35,030)
Cash and cash equivalents at beginning of period	58,953	79,429

Cash and cash equivalents at end of period	$65,891	$44,399

Supplemental disclosure
Cash paid for interest	$299	$1,301
Cash paid for taxes	$9,820	$6,641

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

The Company has a 52 or 53 week fiscal year ended on the Saturday nearest December 31. Accordingly, the second fiscal quarters of 2004 and 2003 ended on July 3, 2004 and June 28, 2003, respectively. The second fiscal quarter and the first half of the fiscal year are identified respectively herein as our three and six month periods of fiscal 2004 and 2003.

2. Stock-Based Compensation

The Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of the Company’s employee stock options generally equals the market price of the underlying stock on the date of grant for all options granted, and thus, under APB 25, no compensation expense is recognized. However, during 2000, the Company recognized deferred compensation of $1.4 million, reflecting the excess of the fair value of the underlying stock on the date of grant over the exercise price. The deferred compensation was being amortized over vesting periods of two to four years, and was fully amortized as of the end of the first fiscal quarter of 2004.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income, as reported	$8,429	$6,337	$16,456	$11,791
Stock-based employee compensation expense included in reported income, net of tax	—	36	15	72
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(1,019)	(1,104)	(1,835)	(2,080)

Pro forma net income	$7,410	$5,269	$14,636	$9,783

Net income per share
As reported
Basic	$0.25	$0.19	$0.49	$0.36
Diluted	$0.24	$0.19	$0.47	$0.35
Pro forma
Basic	$0.22	$0.16	$0.44	$0.29
Diluted	$0.21	$0.15	$0.42	$0.29

During the second fiscal quarter of 2004, stock options were exercised to acquire 316,785 shares and 12,297 shares were purchased under the employee stock purchase plan. During the first six months of fiscal 2004, stock options were exercised to acquire 478,891 shares, and 23,360 shares were purchased under the employee stock purchase plan.

3. Earnings per Share

The following table presents information necessary to calculate basic and diluted net income per common share and common share equivalents for the three and six month periods of fiscal 2004 and 2003.

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income	$8,429	$6,337	$16,456	$11,791
Weighted-average shares outstanding for basic net income per share	33,384	32,800	33,313	32,673
Dilutive effect of stock options	1,653	1,277	1,691	1,384

Adjusted weighted-average shares outstanding and assumed conversions for diluted net income per share	35,037	34,077	35,004	34,057

Net income per share
Basic	$0.25	$0.19	$0.49	$0.36
Diluted	$0.24	$0.19	$0.47	$0.35

4. Inventories

Inventories consist of the following:

(in thousands)	July 3, 2004	January 3, 2004
Raw materials	$4,811	$5,001
Work in process	3,113	2,817
Finished goods	9,676	10,584

Net inventories	$17,600	$18,402

5. Investments

During fiscal 2004, the Company invested in certain tax-advantaged municipal debt that is classified as available-for-sale securities. As of July 3, 2004, the value of the investments was $11.3 million. Cost approximates market value for the investments, which mature between January 2005 and June 2005.

6. Warranties

Many of the Company’s products are sold with warranty coverage for periods ranging from one year up to the patient’s lifetime. The accrued warranty allowance is the Company’s estimate of the expected future cost of honoring warranty obligations. Factors influencing this estimate include historical claim rates, surgical infection rates, changes in product performance, the frequency of use by the patient, the patient’s performance expectations, and changes in the terms of our policies. The warranty allowance was adjusted down in the fourth quarters of 2003 and 2002 by $3.1 million and $2.9 million, respectively. This was based on a reduction in management’s estimate of the future cost of honoring the Company’s warranty obligations resulting from improvements in the quality and durability of its products and changes in its claims processing. Changes in warranty allowances during the six month periods of fiscal 2004 and 2003 were as follows:

	Six Months Ended	Six Months Ended
(in thousands)	July 3, 2004	June 28, 2003
Balance, beginning of period	$1,338	$4,591
Provisions for warranty	147	150
Claims processed	(166)	(150)

Balance, end of period	$1,319	$4,591

7. Comprehensive Income

Comprehensive income for the Company is net income adjusted for changes in the value of derivative financial instruments designated as hedges, unrealized gains and losses on marketable securities, and foreign currency translation.

Comprehensive income for the three and six month periods in fiscal 2004 and 2003 was:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income	$8,429	$6,337	$16,456	$11,791
Net loss on hedges, net of taxes	—	—	—	(5)
Amounts reclassified to interest expense during the period from derivative and hedging activities, net of taxes	—	201	—	464
Translation gain (loss), net of taxes	(362)	594	(783)	1,072

Comprehensive income	$8,067	$7,132	$15,673	$13,322

8. Recent Accounting Pronouncements

The Medicare Prescription Drug, Improvements and Modernization Act of 2003 (The Act) was signed into law in December 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP is effective for interim or annual periods beginning after June 15, 2004. We have not yet concluded whether the benefits provided by our plan are actuarially equivalent to Medicare Part D under The Act.

9. Industry Segment Information and Foreign Operations

Since its inception, the Company has operated in the single industry segment of developing, manufacturing, and marketing medical devices.

The Company distributes its products through its direct sales force and independent sales representatives in the United States, Canada, Australia, and most of Europe. Additionally, the Company distributes its products through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. No customer or distributor accounted for five percent or more of the Company’s net sales during 2004 or 2003. Foreign subsidiary sales are predominantly to customers in Western Europe, Australia, and Canada. Substantially all of the Company’s foreign subsidiary assets are located in Western Europe, Australia, and Canada.

The following table presents net sales and long-lived assets by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
United States
Net sales	$37,643	$33,919	$74,241	$66,266
Long-lived assets	$130,685	$155,312	$130,685	$155,312
Outside United States
Net sales	$11,450	$8,305	$22,165	$15,305
Long-lived assets	$12,250	$12,667	$12,250	$12,667

10. Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill during the second fiscal quarter of 2004. It is the Company’s practice to assess goodwill impairment under the annual requirement of SFAS 142 or when impairment indicators arise.

The following table presents the Company’s intangible assets and accumulated amortization as of July 3, 2004:

	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	value
Amortized
Patents	$10,122	$(6,022)	$4,100
Licenses	2,791	(1,235)	1,556
Deferred financing	1,611	(1,273)	338
Developed technology	17,853	(10,407)	7,446
Non-compete agreements	1,111	(1,111)	—

Total amortized intangible assets	33,488	(20,048)	13,440
Unamortized
Trademarks	1,775	—	1,775

Total intangible assets	$35,263	$(20,048)	$15,215

	Three months ended		Six months ended
(in thousands)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2004
Amortization expense	$1,058	$1,039	$2,119	$2,104

Estimated amortization expense for the years 2004 through 2008 is $4.2 million, $2.7 million, $2.2 million, $1.3 million and $1.3 million, respectively, excluding additional amortization that may arise from the acquisition in July 2004 of TherMatrx, Inc. as further described in Note 11.

11. Subsequent Events

Repayment of Debt

On July 8, 2004, the Company repaid the entire outstanding balance of $12.9 million under its senior credit facility and terminated the credit facility. The original maturity of the term notes required quarterly principal payments through September 2005. We have plans to reestablish a new credit facility during 2004.

TherMatrx Acquisition

On July 15, 2004, the Company completed the acquisition of TherMatrx, Inc. As a result of the merger, holders of shares of TherMatrx stock which were outstanding as of the merger were initially paid cash proceeds, after all adjustments made at closing, in the amount of $40.5 million. The Company deposited $4.0 million of this initial consideration in escrow to be held for six months after closing of the merger to cover certain contingencies, and the balance was distributed to holders of TherMatrx stock. The Company used cash on hand to make the initial payment of $40.5 million.

In addition to the initial closing payment, the Company will make contingent payments based on the net product revenues attributable to sales of the TherMatrx Dose Optimized Thermotherapy product. These payments will equal four times such sales over a period of six consecutive Company fiscal quarters (which began on July 5, 2004, and will end on December 31, 2005), minus $40.0 million. The maximum amount of the purchase price is $250.0 million.

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

Our product offering includes a full line of erectile restoration products including both inflatable and non-inflatable prostheses to replace non-functioning penile erectile tissue. For male urinary control we sell our AMS 800 Artificial Urinary Sphincter™ and the InVance™ sling system. For urethral stricture and benign prostatic hyperplasia (BPH) symptoms we sell urethral stents and surgical resection loops. The ProstaJect® chemical prostate ablation system is currently available outside of the U.S. and is in clinical trials in the U.S. Our women’s health products include several products for stress urinary incontinence (InFast™, SPARC™, Monarc™ and BioArc™). Through the acquisition of CryoGen, Inc. in January 2003, we added the Her Option® therapy to our women’s health portfolio for excessive menstrual bleeding.

On July 15, 2004, we acquired TherMatrx, Inc., a privately held company focused on providing physicians an in-office alternative for BPH. Each year in the United States, over three million men seek treatment for the non-cancerous enlargement of the prostate gland known as BPH. Current invasive therapies offered for BPH include surgically removing the entire prostate, resecting a portion of the prostate, or performing a transurethral incision of the prostatic tissue. Other less invasive procedures performed in the hospital include prostatic stenting, laser-based resection, radio-frequency energy ablation, and the delivery of microwave energy. While some of these therapies may be performed under certain circumstances in a physician’s office, they are neither as comfortable for the patient nor as appropriate for the office setting as the TherMatrx microwave therapy for BPH symptoms.

Results of Operations

The following table compares net sales by product line and geography for the three and six month periods of fiscal 2004 and 2003:

	Three Months Ended		$ Increase	% Increase
(in thousands)	July 3, 2004	June 28, 2003	(Decrease)	(Decrease)
Sales
Product Line
Men’s health
Erectile restoration	$17,919	$17,966	($47)	-0.3%
Continence	12,266	10,471	1,795	17.1%
Prostate treatment	1,089	1,312	(223)	-17.0%

Total men’s health	31,274	29,749	1,525	5.1%
Women’s health	17,819	12,475	5,344	42.8%

Total	$49,093	$42,224	$6,869	16.3%

Geography
United States	$37,643	$33,919	$3,724	11.0%
Outside United States	11,450	8,305	3,145	37.9%

Total	$49,093	$42,224	$6,869	16.3%

Percent of total sales
Product Line
Men’s health
Erectile restoration	37%	42%
Continence	25%	25%
Prostate treatment	2%	3%

Total men’s health	64%	70%
Women’s health	36%	30%

Total	100%	100%

Geography
United States	77%	80%
Outside United States	23%	20%

Total	100%	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six Months Ended		$ Increase	% Increase
(in thousands)	July 3, 2004	June 28, 2003	(Decrease)	(Decrease)
Sales
Product Line
Men’s health
Erectile restoration	$35,384	$35,818	($434)	-1.2%
Continence	24,432	20,503	3,929	19.2%
Prostate treatment	2,255	2,511	(256)	-10.2%

Total men’s health	62,071	58,832	3,239	5.5%
Women’s health	34,335	22,739	11,596	51.0%

Total	$96,406	$81,571	$14,835	18.2%

Geography
United States	$74,241	$66,266	$7,975	12.0%
Outside United States	22,165	15,305	6,860	44.8%

Total	$96,406	$81,571	$14,835	18.2%

Percent of total sales
Product Line
Men’s health
Erectile restoration	37%	44%
Continence	25%	25%
Prostate treatment	2%	3%

Total men’s health	64%	72%
Women’s health	36%	28%

Total	100%	100%

Geography
United States	77%	81%
Outside United States	23%	19%

Total	100%	100%

Net Sales. Net sales increased by 16.3 percent in the second fiscal quarter of 2004 as compared to the same period in 2003. Net sales year to date through the second quarter of 2004 grew 18.2 percent as compared to the same period of 2003.

Sales in our second fiscal quarter grew broadly worldwide, contributing to our total net sales of $49.1 million. International sales, which this quarter represented over 23 percent of our net sales, grew 37.9 percent over last the second quarter of 2003 (27.6 percent before favorable currency effects). U.S. sales grew 11.0 percent from the year ago period. Growth in the U.S., excluding erectile restoration sales, was 21.5 percent. Further detail on the erectile restoration business and its growth follows.

Worldwide erectile restoration revenues decreased .3 percent and 1.2 percent during the three and six month periods of fiscal 2004, respectively. We believe that the overall erectile restoration market has been impacted by the trialing of new drug therapies which tends to delay implant decisions by our physician and patient customers. We also believe that our market share is stable and could improve in future quarters as a result of an important new product launch later this year. We have received clearance from the Food and Drug Administration for our new AMS 700 Tactile Pump™ product. Clinical trials of this new erectile restoration product, designed to improve patients’ ease of use in activating the pump, have generated early enthusiasm within the prosthetic urology community. We anticipate worldwide availability of the new pump in October 2004. Aided by the launch of this product, and a declining effect of new drug trialing, we anticipate our erectile restoration business will resume modest growth in the second half of 2004.

Our male urinary continence products increased 17.1 percent and 19.2 percent in the three and six month periods of fiscal 2004, respectively, in second quarter over the year ago period, primarily due to unit sales growth. Both the AMS Artificial Urinary Sphincter 800 and InVance sling were implanted in more patients in the second quarter than at any time in our history.

Prostate product sales declined by 17.0 percent and 10.2 percent in the three and six month periods of fiscal 2004, respectively, as we continue to reposition the UroLume® product toward obstructive urethral conditions such as urethral stricture. Our second half sales of prostate treatment products will include the sales of TherMatrx BPH products as of that company’s July 15th, 2004 acquisition date. TherMatrx sales (not included in our reported first half sales) were $9.7 million in the first half of 2004, a 45 percent increase over the first half of 2003.

Sales of women’s health products increased 42.8 percent and 51.0 percent in the three and six month periods of fiscal 2004, respectively. The market for female incontinence products continues to expand rapidly driven by the acceptance of minimally invasive therapies. The SPARC sling system continues to be our number one selling female incontinence product in the U.S., although we expect it will be surpassed by the end of the year with continued adoption of Monarc. Monarc sales grew significantly in our second quarter of 2004, its sixth quarter of availability in Europe and fourth quarter of use in the U.S. We are continuing Monarc training and proctoring for gynecologists and urologists worldwide. Our BioArc sling system continued to grow sequentially during the second quarter of 2004. BioArc is the only product available which offers physicians the choice of a biologic graft material attached to the self-fixating sling. We plan to further expand the BioArc series from the BioArc SP, (suprapubic surgical approach) to include also the BioArc TO (transobturator surgical approach). This expansion of the BioArc series is anticipated during our third fiscal quarter of 2004.

We expanded our female pelvic prolapse product portfolio during the second fiscal quarter with the FDA’s clearance of the Apogee™ and Perigee™. Although we have received regulatory clearance for these products, our physician training only began in early June 2004. We will continue to train physicians in the third quarter of 2004 for purposes of post-market studies which we believe will support wider product availability in 2005.

Sales growth in the three and six month periods of fiscal 2004 were driven primarily by unit volume growth of new products and, to a lesser degree, by pricing increases and the positive impact of foreign exchange rates.

Changes in currency exchange rates, primarily the Euro, increased sales for the three and six month periods of fiscal 2004 by $.9 million and $2.2 million, respectively. If these currency exchange rates in fiscal 2004 had been the same as fiscal 2003, total sales during the three month period of fiscal 2004 would have been $48.2 million, an increase of $6.0 million, or 14.3 percent, and total sales during the six month period of fiscal 2004 would have been $94.2 million, an increase of $12.7 million, or 15.5 percent.

The following table compares revenue, expense, and other income accounts for the three and six month periods of fiscal 2004 and 2003:

	Three Months Ended		$ Increase	% Increase
(in thousands)	July 3, 2004	June 28, 2003	(Decrease)	(Decrease)
Net sales	$49,093	$42,224	$6,869	16.3%
Cost of sales	9,047	7,381	1,666	22.6%

Gross profit	40,046	34,843	5,203	14.9%
Operating expenses
Marketing and selling	17,250	16,984	266	1.6%
Research and development	3,577	3,483	94	2.7%
General and administrative	5,210	3,845	1,365	35.5%
Amortization of intangibles	1,058	1,039	19	1.8%

Total operating expenses	27,095	25,351	1,744	6.9%

Operating income	12,951	9,492	3,459	36.4%
Royalty income	430	687	(257)	-37.4%
Interest income	172	112	60	53.6%
Interest expense	(248)	(698)	450	64.5%
Other income (expense)	(31)	286	(317)	-110.8%

Income before income taxes	13,274	9,879	3,395	34.4%
Provision for income taxes	4,845	3,542	1,303	36.8%

Net income	$8,429	$6,337	$2,092	33.0%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six Months Ended		$ Increase	% Increase
(in thousands)	July 3, 2004	June 28, 2003	(Decrease)	(Decrease)
Net sales	$96,406	$81,571	$14,835	18.2%
Cost of sales	17,977	14,324	3,653	25.5%

Gross profit	78,429	67,247	11,182	16.6%
Operating expenses
Marketing and selling	33,743	31,781	1,962	6.2%
Research and development	7,161	7,274	(113)	-1.6%
General and administrative	10,086	7,915	2,171	27.4%
Amortization of intangibles	2,119	2,104	15	0.7%

Total operating expenses	53,109	49,074	4,035	8.2%

Operating income	25,320	18,173	7,147	39.3%
Royalty income	921	1,464	(543)	-37.1%
Interest income	310	242	68	28.1%
Interest expense	(449)	(1,424)	975	68.5%
Other income (expense)	(187)	321	(508)	-158.3%

Income before income taxes	25,915	18,776	7,139	38.0%
Provision for income taxes	9,459	6,985	2,474	35.4%

Net income	$16,456	$11,791	$4,665	39.6%

	Percent of Sales		Percent of Sales
	For the Three Months Ended		For the Six Months Ended
(in thousands)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	18.4%	17.5%	18.6%	17.6%

Gross profit	81.6%	82.5%	81.4%	82.4%
Operating expenses
Marketing and selling	35.1%	40.2%	35.0%	39.0%
Research and development	7.3%	8.2%	7.4%	8.9%
General and administrative	10.6%	9.1%	10.5%	9.7%
Amortization of intangibles	2.2%	2.5%	2.2%	2.6%

Total operating expenses	55.2%	60.0%	55.1%	60.2%

Operating income	26.4%	22.5%	26.3%	22.2%
Royalty income	0.9%	1.6%	1.0%	1.8%
Interest income	0.4%	0.3%	0.3%	0.3%
Interest expense	-0.5%	-1.7%	-0.5%	-1.7%
Other income (expense)	-0.1%	0.7%	-0.2%	0.4%

Income before income taxes	27.1%	23.4%	26.9%	23.0%
Provision for income taxes	9.9%	8.4%	9.8%	8.6%

Net income	17.2%	15.0%	17.1%	14.4%

Cost of sales. Cost of sales as a percentage of sales increased by .9 percentage point and 1.0 percentage point during the three and six month periods of fiscal 2004, respectively. Over half of this increase was due to a greater portion of our revenues consisting of sales of women’s health products and sales in international markets, both of which carry a lower margin than our consolidated average. Inventory reserves for lesser-used product sizes were also increased during the first and second quarters of fiscal 2004 as we prepare to phase out older products in favor of anticipated new product releases later in the year. These unfavorable increases were partially offset by the favorable foreign exchange impact on our gross profit. Future cost of goods sold will continue to depend on product phase-ins, production levels and product mix.

Marketing and selling. Marketing and selling expense increased in the three and six month periods of fiscal 2004 due to greater sales volume, but declined by 5.1.and 4.0 percentage points relative to sales, respectively. This decline as a percent of sales resulted from our ability to leverage the investment made during 2003 in our marketing and training programs for women’s health products. Accordingly, our objective remains to increase sales and marketing expenses in absolute dollars, but to decrease as a percentage of sales.

Research and development. Research and development expense was 7.3 percent and 7.4 percent of sales during the three and six month periods of fiscal 2004, respectively. We expect total spending in research and development over the longer term, to be in the range of 8 to 10 percent of sales.

General and administrative. General and administrative expenses during the three and six month periods of fiscal 2004 increased 35.5 percent and 27.4 percent, respectively, and increased as a percentage of net sales over fiscal 2003. Over half of the increase in the three and six month periods of fiscal 2004 was attributable to external Sarbanes-Oxley Act related spending, combined with legal costs related to intellectual property matters and bad debt expense.

Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. We expect amortization of intangibles to remain at approximately $1.1 million per quarter for the remainder of 2004, excluding additional amortization that may arise from our acquisition of TherMatrx in July 2004.

Royalty income. Our royalty income is primarily from the license of our stent-delivery technology for medical use outside of urology. This exclusive worldwide license was entered into during 1998, with expiration immediately following the term of the various licensed patents. We receive a royalty equal to 2.625 percent of net sales of licensed products on a quarterly basis. We do not directly influence sales of the products on which this royalty is based and cannot give any assurance as to future income levels.

Interest income. Interest income increased during the three and six month periods of fiscal 2004, due to higher levels of investments resulting from greater cash generated from operations in fiscal 2004 than in fiscal 2003.

Interest expense. Interest expense declined during the three and six month periods of fiscal 2004, due to the expiration of our interest rate swap agreement as well as a decline in our long term debt balance. We hedged a portion of our original $65.0 million variable rate term note, as required by our senior credit facility, by entering into an interest rate swap agreement in which we agreed to exchange, at specified intervals, the calculated difference between the fixed interest rate of the swap and the variable interest rate on a portion of our debt. This interest rate swap agreement expired June 30, 2003. We did not renew the swap agreement and do not expect swap-related expenses going forward. On July 8, 2004, we repaid the entire outstanding balance of $12.9 million under our senior credit facility and terminated the credit facility. Accordingly, we expect our interest expense to decrease in future periods.

Other income. Other income and expense primarily represents gains and losses as a result of remeasuring foreign short-term denominated inter-company receivables, mainly the euro, to current rates. The three and six month periods of fiscal 2004 reflect losses due to the weakening of the euro by 1.2 percent and 2.2 percent, respectively, to the U.S. dollar from the beginning of the period, while the three and six month periods of fiscal 2003 reflect gains due to the strengthening of the euro by 6.8 percent and 10.2 percent, respectively, to the U.S. dollar from the beginning of the period.

Income taxes. Our effective tax rate for the three and six month periods of fiscal 2004 was 36.5 percent. We believe our utilization of research and development tax credits and the extraterritorial income exclusion will result in an effective tax rate of 36.5 percent for the remainder of fiscal 2004.

The effective tax rate for the three and six month periods of fiscal 2003 was 35.9 percent and 37.2 percent respectively. During the third quarter of fiscal 2003, the Company applied for and began to recognize the tax benefits related to research and development tax credits and extraterritorial income exclusions.

Liquidity and Capital Resources

Cash and cash equivalents were $65.9 million as of July 3, 2004, compared to $59.0 million as of January 3, 2004. This increase is due primarily to the continued strong growth in revenues and net income, and other factors described below.

Cash flows from operating activities. Net cash from operations was $18.7 million for the six month period of fiscal 2004, driven by net income of $16.5 million and increased for certain non-cash expenses including depreciation and amortization of $5.6 million. Working capital impacts included an increase in accounts receivable of $3.7 million resulting primarily from higher revenues by our foreign subsidiaries, and a decrease of $1.9 million in accounts payable and accrued expenses. Net cash from operations was $11.7 million for the six month period of fiscal 2003, resulting from net income of $11.8 million, depreciation and amortization of $5.0 million, offset by other changes in assets and liabilities.

Cash flows from investing activities. Cash used in investing activities was $12.8 million and $44.7 million for the six month periods of fiscal 2004 and 2003, respectively. During the six month periods of fiscal of 2004 and 2003, we purchased equipment totaling $1.4 million and $1.6 million, respectively. We expect capital expenditures to be in the range of $5.0 to $7.0 million for the full year of fiscal 2004. During the six month period of fiscal 2004, we purchased investments of $11.3 million. During the first fiscal quarter of 2003, we had a cash outlay of $43.1 million related to the acquisition of CryoGen Inc.

Cash flows from financing activities. Cash flows generated from financing activities was $1.1 million during the six month period of fiscal 2004, compared to $2.1 million used during the six month period of 2003. Cash received under our stock option and employee stock purchase plans was $4.6 million and $1.3 million during the six month periods of fiscal 2004 and 2003, respectively. Payments made under our senior credit facility were $3.5 million and $3.3 million during the six month periods of fiscal 2004 and 2003, respectively.

On July 8, 2004, we repaid the entire outstanding balance of $12.9 million under our senior credit facility and terminated the credit facility. The original maturity of the term notes required quarterly principal payments through September 2005. We were in compliance with all required financial covenants both during the six month periods covered, as well as through the date the debt was repaid in full.

During the six month period of fiscal 2004, we received $4.6 million from the exercises of options under our 2000 Equity Incentive Plan and for issuing common stock under our Employee Stock Purchase Plan.

Cash Commitments. Pursuant to our acquisition of CryoGen, Inc. on January 2, 2003, we have agreed to pay CryoGen’s former shareholders an earnout payment contingent upon sales of CryoGen products. The earnout payment will be equal to three times our net sales of CryoGen products during four consecutive quarters, less our $40.0 million initial acquisition payment. The earnout period expires December 31, 2005. If our net CryoGen product sales do not exceed $13.3 million during any consecutive four-quarter period prior to December 31, 2005, no earnout payment will be required. The maximum amount of the earnout payment is $110.0 million. This transaction is more fully described in our Form 8-K filed with the SEC on January 6, 2003. We do not currently anticipate an earnout payment to the former CryoGen shareholders.

On July 15, 2004, we completed the acquisition of TherMatrx. As a result of the merger, holders of shares of TherMatrx stock which were outstanding as of the merger were initially paid cash proceeds, after all adjustments made at closing, in the amount of $40.5 million. We used cash on hand to make the initial payment of $40.5 million. In addition to the initial closing payment, we will make contingent payments based on the net product revenues attributable to sales of the TherMatrx Dose Optimized Thermotherapy product. These payments will equal four times such sales over a period of six consecutive fiscal quarters (which began on July 5, 2004, and will end on December 31, 2005), minus $40.0 million. Sales of the TherMatrx Dose Optimized Thermotherapy were $5.0 million in TherMatrx’s second quarter of 2004. Accordingly, if product sales remained flat during the contingent payment period, the total amount of the contingent payments would be $80.0 million. The maximum amount of the purchase price is $250.0 million or $210.0 million of contingent payments.

We believe that funds generated from operations, together with our balances in cash and cash equivalents, as well as short term investments and our plans to add a new credit facility will be sufficient to finance current operations, planned capital expenditures, and our commitment to TherMatrx shareholders.

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

Acquisition Integration

We have acquired businesses in the past, and we may acquire other businesses in the future. Failure to successfully retain critical employees of an acquired company, gain FDA approval for the products of an acquired company, or establish and maintain appropriate communications, performance expectations, regulatory compliance procedures, accounting controls, and reporting procedures could have a material adverse affect on our business. Our CryoGen acquisition has now been fully integrated into our business as we obtained FDA approval for manufacturing and product service on March 31, 2004. We are currently integrating TherMatrx, which we acquired in July 2004.

International Sales

During the three and six month periods of fiscal 2004, approximately 23 percent of our sales were to customers outside the United States. Some of these sales were to governmental entities and other organizations with extended payment terms. A number of factors, including political or economic instability in the countries where we do business, could affect payment terms and our ability to collect foreign receivables. We have little influence over these factors and changes could have a materially adverse impact on our business. In addition, foreign sales are influenced by fluctuations in currency exchange rates, mainly in the Euro. In recent periods, our sales have been positively impacted by increases in the value of the Euro relative to the U.S. Dollar. Decreases in the value of the Euro relative to the U.S. dollar would negatively impact our sales.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We do not believe that our interest rate risk is material given the low volatility of interest rates in recent years and the low level and relatively short-term nature of our outstanding debt and our short term investments. On July 8, 2004, we repaid the entire outstanding balance of $12.9 million under our senior credit facility and terminated the credit facility.

Currency

Our operations outside of the United States are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions and short-term inter-company receivables from foreign subsidiaries are included in other income (expense).

During the three and six month periods of fiscal 2004, revenues from sales to customers outside the United States were 23.2 percent and 23.0 percent of total consolidated revenues, respectively, and international accounts receivable, inventory, cash, and accounts payable were 36.3 percent, 5.8 percent, 9.9 percent, and 22.2 percent of total consolidated accounts for each of these items as of July 3, 2004. The reported results of our foreign operations will be influenced during their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar in fiscal 2004 levels relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $0.6 million and $1.2 million during the three and six month periods of fiscal 2004, respectively.

At July 3, 2004, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $19.4 million, and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $.07 million. Actual amounts may differ.

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

PART II. OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	Our annual meeting of stockholders was held on May 6, 2004.

b)	Albert Jay Graf was re-elected as director of the company. Douglas W. Kohrs, Richard B. Emmitt, Christopher H. Porter, Thomas E. Timbie, and Elizabeth H. Weatherman, continued their terms as directors after the meeting. David W. Stassen resigned from the Board of Directors, effective at the meeting, and did not stand for re-election. Accordingly, the seat on the Board of Directors previously held by Mr. Stassen remained vacant following the meeting.

c)	At the annual meeting, our stockholders were presented with and asked to vote upon two proposals: (1) to elect one director to serve for three-year term, or until his successor is elected and duly qualified; (2) to transact other business if properly brought before the Annual Meeting or any adjournment thereof. The name of the nominee for director and voting results are:

	Votes		Broker
Name	For	Withheld	Non-Votes
Albert Jay Graft	28,005,859	1,065,517	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Item No.	Item	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

b)	Reports on Form 8-K

On April 29, 2004, we filed a Current Report on Form 8-K furnishing our press release dated April 29, 2004, announcing results of operations for the quarter ended April 3, 2004.

On June 16, 2004 we filed a Current Report on Form 8-K reporting that we entered into an agreement and plan of merger to acquire TherMatrx, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC

August 12, 2004	By	/s/ Douglas W. Kohrs

Date		Douglas W. Kohrs
Chairman and Chief Executive Officer

August 12, 2004	By	/s/ Carmen L. Diersen

Date		Carmen L. Diersen
Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting
Officer)

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JULY 3, 2004

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