Form 10-Q
period 2004-10-02
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2004-11-12
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    October 2, 2004

or

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

☒     Yes     ☐No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒     Yes     ☐No

     As of November 5, 2004, there were 33,713,047 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	October 2, 2004	January 3, 2004
Assets
Current assets
Cash and cash equivalents	$23,771	$58,953
Short term investments	12,634	—
Accounts receivable, net	40,340	33,507
Inventories, net	21,113	18,402
Deferred income taxes	5,815	5,637
Other current assets	4,988	2,896

Total current assets	108,661	119,395
Property, plant and equipment, net	22,124	25,489
Goodwill, net	98,931	98,989
Intangibles, net	46,653	17,466
Deferred income taxes	3,294	12,991
Investment in technology and other assets	5,085	4,997

Total assets	$284,748	$279,327

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,264	$4,621
Accrued compensation expenses	13,460	9,886
Accrued warranty expense	1,429	1,338
Income taxes payable	—	1,667
Other accrued expenses	7,427	5,105
Contingent liability on acquisition	21,421	—
Current portion of notes payable	—	7,159

Total current liabilities	48,001	29,776
Long-term notes payable	—	9,205
Stockholders’ equity
Common stock, par value $.01 per share; authorized 95,000,000 shares; issued and outstanding:
33,694,967 shares at October 2, 2004 and 33,135,354 shares at January 3, 2004	337	331
Additional paid-in capital	209,168	202,341
Deferred compensation	—	(24)
Accumulated other comprehensive income	756	1,367
Retained earnings	26,486	36,331

Total stockholders’ equity	236,747	240,346

Total liabilities and stockholders’ equity	$284,748	$279,327

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales	$52,326	$39,559	$148,732	$121,130
Cost of sales	9,508	7,110	27,485	21,434

Gross profit	42,818	32,449	121,247	99,696
Operating expenses
Marketing and selling	18,349	15,245	52,092	47,026
Research and development	4,305	3,739	11,466	11,013
In-process research and development	35,000	—	35,000	—
General and administrative	5,120	4,110	15,206	12,025
Amortization of intangibles	1,850	1,150	3,969	3,254

Total operating expenses	64,624	24,244	117,733	73,318
Operating (loss) income	(21,806)	8,205	3,514	26,378
Other income (expense)
Royalty income	627	711	1,548	2,175
Interest income	231	107	541	349
Interest expense	(357)	(235)	(806)	(1,659)
Other income (expense)	3	113	(184)	434

Total other income (expense)	504	696	1,099	1,299
(Loss) income before income taxes	(21,302)	8,901	4,613	27,677
Provision for income taxes	5,000	1,961	14,459	8,946

Net (loss) income	$(26,302)	$6,940	$(9,846)	$18,731

Net (loss) income per share
Basic	$(0.78)	$0.21	$(0.29)	$0.57
Diluted	$(0.78)	$0.20	$(0.29)	$0.55
Weighted average common shares used in calculation
Basic	33,669	32,974	33,429	32,773
Diluted	33,669	34,455	33,429	34,193

The accompanying notes are an intergral part of the consolidated financal statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Cash Flow
(In thousands)

	Nine Months Ended
	October 2, 2004	September 27, 2003
Cash flows from operating activities
Net (loss) income	($9,846)	$18,731
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,338	4,447
Loss on asset disposals	16	—
Amortization of intangibles	3,969	3,254
Amortization of deferred financing costs	450	203
Non-cash in-process research and development charge	35,000	—
Non-cash deferred compensation	53	129
Income tax benefit related to stock option plans	1,477	1,227
Change in net deferred taxes	2,496	822
Changes in operating assets and liabilities
Accounts receivable	(1,076)	(1,234)
Inventories	(50)	(3,701)
Accounts payable and accrued expenses	(4,172)	(423)
Other assets	(257)	(1,065)

Net cash provided by operating activities	33,398	22,390

Cash flows from investing activities
Purchase of property, plant and equipment	(1,804)	(3,202)
Purchase of investments	(12,634)	—
Purchase of license agreement	(2,500)	—
Purchase of business, net of cash acquired	(40,075)	(43,152)

Net cash used in investing activities	(57,013)	(46,354)
Cash flows from financing activities
Issuance of common stock	5,326	2,064
Payments on long-term debt	(16,364)	(4,956)

Net cash used in financing activities	(11,038)	(2,892)
Effect of exchange rates on cash	(529)	1,376

Net decrease in cash and cash equivalents	(35,182)	(25,480)
Cash and cash equivalents at beginning of period	58,953	79,429

Cash and cash equivalents at end of period	$23,771	$53,949

Supplemental disclosure
Cash paid for interest	$314	$1,474
Cash paid for taxes	$13,111	$6,955

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The consolidated financial statements included in this Form 10-Q have been prepared by American Medical Systems Holdings, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in its Annual Report on Form 10-K for fiscal 2003. All amounts presented in tables are in thousands, except per share data.

These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.

The Company has a 52 or 53 week fiscal year ended on the Saturday nearest December 31. Accordingly, the third fiscal quarters of 2004 and 2003 ended on October 2, 2004 and September 27, 2003, respectively. The third fiscal quarter and the first three quarters of the fiscal year are identified respectively herein as our three and nine month periods of fiscal 2004 and 2003.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net income (loss), as reported	($26,302)	$6,940	($9,846)	$18,731
Stock-based employee compensation expense included in reported income, net of tax	—	(4)	15	68
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(1,338)	(1,279)	(3,513)	(3,359)

Pro forma net income (loss)	($27,640)	$5,657	($13,344)	$15,440

Net income (loss) per share
As reported
Basic	($0.78)	$0.21	($0.29)	$0.57
Diluted	($0.78)	$0.20	($0.29)	$0.55
Pro forma
Basic	($0.82)	$0.17	($0.40)	$0.47
Diluted	($0.82)	$0.16	($0.40)	$0.45

During the third fiscal quarter of 2004, stock options were exercised to acquire 47,207 shares and 10,155 shares were purchased under the employee stock purchase plan. During the first nine months of fiscal 2004, stock options were exercised to acquire 526,098 shares and 33,515 shares were purchased under the employee stock purchase plan.

3. Earnings per Share

The following table presents information necessary to calculate basic and diluted net income per common share and common share equivalents for the three and nine month periods of fiscal 2004 and 2003.

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net income (loss)	($26,302)	$6,940	($9,846)	$18,731
Weighted-average shares outstanding for basic net income per share	33,669	32,974	33,429	32,773
Dilutive effect of stock options	—	1,481	—	1,420

Adjusted weighted-average shares outstanding and assumed conversions for diluted net income per share	33,669	34,455	33,429	34,193

Net income (loss) per share
Basic	($0.78)	$0.21	($0.29)	$0.57
Diluted	($0.78)	$0.20	($0.29)	$0.55

During the third quarter and for the nine months ended October 2, 2004, there were 1,615,907 and 1,659,608 shares respectively of outstanding stock options excluded from the diluted earnings per share computation because the impact would have been anti-dilutive.

4. Inventories

Inventories consist of the following:

(in thousands)	October 2, 2004	January 3, 2004
Raw materials	$4,760	$5,001
Work in process	2,917	2,817
Finished goods	13,436	10,584

Net inventories	$21,113	$18,402

5. Warranties

Many of the Company’s products are sold with warranty coverage for periods ranging from one year up to the patient’s lifetime. The warranty accrual is the Company’s estimate of the expected future cost of honoring warranty obligations. Factors influencing this estimate include historical claim rates, surgical infection rates, changes in product design or performance, the frequency of product use by the patients, the patients’ performance expectations, and changes in the terms of our policies. Changes in the warranty accrual during the nine month periods of fiscal 2004 and 2003 were as follows:

	Nine months ended
(in thousands)	October 2, 2004	September 27, 2003
Balance, beginning of period	$1,338	$4,639
Provisions for warranty	322	157
Claims paid	(231)	(228)

Balance, end of period	$1,429	$4,568

6. Acquisition

On July 15, 2004, the Company completed the acquisition of TherMatrx, Inc. As a result of the merger, the shareholders of TherMatrx were initially paid cash consideration of $40.5 million. The Company deposited $4.0 million of this initial consideration in escrow to be held for six months after closing of the merger to cover certain contingencies, and the balance was distributed to holders of TherMatrx stock. The Company used cash on hand to make the initial payment of $40.5 million.

In addition to the initial closing payment, the Company will make contingent payments based on the net product revenues attributable to sales of the TherMatrx Dose Optimized Thermotherapy (DOT) product. These contingent payments will equal four times the aggregate sales of DOT products over a period of six consecutive Company fiscal quarters (which began on July 5, 2004 and will end on December 31, 2005) minus $40.0 million. The contractual range of contingent payments is from zero to $209.5 million which would result in a total purchase price of $40.5 million up to a maximum of $250.0 million (including the initial payment). These contingent payments will be accounted for as goodwill.

The primary purpose of the TherMatrx acquisition was to gain access to their product for the treatment of benign prostatic hyperplasia (BPH). The Company believes that its current relationship with urologists will allow it to extend the benefits of the TherMatrx product and technology to men suffering from BPH more efficiently and effectively than TherMatrx could alone. The Company also believes that by broadening its prostate treatment product line, it could offer more value to its physician-customers. The primary advantage of the TherMatrx treatment over other BPH treatments is the comfort level for the patient and its appropriateness for the office setting.

The Company has allocated the initial purchase price as follows:

(in thousands)	Amount
Developed technology, customer relationships and other intangible assets	$31,000
In-process research and development	35,000
Tangible assets acquired, net of liabilities assumed	4,834
Deferred tax liability on assets acquired	(7,242)
Contingent liability on acquisition	(21,421)

Initial purchase price	$42,171

Cash consideration to TherMatrx shareholders	$40,501
Acquisition costs	1,670

Initial purchase price	$42,171
Less cash acquired	(2,096)

Purchase of business, net of cash acquired	$40,075

The determination of the portion of the purchase price allocated to developed technology, customer relationships and other intangible assets and in-process research and development was based on an independent valuation study to determine the respective fair values. The developed technology, customer relationships and other intangible assets are being amortized over their estimated useful lives of 10 years, with this expense reflected as part of the amortization of intangibles line on the Consolidated Statement of Operations. In accordance with purchase accounting rules, the acquired in-process research and development of $35.0 million was expensed in the current period with no related income tax benefit and is included separately in the Consolidated Statement of Operations. Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of acquisition based on management’s assessment. The contingent liability on acquisition is the measurement of net assets acquired in excess of the initial purchase price and represents contingent purchase price consideration. This purchase price allocation is subject to final adjustments relating to certain valuation matters.

The consolidated financial statements of the Company for the three and nine months ended October 2, 2004 include the financial results of TherMatrx beginning July 15, 2004. The following table contains pro forma results assuming the acquisition was made at the beginning of 2003:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Revenue	$52,864	$42,663	$158,976	$130,878
Net income (loss)	$(34,956)	$7,447	$(16,971)	$18,300
Earnings (loss) per share
Basic	$(1.04)	$0.23	$(0.51)	$0.56
Diluted	$(1.04)	$0.22	$(0.51)	$0.54

In addition to the one-time charge for in-process research and development of $35.0 million which impacted the three and nine month periods ended October 2, 2004, the above pro forma results for the nine month period reflect $8.8 million in other acquisition related expenses recorded by TherMatrx, Inc. prior to the effective date of the transaction.

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

7. Patent Cross-License Agreement

On September 13, 2004, the Company entered into a settlement agreement with Mentor Corporation under which both parties agreed to dismiss the intellectual property lawsuits involving the two companies. The Company also signed a non-exclusive cross-license agreement covering patents related to the field of female pelvic health. Under the cross-license agreement, the Company made a one-time payment in the third quarter of 2004 to Mentor in the amount of $2.5 million for access to U.S. Patent No. 6,638,211 (a method patent owned by Mentor covering the transobturator surgical approach) and derivatives thereof. The Company will amortize this payment over the relevant sales and does not expect this payment to materially impact its future financial results.

8. Comprehensive Income

Comprehensive income for the Company is net income adjusted for changes in the value of derivative financial instruments designated as hedges, unrealized gains and losses on available-for-sale securities, and foreign currency translation.

Comprehensive income for the three and nine month periods in fiscal 2004 and 2003 was:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net income (loss)	$(26,302)	$6,940	$(9,846)	$18,731
Net loss on hedges, net of taxes	—	—	—	(5)
Amounts reclassified to interest expense during the period from derivative and hedging activities, net of taxes	—	—	—	464
Translation gain (loss), net of taxes	172	689	(611)	1,761

Comprehensive income	$(26,130)	$7,629	$(10,457)	$20,951

9. Industry Segment Information and Foreign Operations

Since its inception, the Company has operated in the single industry segment of developing, manufacturing, and marketing medical devices.

The Company distributes its products through its direct sales force and independent sales representatives in the United States, Canada, Australia, and most of Western Europe. Additionally, the Company distributes its products through foreign independent distributors, primarily in Europe (excluding Western Europe), Asia, and South America, who then sell the products to medical institutions. No customer or distributor accounted for five percent or more of the Company’s net sales during 2004 or 2003. Foreign subsidiary sales are predominantly to customers in Western Europe, Australia, and Canada. Substantially all of the Company’s foreign subsidiary assets are located in Western Europe, Australia, and Canada.

The following table presents net sales and long-lived assets by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
United States
Net sales	$43,271	$33,023	$117,512	$99,289
Long-lived assets	$160,390	$140,860	$160,390	$140,860
Outside United States
Net sales	$9,055	$6,536	$31,220	$21,841
Long-lived assets	$12,403	$12,078	$12,403	$12,078

10. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine month period ended October 2, 2004 are as follows:

Goodwill balance at January 3, 2004	$98,989
Adjustment for CryoGen severance	(58)

Balance at October 2, 2004	$98,931

It is the Company’s practice to assess goodwill impairment under the annual requirement of SFAS 142 or when impairment indicators arise.

The following table presents the Company’s intangible assets and accumulated amortization as of October 2, 2004 and January 3, 2004:

	October 2, 2004			January 3, 2004
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	value	amount	amortization	value
Amortized
Patents	$10,141	$(6,309)	$3,832	$10,144	$(5,459)	$4,685
Licenses	5,291	(1,345)	3,946	2,790	(1,048)	1,742
Deferred financing	1,611	(1,611)	—	1,611	(1,161)	450
Developed technology	48,853	(11,749)	37,104	17,853	(9,035)	8,818
Non-compete agreements	1,111	(1,111)	—	1,111	(1,111)	—

Total amortized intangible assets	67,007	(22,125)	44,882	33,509	(17,814)	15,695
Unamortized
Trademarks	2,233	(462)	1,771	2,233	(462)	1,771

Total intangible assets	$69,240	$(22,587)	$46,653	$35,742	$(18,276)	$17,466

	Three months ended		Nine months ended
(in thousands)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Amortization expense	$1,850	$1,150	$3,969	$3,254

Estimated amortization expense for existing intangibles for the years 2004 through 2008 is $5.8 million, $6.1 million, $5.8 million, $4.9 million and $5.0 million, respectively.

11. Long Term Debt

On July 8, 2004, the Company repaid the entire outstanding balance of $12.9 million under its senior credit facility and terminated the credit facility. The original maturity of the term notes required quarterly principal payments through September 2005. The Company plans to begin negotiations to establish a credit facility during the fourth quarter of 2004.

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

Our product offering includes a full line of erectile restoration products including both inflatable and non-inflatable prostheses to replace non-functioning penile erectile tissue. For male urinary control we sell our AMS 800 Artificial Urinary Sphincter™ and the InVance™ sling system. For urethral stricture and benign prostatic hyperplasia (BPH) symptoms we sell urethral stents and surgical resection loops. The ProstaJect ® chemical prostate ablation system is currently available outside of the U.S. and is expected to be in a Phase III clinical trial in the U.S. in the near future. Our women’s health products include several products for stress urinary incontinence (InFast™, SPARC™, Monarc™ and BioArc™ SP and BioArc™ TO). Through the acquisition of CryoGen, Inc. in January 2003, we added the Her Option® therapy to our women’s health portfolio for excessive menstrual bleeding.

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

In the three month period of 2004, we recorded a non-recurring charge of $35.0 million for in-process research and development expenses with no associated income tax benefit, related to the acquisition of TherMatrx, Inc. in accordance with the rules of purchase accounting. In our October 28, 2004 press release announcing our financial results for the three and nine month periods of 2004, we incorrectly reported an income tax benefit in our statement of operations of $12.8 million related to the reversal of a deferred tax liability that was established in purchase accounting for the book—to-tax basis difference on the $35.0 million charge. We have since confirmed that no deferred income tax liabilities are to be provided on differences in initial bases for income tax and financial reporting purposes, related to in-process research and development acquired and subsequently written off in a purchase business combination. Accordingly, our statement of operations in this Form 10-Q appropriately excludes any income tax benefit related to this in-process research and development charge.

This $12.8 million increase in income tax expense had the effect of changing net income <loss> for the three and nine month periods of 2004 from <$13.5 million> (or <$.040 per share>) and $2.9 million (or $0.09 per share) respectively as reported in the October 28, 2004 press release, to a net <loss> of <$26.3 million> (or <$0.78 per share>) and <$9.8 million> (or <$0.29 per share>) respectively in this Form 10-Q. This correction also reduced retained earnings by $12.8 million, increased the contingent liability on acquisition by $13.3 million, and increased deferred tax assets by $0.5 million in this Form 10-Q compared to the amounts previously reported in the press release.

During the third quarter of 2003 we recognized a non-recurring tax benefit of $1.1 million resulting from the implementation of research and development tax credits and extraterritorial income exclusions.

Results of Operations

The following table compares net sales by product line and geography for the three and nine month periods of fiscal 2004 and 2003:

	Three Months Ended		$ Increase	% Increase	Nine Months Ended		$ Increase	% Increase
(in thousands)	October 2, 2004	September 27, 2003	(Decrease)	(Decrease)	October 2, 2004	September 27, 2003	(Decrease)	(Decrease)
Sales
Product Line
Men’s health
Erectile restoration	$18,620	$17,058	$1,562	9.2%	$54,004	$52,876	$1,128	2.1%
Continence	11,143	8,561	2,582	30.2%	35,575	29,064	6,511	22.4%
Prostate treatment	5,514	1,188	4,326	364.1%	7,769	3,699	4,070	110.0%

Total men’s health	35,277	26,807	8,470	31.6%	97,348	85,639	11,709	13.7%
Women’s health	17,049	12,752	4,297	33.7%	51,384	35,491	15,893	44.8%

Total	$52,326	$39,559	$12,767	32.3%	$148,732	$121,130	$27,602	22.8%

Geography
United States	$43,271	$33,023	$10,248	31.0%	$117,512	$99,289	$18,223	18.4%
Outside United States	9,055	6,536	2,519	38.5%	31,220	21,841	9,379	42.9%

Total	$52,326	$39,559	$12,767	32.3%	$148,732	$121,130	$27,602	22.8%

Percent of total sales
Product Line
Men’s health
Erectile restoration	36%	43%			36%	44%
Continence	21%	22%			24%	24%
Prostate treatment	11%	3%			5%	3%

Total men’s health	67%	68%			65%	71%
Women’s health	33%	32%			35%	29%

Total	100%	100%			100%	100%

Geography
United States	83%	83%			79%	82%
Outside United States	17%	17%			21%	18%

Total	100%	100%			100%	100%

Net Sales. Sales in the three month period of 2004 grew broadly worldwide, contributing to our total net sales of $52.3 million. Net sales increased by 32.3 percent in the three month period of 2004 as compared to the same period in 2003. Net sales for the nine month period of 2004 grew 22.8 percent as compared to the same period of 2003. Sales growth in the three and nine month periods of fiscal 2004 were driven primarily by unit volume growth of new products and, to a lesser degree, by pricing increases and the positive impact of foreign currency exchange rates (1 percentage point and 2 percentage points for the three and nine month periods respectively). Sales for the three and nine month periods of 2004 included $4.6 million of our TherMatrx BPH product which we acquired on July 15, 2004.

International sales, which this quarter represented 17.0 percent of our net sales in the three month period of 2004, grew 38.5 percent over the same period in 2003 (including 8.1 percent growth due to favorable currency effects). U.S. sales grew 31.0 percent from the year ago period. Growth in the U.S., excluding erectile restoration sales, was 48.8 percent.

Worldwide erectile restoration revenues resumed growth in the three month period of 2004, increasing 9.2 percent over the same period last year. This growth rate was in the single digits both domestically and internationally. The U.S. growth was primarily driven by the increased volume and price on the strength of the new AMS 700 Tactile Pump™ product. We received clearance for this product from the Food and Drug Administration in our second fiscal quarter of 2004, and began selling this product in the U.S. on a limited basis during our third fiscal quarter. Erectile restoration revenues increased 2.1 percent during the nine month period of fiscal 2004 over the comparable period last year.

Sales of our male urinary continence products increased 30.2 percent and 22.4 percent in the three and nine month periods of fiscal 2004 over the year ago periods, primarily due to unit sales growth in both the AMS 800 Artificial Urinary Sphincter and the InVance sling.

Prostate treatment product sales increased $4.3 million and $4.1 million in the three and nine month periods of fiscal 2004, respectively, driven by sales of our TherMatrx product, acquired in July 2004. Sales of our other prostate products declined 22.7 percent and 14.2 percent in the three and nine month periods of fiscal 2004 as we continue to reposition the UroLume® product toward obstructive urethral conditions such as urethral stricture.

Sales of women’s health products increased 33.7 percent and 44.8 percent in the three and nine month periods of fiscal 2004, respectively. The market for female incontinence products continues to expand rapidly driven by the acceptance of minimally invasive therapies. Monarc is now our number one selling product for the treatment of female incontinence. Sales of this product grew significantly in our third fiscal quarter of 2004, its seventh quarter of availability in Europe and fifth full quarter of use in the U.S. We are continuing Monarc training and proctoring for gynecologists and urologists worldwide. Our BioArc sling system continued to grow sequentially during the third fiscal quarter of 2004. BioArc is the only product available which offers physicians the choice of a biologic graft material attached to the self-fixating sling. In the third fiscal quarter of 2004, we further expanded the BioArc series from the BioArc SP (suprapubic surgical approach) to include the BioArc TO (transobturator surgical approach).

We expanded our female pelvic prolapse product portfolio during the second fiscal quarter of 2004 with the FDA’s clearance of the Apogee™ and Perigee™. Although we have received regulatory clearance for these products, our physician training began in June 2004 and continued into the third quarter of 2004. We will continue to train physicians in the fourth quarter of 2004 for purposes of conducting post-market studies which we believe will support wider product availability in 2005.

Sales of our Her Option® product remain at a modest level as reimbursement rates for that product’s use in the physician’s office remains pending. We do anticipate having a reimbursement level established for this product beginning in January 2005.

The following table compares revenue, expense, and other income accounts for the three and nine month periods of fiscal 2004 and 2003:

	Three Months Ended		$ Increase	% Increase	Nine Months Ended		$ Increase	% Increase
(in thousands)	October 2, 2004	September 27, 2003	(Decrease)	(Decrease)	October 2, 2004	September 27, 2003	(Decrease)	(Decrease)
Net sales	$52,326	$39,559	$12,767	32.3%	$148,732	$121,130	$27,602	22.8%
Cost of sales	9,508	7,110	2,398	33.7%	27,485	21,434	6,051	28.2%

Gross profit	42,818	32,449	10,369	32.0%	121,247	99,696	21,551	21.6%
Operating expenses Marketing and selling	18,349	15,245	3,104	20.4%	52,092	47,026	5,066	10.8%
Research and development	4,305	3,739	566	15.1%	11,466	11,013	453	4.1%
In-process research & development	35,000	—	35,000		35,000	—	35,000
General and administrative	5,120	4,110	1,010	24.6%	15,206	12,025	3,181	26.5%
Amortization of intangibles	1,850	1,150	700	60.9%	3,969	3,254	715	22.0%

Total operating expenses	64,624	24,244	40,380	166.6%	117,733	73,318	44,415	60.6%

Operating income	(21,806)	8,205	(30,011)	-365.8%	3,514	26,378	(22,864)	-86.7%
Royalty income	627	711	(84)	-11.8%	1,548	2,175	(627)	-28.8%
Interest income	231	107	124	115.9%	541	349	192	55.0%
Interest expense	(357)	(235)	(122)	-51.9%	(806)	(1,659)	853	51.4%
Other income (expense)	3	113	(110)	-97.3%	(184)	434	(618)	-142.4%

Income before income taxes	(21,302)	8,901	(30,203)	-339.3%	4,613	27,677	(23,064)	-83.3%
Provision for income taxes	5,000	1,961	3,039	155.0%	14,459	8,946	5,513	61.6%

Net income	$(26,302)	$6,940	$(33,242)	-479.0%	$(9,846)	$18,731	$(28,577)	-152.6%

	Percent of Sales		Percent of Sales
(in thousands)	For the Three Months Ended		For the Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	18.2%	18.0%	18.5%	17.7%

Gross profit	81.8%	82.0%	81.5%	82.3%
Operating expenses
Marketing and selling	35.1%	38.5%	35.0%	38.8%
Research and development	8.2%	9.5%	7.7%	9.1%
In-process research & development	66.9%	0.0%	23.5%	0.0%
General and administrative	9.8%	10.4%	10.2%	9.9%
Amortization of intangibles	3.5%	2.9%	2.7%	2.7%

Total operating expenses	123.5%	61.3%	79.2%	60.5%

Operating income	-41.7%	20.7%	2.4%	21.8%
Royalty income	1.2%	1.8%	1.0%	1.8%
Interest income	0.4%	0.3%	0.4%	0.3%
Interest expense	-0.7%	-0.6%	-0.5%	-1.4%
Other income (expense)	0.0%	0.3%	-0.1%	0.4%

Income before income taxes	-40.7%	22.5%	3.1%	22.8%
Provision for income taxes	9.6%	5.0%	9.7%	7.4%

Net income	-50.3%	17.5%	-6.6%	15.5%

American Medical Systems Holdings, Inc.

Cost of sales. Cost of sales as a percentage of sales increased .2 percentage points and .8 percentage points during the three and nine month periods of fiscal 2004, respectively. Over half of the increase in nine month period of 2004 was due to a greater portion of our revenues coming from women’s health products and sales in international markets, both of which carry a lower margin than our consolidated average. Inventory reserves for lesser-used product sizes have also increased slightly over the nine month period of 2004 as we prepare to phase out older products in favor of new product releases. These unfavorable increases were partially offset by the favorable foreign exchange impact on our gross profit. Future cost of goods sold will continue to depend on product phase-ins, production levels and product mix.

Marketing and selling. Marketing and selling expense increased in the three and nine month periods of fiscal 2004, but declined by 3.4 and 3.8 percentage points relative to sales, respectively. The dollar increase reflects higher sales volume, as well as additional personnel and marketing expenditures associated with our acquisition of TherMatrx in July 2004. The decline as a percent of sales resulted from our ability to continue to leverage the investments made as we broaden the line of products sold through our sales channel. Accordingly, our objective remains to increase sales and marketing expenses in absolute dollars, but to decrease as a percentage of sales.

Research and development. Research and development expense was 8.2 percent and 7.7 percent of sales during the three and nine month periods of fiscal 2004, respectively. Over half of the three and nine month dollar increase relates to additional personnel and expenditures associated with our acquisition of TherMatrx. We expect total spending in research and development, over the longer term, to be in the range of 8 to 10 percent of sales.

In-process research and development. The in-process research and development expense in the three and nine month periods of 2004 relates to the acquisition of TherMatrx in July 2004. In accordance with the rules of purchase accounting, in the three month period of 2004, we recognized a charge related to value assigned to in-process research and development of TherMatrx at the time of acquisition. An independent valuation of assets acquired was performed.

General and administrative. General and administrative expenses during the three and nine month periods of fiscal 2004 increased 24.6 percent and 26.5 percent, respectively, over the year ago periods. Over half of the increase in the three and nine month periods of fiscal 2004 was attributable to external Sarbanes-Oxley Act related spending, combined with legal costs related to intellectual property matters and bad debt expense. In addition, general and administrative expenses increased approximately $0.4 million in the three and nine month periods of 2004 due to expenditures associated with our acquisition of Thermatrx.

Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The 2004 three and nine month increases reflect amortization of developed technology, customer relationships and other intangibles obtained with our acquisition of TherMatrx. We expect amortization of intangibles to be approximately $1.8 million in the fourth quarter of 2004.

Royalty income. Our royalty income is primarily from the license of our stent-delivery technology for medical use outside of urology. This exclusive worldwide license was entered into during 1998, with expiration immediately following the term of the various licensed patents. We receive a royalty equal to 2.625 percent of net sales of licensed products on a quarterly basis. We do not directly influence sales of the products on which this royalty is based and cannot give any assurance as to future income levels. To a lesser extent, royalty income includes fees from the sale of rights to a magnetic intraurethral valve pump device for the management of female incontinence.

Interest income. Interest income increased during the three and nine month periods of fiscal 2004 due to higher levels of investments resulting from greater cash generated from operations in fiscal 2004 than in fiscal 2003.

Interest expense. Interest expense increased during the third fiscal quarter of 2004 due to the repayment of the entire outstanding balance on our senior credit facility. As a result of this early repayment, the remaining balance of $0.3 million in loan origination fees that was being amortized over the life of the loan was charged to interest expense. Interest expense declined during the nine month period of fiscal 2004, primarily due to the expiration of our interest rate swap agreement as well as a decline in our long term debt balance. We hedged a portion of our original $65.0 million variable rate term note, as was required by our senior credit facility, by entering into an interest rate swap agreement in which we agreed to exchange, at specified intervals, the calculated difference between the fixed interest rate of the swap and the variable interest rate on a portion of our debt. This interest rate swap agreement expired June 30, 2003. Future interest expense will depend on the level of borrowing required to make contingent payments to the former TherMatrx shareholders. We do not expect any interest expense in the fourth fiscal quarter of 2004.

Other income. Other income and expense primarily represents gains and losses as a result of remeasuring foreign denominated (mainly euro-based) short-term inter-company receivables to current rates. The nine month period of fiscal 2004 reflects losses due to the weakening of the euro by 0.9 percent to the U.S. dollar from the beginning of the period, while the three and nine month periods of fiscal 2003 reflect gains due to the strengthening of the euro by 0.6 percent and 10.8 percent, respectively, to the U.S. dollar from the beginning of the period.

Income taxes. Our effective income tax rate for the three and nine month periods of fiscal 2004 differed from statutory income tax rates primarily because no tax benefit was recorded on the $35.0 million in-process research and development charge incurred in connection with the TherMatrx acquisition and in accordance with purchase accounting rules provided by EITF 96-7. The effective tax rates for the three and nine month periods of fiscal 2003 were 22.0 percent and 32.3 percent respectively. During the third quarter of fiscal

2003, we applied for and began to recognize the tax benefits related to research and development tax credits and extraterritorial income exclusions. We recognized a non-recurring tax benefit of $1.1 million during the third fiscal quarter of 2003 resulting from these tax planning strategies.

Liquidity and Capital Resources

Cash and cash equivalents were $23.8 million as of October 2, 2004, compared to $59.0 million as of January 3, 2004. This decrease is due primarily to our acquisition of TherMatrx in July 2004, our repayment of our outstanding credit facility and investments in certain tax-advantaged municipal debt that is classified as available-for-sale securities. As of October 2, 2004, the value of these investments was $12.6 million. Cost approximates market value for the investments, which mature between January 2005 and June 2005. These uses of cash were partially offset by our continued strong growth in revenue and net income.

Cash flows from operating activities. Net cash from operations was $33.4 million for the nine month period of fiscal 2004, driven by a net loss of $9.8 million, increased for certain non-cash expenses including in-process research and development of $35.0 million and depreciation and amortization of $9.7 million. Working capital effects included an increase in accounts receivable of $1.1 million resulting primarily from higher revenues in our foreign subsidiaries, and a decrease of $4.2 million in accounts payable and accrued expenses. Net cash from operations was $22.4 million for the nine month period of fiscal 2003, resulting from net income of $18.7 million, depreciation and amortization of $7.9 million, offset by other changes in assets and liabilities.

Cash flows from investing activities. Cash used in investing activities was $57.0 million and $46.4 million for the nine month periods of fiscal 2004 and 2003, respectively. During the nine month periods of fiscal 2004 and 2003, we purchased equipment totaling $1.8 million and $3.2 million, respectively. During the nine month period of fiscal 2004, we purchased investments of $12.6 million. During the third fiscal quarter of 2004 we had a cash outlay of $40.1 million related to the acquisition of TherMatrx, and a $2.5 million cash outlay for a cross-licensing agreement covering patents related to the field of female pelvic health. During the first fiscal quarter of 2003, we had a cash outlay of $43.2 million related to the acquisition of CryoGen Inc and the purchase of the Dura II line of erectile restoration products from Endocare, Inc.

Cash flows from financing activities. Cash used in financing activities was $11.0 million and $2.9 million during the nine month periods of fiscal 2004 and 2003, respectively. Cash received under our stock option and employee stock purchase plans was $5.3 million and $2.1 million during the nine month periods of fiscal 2004 and 2003, respectively. Payments made under our senior credit facility were $16.4 million and $5.0 million during the nine month periods of fiscal 2004 and 2003, respectively.

On July 8, 2004, we repaid the entire outstanding balance of $12.9 million under our senior credit facility and terminated the credit facility. The original maturity of the term notes required quarterly principal payments through September 2005. We were in compliance with all required financial covenants during both of the nine month periods covered.

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

On July 15, 2004, the Company completed the acquisition of TherMatrx, Inc. As a result of the merger, the shareholders of TherMatrx were initially paid cash consideration of $40.5 million. The Company deposited $4.0 million of this initial consideration in escrow to be held for six months after closing of the merger to cover certain contingencies, and the balance was distributed to holders of TherMatrx stock. The Company used cash on hand to make the initial payment of $40.5 million.

In addition to the initial closing payment, the Company will make contingent payments based on the net product revenues attributable to sales of the TherMatrx Dose Optimized Thermotherapy (DOT) product. These contingent payments will equal four times the aggregate sales of DOT products over a period of six consecutive Company fiscal quarters (which began on July 5, 2004 and will end on December 31, 2005) minus $40.0 million. The contractual range of contingent payments is from zero to $209.5 million which would result in a total purchase price of $40.5 million up to a maximum of $250.0 million (including the initial payment). These payments will be accounted for as goodwill.

Sales of the TherMatrx product were $5.1 million during the entire three month period ending October 2, 2004. We owned TherMatrx for 11 of the 13 weeks of this period, during which time TherMatrx revenues totaled $4.6 million and which are reflected in our results of operations. Accordingly, if product sales remained flat during the contingent payment period, the total amount of the contingent payments would be $82.4 million.

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

Supplier Risks

Many of our products utilize raw materials or components that are either single or sole sourced. These sources of supply could encounter manufacturing difficulties or may unilaterally decide to stop supplying us because of product liability concerns or other factors. We currently rely on single source suppliers for the silicone and fabric used in our male prostheses and for the porcine dermis and mesh used in many of our female products. Furthermore, we use single sources for the TherMatrx consoles and disposables. A key component of the InhibiZone™ antibiotic technology is procured from a sole source. We mitigate these risks through appropriate inventory levels, defining alternative sources and comprehensive supplier management. The loss of any of these suppliers could have a materially adverse effect on our financial results in the near term, as we would be required to qualify alternate designs or sources.

Potential Product Recalls

In the event that any of our products were defective, we could voluntarily recall, or the U.S. Food and Drug Administration (the FDA) or an international regulatory body could require us to redesign or recall, any defective product. There is a possibility that we may recall products in the future and that future recalls could result in significant costs to us and in significant negative publicity which could harm our ability to market our products in the future.

Continued Physician Use and Endorsement of our Products

For us to sell our products, physicians must recommend and endorse them. We may not obtain the necessary recommendations or endorsements from physicians. Many of the products we acquired or are developing are based on new treatment methods. Acceptance of our products is dependent on educating the medical community as to the distinctive characteristics, perceived benefits, clinical efficacy, and cost-effectiveness of our products compared to competitive products, and on training physicians in the proper application of our products. We believe our products address major market opportunities, but if we are unsuccessful in marketing them, our sales and earnings could be below expectations.

Successful Introduction of New Products and Product Improvements

As part of our growth strategy, we intend to introduce a number of new products and product improvements. If we do not introduce these new products and product improvements on schedule, or they are not well-accepted by the market, our growth may be reduced.

Continued Use of Non-Invasive Treatment Alternatives

We predominantly sell devices and kits for invasive or minimally invasive surgical procedures. If patients do not accept our products, our sales may decline. Patient acceptance of our products depends on a number of factors, including the failure of non-invasive therapies, the degree of invasiveness involved in the procedures using our products, the rate and severity of complications, and other adverse side effects from the procedures using our products. Patients are more likely to first consider non-invasive alternatives to treat their urological disorders. The introduction of new oral medications or other less-invasive therapies could cause our sales to decline.

Actions Related to Reimbursement for Procedures Using our Products

Our physician and hospital customers depend on third party government and non-government entities for reimbursement for services provided to patients. The level of such third party reimbursement may influence whether or not customers purchase our products.

Effective January 1, 2004, the Centers for Medicare and Medicaid Services (CMS) increased reimbursement for certain procedures utilizing inflatable penile prostheses and urinary sphincter devices. This increase partially reversed reductions in such reimbursement rates in 2001 and 2002. Our sales history of these devices does not evidence an obvious correlation with changes in CMS reimbursement rates.

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

Regulatory Approvals and Clinical Results

Regulatory authorities around the world dictate different levels of data and/or clinical study for various products in order to ensure their safety and efficacy. In the event the data submitted is deemed inadequate or the clinical study results do not support approval, a product may either not be commercializable or may require a redesign.

Intellectual Property Lawsuits

The medical device industry is litigious with respect to patents and other intellectual property rights. Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage. In the future, we may become a party to lawsuits involving patents or other intellectual property. A legal proceeding, regardless of the outcome, would draw upon our financial resources and divert the time and efforts of our management. If we lose one of these proceedings, a court, or a similar foreign governing body, could require us to pay significant damages to third parties, require us to seek licenses from third parties and pay ongoing royalties, require us to redesign our products, or prevent us from manufacturing, using or selling our products. In addition to being costly, protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.

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

Acquisition Integration

We have acquired businesses in the past, and we may acquire other businesses in the future. Failure to successfully retain critical employees of an acquired company, failure to gain FDA approval for the products of an acquired company, or the inability establish and maintain appropriate communications, performance expectations, regulatory compliance procedures, accounting controls, and reporting procedures could have a material adverse affect on our business. We are currently integrating TherMatrx into our Minnetonka operations and recently obtained FDA approval to manufacture the TherMatrx product at our Minnetonka location.

International Sales

During the three and nine month periods of fiscal 2004, approximately 17.0 percent and 21.0 percent of our sales were to customers outside the United States. Some of these sales were to governmental entities and other organizations with extended payment terms. A number of factors, including political or economic instability in the countries where we do business, could affect payment terms and our ability to collect foreign receivables. We have little influence over these factors and changes could have a materially adverse impact on our business. In addition, foreign sales are influenced by fluctuations in currency exchange rates, mainly in the Euro. In recent periods, our sales have been positively impacted by increases in the value of the Euro relative to the U.S. Dollar. Decreases in the value of the Euro relative to the U.S. dollar would negatively impact our sales.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We do not believe that our interest rate risk is material given the low volatility of interest rates in recent years and the low level and relatively short-term nature of our short term investments. On July 8, 2004, we repaid the entire outstanding balance of $12.9 million under our senior credit facility and terminated the credit facility.

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

During the three and nine month periods of fiscal 2004, revenues from sales to customers outside the United States were 17.0 percent and 21.0 percent of total consolidated revenues, respectively, and international accounts receivable, inventory, cash, and accounts payable were 36.6 percent, 4.9 percent, 21.0 percent, and 19.3 percent of total consolidated accounts for each of these items as of October 2, 2004. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar in fiscal 2004 levels relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $0.6 million and $1.6 million during the three and nine month periods of fiscal 2004, respectively.

At October 2, 2004, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $18.9 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $0.7 million. Actual amounts may differ.

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

In accordance with the Sarbanes-Oxley Act of 2002, we are performing an evaluation of our internal controls in order to attest to compliance with Section 404 of the Act by fiscal year end.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

We are filing as Exhibit 99.1 to this Form 10-Q revised pro forma financial information for TherMatrx, Inc. which we previously filed as Exhibit 99.3 to the Form 8-K/A filed on October 8, 2004 solely to amend the Current Report on Form 8-K dated July 15, 2004, that was initially filed with the Securities and Exchange Commission (the “SEC”) on July 29, 2004, and was amended by a Current Report on Form 8-K/A that was filed with the SEC on September 28, 2004. The pro forma adjustment to retained earnings (accumulated deficit) in the pro forma balance sheet and note number 1 to the pro forma financial statements included as part of Exhibit 99.1 to this Form 10-Q have been corrected to reflect that the non-recurring charge of $35.0 million for in-process research and development expenses related to the acquisition of TherMatrx, Inc. has no related income tax benefit in accordance with the rules of purchase accounting. The revised pro forma financial information filed as Exhibit 99.1 to this Form 10-Q does not contain any other changes or reflect any events occurring after the filing date of the original Form 8-K nor otherwise modify or update any of the information contained therein or the Forms 8-K/A filed on September 28, 2004 or October 8, 2004. We have concurrently filed the revised pro forma financial information on a Current Report on Form 8-K/A, as Exhibit 99.1 thereto.

ITEM 6. EXHIBITS

Item No.	Item	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

99.1	Unaudited pro forma financial information of TherMatrx, Inc.	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC
November 12, 2004	By /s/ Douglas W. Kohrs
Date	Douglas W. Kohrs
Chairman and Chief Executive Officer

November 12, 2004	By /s/ Carmen L. Diersen
Date	Carmen L. Diersen
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED OCTOBER 2, 2004

Item No.	Item	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

99.1	Unaudited pro forma financial information of TherMatrx, Inc.	Filed with this Report.