Form 10-K
period 2005-01-01
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2005-03-17
CIK 1114200

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
January 1, 2005	000 – 30733

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-1978822
(State of Incorporation)	(IRS Employer Identification No.)

10700 Bren Road West
Minnetonka, Minnesota 55343
(Address of Principal Executive Offices, Including Zip Code)

Registrant’s Telephone Number, Including Area Code:
952-930-6000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☑ No ☐

     As of July 2, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock of the registrant (based upon the closing price of the voting Common Stock as of that date as reported by The NASDAQ Stock Market and excluding shares beneficially owned by directors, executive officers, and affiliates of AMS) was approximately $1,108,769,720.

     As of March 14, 2005, 68,496,870 shares of Common Stock (calculated after giving effect for a two-for-one stock split to be distributed on March 21, 2005 to stockholders of record on March 14, 2005) of the registrant were outstanding.

     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Annual Report) from the registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be held May 5, 2005 (the “2005 Proxy Statement”).

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

FORM 10-K

For the Fiscal Year Ended January 1, 2005

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements not of historical fact may be considered forward-looking statements. Written words such as, “may,” “expect,” “believe,” “anticipate,” or “estimate,” or other variations of these or similar words, identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause such material differences are identified in this Annual Report on Form 10-K beginning on page 8 and in the “Management Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 15 of this Annual Report on Form 10-K. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.

PART I

Item 1. Business

Overview

Since its inception in 1972, American Medical Systems Holdings, Inc. has operated as a single business developing, manufacturing, and marketing medical devices to physicians. We manufacture and market a broad and well-established line of proprietary products targeted at the pelvic health disease states of erectile dysfunction, male urinary incontinence, benign prostatic hyperplasia (BPH), male urethral stricture, fecal incontinence, female urinary incontinence, pelvic organ prolapse and menorrhagia. We estimate these diseases affect approximately 242 million people in the United States and Europe. Nearly 70 million of these men and women have conditions sufficiently severe so as to profoundly diminish their quality of life and significantly impact their relationships. Our product development and acquisition strategies have focused on expanding our product offering and on adding less-invasive solutions for surgeons and their patients.

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

Markets and Products

In recent years, the number of people seeking treatment for the various pelvic health disorders has grown with the publicity for new treatments and drug therapies, but the portion of afflicted patients seeking treatment remains relatively small. When patients do seek treatment, they generally begin with medical options rather than surgical treatment, regardless of the severity of the disease. Also, when patients initially seek treatment, their first physician contact is usually with a general practitioner or gynecologist and not with a surgical specialist. Only once medical therapy has proven unsuccessful is surgery considered.

Sales of our products benefit from some of the same factors which drive sales in many other medical device companies: an aging population with a desire to maintain a high quality of life, the expanding availability of safe and effective treatments, the minimally invasiveness of these therapies, and increasing patient and physician awareness of these treatments.

The diseases we treat can profoundly affect the quality of one’s life and the burden of these diseases increases with age. The incidence of erectile dysfunction, benign prostatic hyperplasia and incontinence in men increases with age and with the incidence of prostate cancer surgery, which also grows with age. Female incontinence and pelvic organ prolapse are linked to pregnancy and childbirth among younger women, but also occur independently as women age. As a result, we believe that as the middle of the baby boomer generation moves into their mid- to late-50’s during this decade, the growth in the prospective patient pool for our products will accelerate. We also believe that this demographic group and those that follow will be less willing to accept the natural deterioration of body functions. Their desire to maintain a consistent quality of life will amplify their increased demand for our products and therapies. As a result, our strategy of providing an expanding portfolio of treatment options is an important business driver. In the last several years we have successfully introduced new products and therapies to meet our target physician and patient needs. Our product development and acquisition strategies have focused on expanding our product offering with products and procedures which improve outcomes, reduce operating time and trauma, economically benefit the overall health care system, and thereby increase the value of our products to physicians, patients, and payers.

Increasing patient awareness of these new treatments is critical to our continued success. We believe that advertising by pharmaceutical companies and increased private internet access to healthcare information has greatly increased patients’ awareness of treatment options for their medical conditions. For example, erectile dysfunction has become a more widely recognized disease largely due to the pharmaceutical industry’s extensive advertising campaign for Viagra®, Levitra® and Cialis®. Going forward, we expect significant advertising investments for the use of continence drugs in female patients suffering from stress urinary incontinence in addition to the significant awareness already developed for adult incontinence pads. As these patients seek treatment, we expect many of them will learn about and choose a treatment using one of our products. We facilitate that decision by working closely with physicians who are skilled in procedures using our products and therapies, and by sponsoring meetings where patients can learn more about the benefits of these procedures. While the principal focus of our marketing efforts continues to be with physicians, we have increased our direct-to-patient programs, primarily through physician practices, and may increase them more in the future.

Building physician awareness continues to be an important element of our marketing strategy. In 2003, we began extensive training and proctoring for gynecologists and urologists in the United States for our Monarc product. In 2004, after FDA clearance of the Apogee and Perigee products, we furthered our commitment to physician training as we introduced surgical systems to the field of pelvic organ prolapse. Through the end of 2004, nearly 5,000 physicians were trained on Monarc and approximately 300 had been trained on our prolapse repair systems. With over thirty years of experience, we believe we have a very strong franchise with urologists and we are working to build a similarly strong franchise with gynecologists. This gynecology franchise is critical to our growth because most women who suffer from incontinence and other pelvic disorders are more likely to first seek help from a gynecologist.

The expansion of our product offering, combined with increasing physician and patient awareness, has greatly increased our business opportunities. With the acquisition of TherMatrx in 2004, we expanded into a marketplace which currently treats approximately 240,000 men annually for benign prostatic hyperplasia. By extending our focus in 1999 beyond our founders’ targeted male market to include women, we moved into the field of female pelvic health, a business representing 73 percent of procedures utilizing our products in 2004.

Erectile Restoration

Net sales of erectile restoration products were $74.1 million, $72.4 million, and $69.6 million in 2004, 2003, and 2002, and were 35.5 percent, 43.0 percent, and 49.1 percent of sales in those years. Erectile dysfunction is the inability to achieve or maintain an erection sufficient for sexual intercourse. It is most often caused by vascular disease, complications from diabetes, or prostate surgery which can damage both nerves and arteries necessary for erectile function. This disease can also be caused by spinal cord injury, and may have a psychogenic component. Erectile dysfunction may affect 94 million men and their partners around the world. The primary treatment for erectile dysfunction is the class of drugs referred to as PDE-5 inhibitors. If these drugs do not work, the patient may try a vacuum device or a topical or injected drug before considering a penile implant such as those we offer. If the patient elects to have implant surgery, the surgeon replaces the erectile tissues of the penis with a prosthesis which provides sufficient rigidity for sexual intercourse.

We lead the penile implant market with a series of semi-rigid malleable prostheses and a complete range of more naturally functioning inflatable prostheses, including the AMS 700 CX and Ultrex. In recent years, we have introduced significant improvements to our AMS 700 inflatable prostheses including a Parylene coating on certain internal surfaces of the prosthesis to increase durability, the InhibiZone antibiotic surface treatment to address the risk of surgical infections and, in 2004, the Tactile Pump to improve ease of use for patients. Physician preference for these new products, which carried higher prices than predecessor products, contributed to the growth in erectile restoration sales in 2004 and 2003.

Male Continence

Net sales of these products were $48.2 million, $39.8 million, and $35.3 million in 2004, 2003, and 2002, and were 23.1 percent, 23.6 percent, and 24.9 percent of sales in those years. Approximately 760,000 men in the U.S. and Europe suffer from urinary incontinence, the uncontrolled release of urine from the body. In men, this most often results from nerve and sphincter damage caused during prostate cancer surgery. Male incontinence may be managed with a catheter and leg-bag to collect the urine, or with pads and diapers to absorb the leaks. These measures are not ideal, as they come with recurring replacement product costs, the potential for infection, and embarrassing leaks and odor.

Since 1972, when we introduced the Artificial Urinary Sphincter, we have been the world leader with surgical solutions for male incontinence. This fully implanted system includes an inflatable urethral cuff to restrict flow through the urethra, and a control pump which allows the patient to discretely open the cuff when he wishes to urinate. Since 2000, we have also been selling the InVance sling system, a less-invasive procedure for men with mild to moderate incontinence.

Prostate Treatments

Net sales of these products were $14.7 million, $4.9 million, and $6.1 million in 2004, 2003, and 2002, and were 7.0 percent, 2.9 percent, and 4.3 percent of sales in those years. Our products can be used to relieve restrictions on the normal flow of urine from the bladder caused by an enlarged prostate, generally the result of benign prostatic hyperplasia (BPH) or urethral strictures. Symptoms of BPH include increased urination frequency, sudden urges to urinate, and weak urine flow. Nearly 70 percent of men over age 65 have some symptoms of BPH, and approximately 31 million of them have symptoms requiring treatment. For those experiencing a physical obstruction of the prostatic urethra, the conventional treatment is removal of the prostatic tissue performed in the operating room as either a transurethral resection of the prostate (TURP) or photovaporization of the prostate (PVP). While the former of these is a surgical technique, the latter is a technology offered by Laserscope, a company providing laser technology to various healthcare fields. We offer the UroLume endoprosthesis stent as a less invasive procedure for men within this group who may not be good surgical candidates.

For those men not yet to the point of urethral obstruction, but for whom symptomatic relief is desired, pharmaceuticals or less-invasive tissue ablation techniques including microwave therapy or radiofrequency energy delivered to the prostate and performed in a physician’s office are available as therapeutic options. Over 2 million men in the U.S. are on drug or hormone therapy for BPH. We estimate that approximately 70,000 men received office-based therapy for BPH during 2004, though this number is growing at approximately 35% per year. It is within this market segment that our 2004 acquisition of TherMatrx is positioned. The growth in our revenue in the prostate treatments market was driven exclusively by our entry to the in-office BPH market with the TherMatrx Dose Optimized Therapy (DOT) offering. We acquired TherMatrx early in the third quarter of 2004 and fully integrated it into our operations by early November 2004.

Women’s Health

Net sales of these products were $71.8 million, $51.2 million, and $30.7 million in 2004, 2003, and 2002, and were 34.4 percent, 30.4 percent and 21.7 percent of sales in those years. Approximately 53 million women in the United States and Europe suffer from urinary or fecal incontinence. These diseases can lead to debilitating medical and social problems, from embarrassment to anxiety and depression. There are three types of urinary incontinence: stress, urge, and the combination of the two (mixed). Pads and diapers are often used to contain and absorb leaks, and may be acceptable for controlling mild incontinence. Pelvic floor exercises, drug therapy and electrical nerve stimulation are currently used to treat urge incontinence. Our products treat stress incontinence, which generally results from a weakening of the tissue surrounding the bladder and urethra which can be a result of childbirth and aging. Pregnancy, labor, and childbirth may also cause fecal incontinence, pelvic organ prolapse, and other pelvic floor disorders. Incontinence may be treated through exercises to strengthen pelvic floor muscles, or through the injection of collagen or some other bulking agent into the wall of the urethra or bladder neck to narrow the passage. Surgical solutions are generally recommended only if these other therapies are not effective. Prolapse and other pelvic floor defects may be treated with a variety of open, laparoscopic, and transvaginal surgeries.

We offer a broad range of systems to restore female continence including the Artificial Urinary Sphincter (approved for use outside the U.S.), and the In-Fast, SPARC, Monarc, and BioArc sling systems. This broad range allows the surgeon to select the procedure most appropriate to the patient’s symptoms and anatomy. With an In-Fast procedure, which we have been selling since acquiring Influence in 1999, the surgeon uses a transvaginal approach to support the urethra and bladder neck with a sling attached to the back of the pubis. During 2002, we introduced the In-Fast Ultra, with a new profile designed to minimize periurethral dissection and increased ease of bone screw placement which holds the support material in place. We introduced the SPARC procedure in 2001 as the first complete system to place a self-fixating, mid-urethral sling with a suprapubic approach. During 2002, we launched several improvements to SPARC. Since its introduction, SPARC has been the major sales driver in our products for women’s health. At the end of 2002, we introduced the Monarc, a product incorporating unique helical needles to place a self-fixating, sub-fascial hammock through the obturator foramina. This procedure may be done without disrupting the endopelvic fascia and is especially valuable for women who have scarring from previous abdominal surgery. In the fourth quarter of 2003, we launched our fourth female incontinence offering, the BioArc SP sling system, in the United States. The BioArc SP sling is the only system available that offers physicians the choice of incorporating a biologic graft with a self-fixating synthetic. The new BioArc SP system employs the same suprapubic approach of the SPARC system, which has been used in more than 100,000 procedures since we introduced it in 2001, and we expect it will fill a niche for physicians who would prefer not to use a synthetic material to support the urethra. In 2004, we further expanded upon the philosophy of graft material choice through the introduction of BioArc TO, a combination of the Monarc’s transobturator surgical technique with the BioArc’s characteristic choice of biologic material.

The Acticon neosphincter, an extension of our urinary control technology, is used to treat severe fecal incontinence.

Over 230,000 procedures are performed annually in the United States to repair some form of pelvic organ prolapse in women. These procedures have historically been performed through the use of suture and graft materials designed for other surgical applications. In the first half of 2004, we announced FDA clearance of the Apogee and Perigee systems. The Apogee system is designed to repair vaginal vault prolapse, a condition often resulting from the removal of the supporting mechanisms for the apex of the vagina as the result of hysterectomy. The Perigee system targets repair of cystocele, or the herniation of the bladder through the anterior wall of the vagina. We also offer InteGraft pelvic reconstructive materials for use in traditional pelvic organ prolapse procedures.

Approximately 28 million women in the United States and Europe suffer from excessive uterine bleeding, or menorrhagia. Menorrhagia may cause anemia and can be socially debilitating. Drug therapies are effective for some women, but many end up undergoing a hysterectomy. We estimate that as many as 200,000 hysterectomies performed in the United States each year are the result of menorrhagia. Other menorrhagia procedures which have some efficacy include dilation and curettage to remove the endometrial tissue from the uterus, uterine artery embolization, and several therapies to destroy the endometrium with heat. On December 30, 2002, we acquired CryoGen, Inc. and its Her Option cryoablation therapy. This system uses a microprocessor-controlled probe to eliminate excessive menstrual bleeding by freezing the lining of the uterus and reducing its ability to regenerate. The procedure, unlike other heat-based therapies, was designed to be administered in the gynecologist’s office. The patient can keep her uterus and maintain normal hormonal levels, avoiding a hospital stay and the recovery time associated with a hysterectomy. We believe that Her Option offers significant advantages over other therapies to the patient, her physician, and the healthcare system. These other therapies have, however, been available and reimbursed for a longer period of time, and, as a result, currently have a larger installed base of experienced users. In the first quarter of 2004, the American Medical Association approved a CPT code for our Her Option cryoablation system to treat excessive uterine bleeding in the physician’s office which was the first step toward the availability of standard reimbursement for Her Option. In January 2005, CMS published the relative value units to be applied to this therapy, resulting in a national average Medicare allowable payment of $2,602 effective as of January 1, 2005. We do not expect a noticeable effect on sales of Her Option until this data has been incorporated into the reimbursement systems of the individual commercial payors across the country.

Selling and Marketing

We sell our products in the United States, Canada, Australia, Brazil, and most European countries through direct field representatives. At the end of 2004, we had 192 employees in our U.S. sales and marketing force and 68 employees in international sales and marketing. We also had 48 independent distributors who represented our products in other countries and accounted for approximately three percent of our worldwide sales. No single customer or group of customers accounts for more than five percent of our total sales. Local market conditions, including the regulatory and competitive situation, determine the type of products we sell in each market.

Our marketing organization is responsible for understanding patient and physician needs, guiding new product development, and increasing the awareness, understanding, and preference for our products among physicians and patients.

In pricing our products we consider our costs of developing, manufacturing, and distributing the products—including the cost of regulatory compliance and physician training—and the value they bring to the patient and the health care system. For erectile restoration, as an example, we offer a range of products which sell to hospitals at prices ranging from $6,300 for an inflatable system which, when implanted, is practically indistinguishable from the dysfunctional tissue it replaces, to $2,000 for a much simpler prosthesis which creates less natural rigidity. Products for women’s urinary incontinence are distinguished primarily by surgical implantation technique and range from $800 to $1,000. Systems for men’s urinary incontinence are more surgically and technologically demanding than those for women, and sell for prices ranging from $2,600 to $6,600.

Manufacturing and Supply

We use approximately 80,000 square feet of our facility in Minnetonka, Minnesota for manufacturing, warehousing, and distribution of our products. We maintain warehouses to support local distribution in countries outside the U.S. where we have direct sales representation.

Although many of the materials we purchase for our products are available from multiple sources, many of our products utilize raw materials or components that are either single or sole sourced. We currently rely on single source suppliers for the silicone and fabric used in our male prostheses and for the porcine dermis and mesh used in many of our female products. Furthermore, we use single sources for the TherMatrx consoles and disposables. A key component of the InhibiZone antibiotic technology is procured from a single source. We mitigate these risks through appropriate inventory levels, defining alternative sources and comprehensive supplier management.

We maintain a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance, and quality control test methods. Our documentation systems comply with appropriate FDA and ISO requirements.

Research and Development

We are committed to developing new products and improving our current products to provide physicians with better clinical outcomes through less invasive and more efficient products and procedures. Most of our research and development activities are carried out in our Minnetonka, Minnesota facility, although we work with physicians, research hospitals, and universities around the world. Many of the ideas for new and improved products come from a global network of leading physicians, who also work with us in evaluating new concepts and in conducting clinical trials to gain regulatory approvals. The development process for any new product can range from several months to several years, primarily depending on the regulatory pathway required for approval. In 2005, we anticipate the release of eight new products including the AMS 700 with Tactile Pump for international markets in the treatment of erectile restoration; the InVance Male Sling with InhibiZone for male urinary incontinence; the Apogee and Perigee products for pelvic organ prolapse with pre-attached biologic graft material; a next generation vaginal vault prolapse product; the BioArc SP and the BioArc TO products for female urinary incontinence with pre-attached biologic graft material; and an upgrade to our Her Option cryoablation probe for menorrhagia.

Our spending on research and development activities, including clinical and regulatory work totaled $15.8 million, $14.9 million and $11.9 million in 2004, 2003, and 2002. These research and development dollars represented 7.6 percent, 8.9 percent, and 8.4 percent of sales for each year respectively. We will continue to target R&D spending at between 8 and 10 percent of sales for the foreseeable future.

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

Our principal competitor in the erectile restoration market is Mentor Corporation. We have no significant competitor in the market for surgical treatment of male continence. Principal competitors for our prostate therapy include drug manufacturers and other minimally-invasive treatment suppliers including Urologix, Medtronic, Johnson & Johnson and Boston Scientific Corporation. Our principal competitors for women’s continence products include Johnson & Johnson, Boston Scientific, C.R. Bard and Mentor Corporation. In the field of menorrhagia treatments, our competitors include Cytyc, Boston Scientific, and Johnson & Johnson.

Intellectual Property

We rely on intellectual property including patents, trade secrets, technical innovations, and various licensing agreements to protect and build our competitive position. We have 146 issued U.S. patents, half of them issued in the last four years, and numerous international patents covering various aspects of our technology. We also have U.S. and international patent applications pending. We review third party products and patents to protect our rights and to avoid infringing the legitimate rights of others.

We file patent applications to protect technology, inventions, and improvements that we consider important, but we cannot be sure our applications will be granted, or that, if granted, the patents will provide competitive protection for our products, or that our competitors will not challenge or circumvent these patent rights. Costs to defend our patents or to protect our activities from the patent claims of others could be substantial, even if we were ultimately successful in defending the claim. We do not believe that any of our products infringe any valid claims of patents or other proprietary rights held by third parties.

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

The class to which our products are assigned determines the type of pre-marketing application required for FDA clearance. If the product is classified as Class I or II, and if it is not exempt, a 510(k) will be required to obtain marketing clearance. It generally takes several months from the date of most 510(k) submissions to obtain clearance, and it may take longer, particularly if a clinical trial is required. For Class III devices, a pre-market approval application (PMA) is generally required. The PMA process can be expensive, uncertain, require detailed and comprehensive data, and generally take significantly longer than the 510(k) process.

If human clinical trials of a device are required, either for a 510(k) submission or a PMA, the sponsor of the trial, usually the manufacturer or the distributor of the device must file an investigational device exemption (IDE) application prior to commencing human clinical trials. The FDA may not approve the IDE and, even if it is approved, the FDA may not accept that the data derived from the studies supports the safety and efficacy of the device or warrants the continuation of clinical trials.

Our core implantable products have been approved through the PMA or Product Development Protocol (PDP) application process. Most of our other products, including our new products for women’s pelvic organ prolapse were approved through the 510(k) pre-market notification process. We have conducted clinical trials to support our PMA or PDP regulatory approvals.

The FDA and international regulatory authorities also periodically inspect our operations to assure themselves of our compliance with applicable quality system regulations. We must comply with a host of regulatory requirements that apply to medical devices, drug device combination products and human tissue products marketed in the United States and internationally. If we fail to comply with these regulatory requirements, which are subject to change, our business, financial condition, and results of operations could be significantly harmed.

We are also subject to the National Organ Transplant Act, or NOTA, because we provide human tissue in connection with our sling systems for urinary incontinence and female pelvic support. NOTA prohibits the purchase and sale of human organs, including related tissue, for valuable consideration, but it does not prohibit the payment of reasonable expenses associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human tissue. NOTA enables the federal government to impose civil and criminal penalties on those found to have violated this federal statute. With improvements in other biologic solutions, human allograft tissue has become an increasingly smaller portion of our business and is expected to be eliminated from our product offering during 2005.

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

Many third-party payers (including Medicare, Medicaid, and other large, influential payers) are seeking to reduce their costs by denying coverage for certain procedures, including new procedures for which efficacy has not yet been well established, or are reimbursing at rates which do not cover the full cost of procedures. These activities may be particularly detrimental to AMS because we are developing new products for new procedures. These new products and procedures may not find market acceptance because of delays in third-party payer acceptance of the medical value of the new procedures. The reimbursement rates for several procedures that use our products have fluctuated over the last few years, and it is likely that these fluctuations will continue.

We are not able to determine what effect, if any, Medicare reimbursement changes have on our U.S. revenues. We believe the average age of patients receiving our products is less than 60 years old and, therefore, a significant portion of our revenues are not directly affected by Medicare reimbursement trends. Further, the amount that hospitals pay medical device suppliers is not always tied directly to Medicare reimbursement rates. Hospitals may consider the total volume generated by a particular surgical specialty or practice and compensate suppliers at rates higher than Medicare reimbursement rates for particular procedures to maintain volumes on other procedures performed by that specialty. Finally, Medicare reimbursement rates are affected by regional variations and, for inpatient procedures, by disease severity factors, making the correlation between national reimbursement rate adjustments and our sales and pricing less than clear. Ultimately, we cannot predict the frequency or severity of future reimbursement reductions, and such future reductions, if they occur, could have a materially adverse effect on our revenue growth rates and profitability.

Employees

As of January 1, 2005, we employed 627 people in the following areas: 152 in manufacturing; 219 in U.S. sales, marketing and distribution; 68 in administration; 45 in regulatory, clinical and quality assurance; 49 in research and development; and 94 internationally. We do not have any organized labor unions. We believe we have an excellent relationship with our employees.

Financial Information about Geographic Areas

Approximately 20.9 percent, 18.7 percent, and 17.7 percent of our consolidated revenues in 2004, 2003 and 2002 were from sales to customers outside of the United States. See Notes to Consolidated Financial Statements – No. 10 for more information.

Item 1A. Risk Factors

There are several factors that could cause our actual results to differ materially from our anticipated results. Some of these factors, and their impact on the success of our operations and our ability to achieve our goals, are discussed below.

Supplier Risks

Many of our products utilize raw materials or components that are either single or sole sourced. These sources of supply could encounter manufacturing difficulties or may unilaterally decide to stop supplying us because of product liability concerns or other factors. We currently rely on single source suppliers for the silicone and fabric used in our male prostheses and for the porcine dermis and mesh used in many of our female products. Furthermore, we use single sources for the TherMatrx consoles and disposables. A key component of the InhibiZone antibiotic technology is procured from a single source. We mitigate these risks through appropriate inventory levels, defining alternative sources and comprehensive supplier management. The loss of any of these suppliers could have a materially adverse effect on our financial results in the near term, as we would be required to qualify alternate designs or sources.

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

Successful Introduction of New Products and Product Improvements

As part of our growth strategy, we intend to introduce a number of new products and product improvements. If we do not introduce these new products and product improvements on schedule, or they are not well accepted by the market, our growth may be reduced.

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

Actions Related to Reimbursement for Procedures Using our Products

Our physician and hospital customers depend on third party government and non-government entities for reimbursement for services provided to patients. The level of such third party reimbursement may influence whether or not customers purchase our products. Effective January 1, 2004, the Centers for Medicare and Medicaid Services (CMS) increased reimbursement for certain procedures utilizing inflatable penile prostheses and urinary sphincter devices. This increase partially reversed reductions in such reimbursement rates in 2001 and 2002. Our sales history in the U.S. of these devices does not evidence an obvious correlation with changes in CMS reimbursement rates.

The first quarter of 2004, the American Medical Association approved a CPT code for our Her Option cryoablation system to treat excessive uterine bleeding in the physician’s office, which was the first step toward the availability of standard reimbursement for Her Option. In January 2005, CMS published the relative value units to be applied to this therapy, resulting in a national average Medicare allowable payment of $2,602 effective as of January 1, 2005. We do not expect a noticeable effect on sales of Her Option until this data has been incorporated into the reimbursement systems of the individual commercial payers across the country. We can offer no assurances as to the timing or effectiveness the new code and reimbursement level for Her Option procedures will have on the acceptance and practice of this in-office therapy.

Regulatory Approvals and Clinical Results

Regulatory authorities around the world dictate different levels of manufacturing and design information and/or clinical data for various products in order to ensure their safety and efficacy. In the event the data submitted is deemed inadequate or the clinical study results do not support approval, a product may either not be fit for commercialization or may require a redesign.

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

Acquisition Integration

We have acquired businesses in the past, and we may acquire other businesses in the future. Failure to successfully retain critical employees of an acquired company, failure to gain FDA approval for the products of an acquired company, or the inability to establish and maintain appropriate communications, performance expectations, regulatory compliance procedures, accounting controls, and reporting procedures could have a materially adverse affect on our business. We have integrated TherMatrx into our Minnetonka, Minnesota operations and have obtained FDA approval to transfer the manufacture of certain TherMatrx components to our Minnetonka location.

International Sales

During the fiscal 2004, approximately 20.9 percent of our sales were to customers outside the United States. Some of these sales were to governmental entities and other organizations with extended payment terms. A number of factors, including political or economic instability in the countries where we do business, could affect payment terms and our ability to collect foreign receivables. We have little influence over these factors and changes could have a materially adverse impact on our business. In addition, foreign sales are influenced by fluctuations in currency exchange rates, mainly in the euro. In recent periods, our sales have been positively impacted by increases in the value of the euro relative to the U.S. dollar. Decreases in the value of the euro relative to the U.S. dollar would negatively impact our sales.

Manufacturing Facility

We are currently operating with one manufacturing shift and have adequate physical capacity to serve our business operations for the foreseeable future. We do not have a back up facility, and the loss of our Minnetonka facility would have a materially adverse effect on our sales, earnings, and financial condition.

Ongoing Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

During fiscal 2004, we expended significant resources to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Our management has concluded the internal controls over financial reporting are adequate and contain no material weaknesses. Furthermore, our 2004 year-end audit resulted in our external auditors’ ability to attest to our satisfactory assessment of our internal controls over financial reporting with no material weaknesses to report. We realize the requirements of this Act must now be maintained quarterly and are likely to evolve as the result of a reassessment of the Act’s initial implementation. Failure to respond to changes in the requirements of the Act or our inability to comply regularly with the Act’s requirements could have a materially adverse affect on our business as represented by investor confidence and possible fluctuation in our stock price.

Expensing of Stock Options as Required by SFAS 123(R)

In December 2004, the Financial Accounting Standard board issued SFAS No. 123(R), Share-Based Payment, pursuant to which all stock-based compensation awards must be measured and expensed in consolidated financial statements beginning for us with our third fiscal quarter of 2005. Though we have been including footnote disclosure of the impact of the expense that would be recorded under SFAS No. 123 to our earnings and earnings per share in our regularly published SEC filings, the impact of this change to our stock price, and to those throughout the market, is uncertain at this time.

Item 2. Properties

Our corporate headquarters, main warehouse, and manufacturing operations are located in a 180,000 square foot building we own in Minnetonka, Minnesota. We believe we have sufficient capacity to meet production requirements for our products for the foreseeable future.

We lease office space for our international operations in Australia, Brazil, Canada, France, Germany, the Netherlands, Spain and the United Kingdom.

Item 3. Legal Proceedings

We have been and are also currently subject to various legal proceedings and other matters which arise in the ordinary course of business, including product liability claims.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth fiscal quarter of 2004.

Item 4A. Executive Officers of the Registrant

Our executive officers, with their ages and biographical information are as follows:

Name	Age	Title
Douglas W. Kohrs	47	Chairman of the Board; Director

Martin J. Emerson	41	President and Chief Executive Officer; Director

Carmen L. Diersen	44	Executive Vice President and Chief Financial Officer; Corporate Secretary

Ross A. Longhini	43	Executive Vice President and Chief Technology Officer

Lawrence W. Getlin	59	Vice President, Regulatory, Medical Affairs and Quality Systems;
		Corporate Compliance Officer

Janet L. Dick	48	Vice President of Human Resources

Douglas W. Kohrs has served as one of our directors since 1999 and he became Chairman of the Board in March 2004. From 1999 to March 2004, he was our President and from 1999 until January 4, 2005 he also served as our Chief Executive Officer. Mr. Kohrs has 22 years of experience in the medical device industry. He was part of the founding team at Spine-Tech when it was formed in 1991 to develop and commercialize the BAK spinal fusion cage, a novel implantable device to improve the surgical treatment of degenerative disc disease, and was Vice President of Research and Development and Vice President of Marketing. He was General Manager of Sulzer Spine-Tech Inc. from 1998 to 1999. Mr. Kohrs currently serves as a director of Disc Dynamics, Inc., ev3, Inc., and Pioneer Surgical Technologies, all of which are privately-held companies, and Kyphon, Inc., which is a publicly-held company engaged in orthopedic medical devices.

Martin J. Emerson has served as our President and Chief Executive Officer and as a director since January 4, 2005. Mr. Emerson also served as our President and Chief Operating Officer from March 2004 until January 4, 2005. From January 2003 to March 2004, he served as our Executive Vice President, Global Sales and Marketing, and Chief Operating Officer. From 2000 through 2002, he served as Vice President and General Manager of International. Mr. Emerson has over 19 years experience in the medical device field in finance and general management capacities. From 1998 to 2000, he served as General Manager and Finance Director for Boston Scientific Corporation in Singapore. Also in Singapore, he was Vice President and Regional Financial Officer with MasterCard International from 1997 to 1998. Mr. Emerson’s earlier experience was with Baxter International from 1985 to 1997, most recently as Vice President Finance, Hospital Business, Brussels, from 1995 to 1997.

Carmen L. Diersen has served as our Executive Vice President, Chief Financial Officer, and Corporate Secretary since March 2004. From 1992 to 2004, she held positions of increasing domestic and international responsibility in finance, business development, and general management at Medtronic, Inc. Most recently, Ms. Diersen was Vice President, Business Development. From March 2002 through 2003, she was Vice President, General Manager, Musculoskeletal Tissue Services; and from February 1999 through March 2002, she was Vice President of Finance and Administration and Vice President of Business Development, Americas and Asia Pacific. From 1982 to 1992, she held various positions at Honeywell, Inc. Ms. Diersen currently serves as a director of Memry Corporation, a publicly-held company that provides design, engineering, development and manufacturing services to the medical device industry and other industries.

Ross A. Longhini has served as our Executive Vice President and Chief Technology Officer since January 2003. Mr. Longhini has 22 years of experience in the field of medical device product development. From 1998 to 2002, he served in various management positions in Sulzer Spine-Tech of Minnesota including Vice President, Research and Development, Clinical & Regulatory. From 1991 to 1998, he worked at I.V. Infusion Therapy of 3M which was sold to Gaseby in 1996 then purchased by Smiths Medical Systems in 1997. From 1983 to 1991, he worked at 3M Dental Products.

Lawrence W. Getlin, J.D. has served as our Vice President, Regulatory, Medical Affairs, and Quality Systems since 1990 and Corporate Compliance Officer since 2003. He is a member of the American Bar Association and the California State Bar, as well as the U.S. Court of Appeals 9th District, and District Court, Central District of California, and is Regulatory Affairs Certified.

Janet L. Dick has served as our Vice President of Human Resources since 1996. Overall, Ms. Dick has spent 20 years in positions of increasing responsibility within our human resources department and Schneider’s human resources department, both of which were divisions of Pfizer at the time. Her prior human resources career was in banking, commercial construction, and mortgage banking.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently traded on the NASDAQ National Market under the symbol AMMD. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock as reported on the NASDAQ National Market. These prices do not include adjustments for retail mark-ups, mark-downs, or commissions. On January 10, 2005, we announced a two-for-one stock split in the form of a 100% stock dividend. On March 4, 2005, our stockholders approved an increase in the number of authorized shares of voting common stock from 75 million to 200 million (in addition to 20 million previously authorized shares of non-voting common stock), which was necessary to complete the stock split. The stock dividend will be distributed on March 21, 2005 to stockholders of record on March 14, 2005. The following stock prices have been adjusted to give retroactive effect to the stock split for all periods presented.

	2004		2003
	High	Low	High	Low
First quarter	$15.29	$10.60	$8.89	$6.84
Second quarter	$17.02	$12.27	$8.80	$7.07
Third quarter	$18.70	$14.25	$11.62	$8.43
Fourth quarter	$21.84	$16.31	$11.70	$10.03

Holders

On March 10, 2005, there were approximately 125 shareholders of record and 17,733 beneficial stockholders.

Dividends

We have never declared or paid cash dividends. We intend to retain all future earnings for the operation and expansion of our business. We do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. In addition, our current senior credit facility places certain restrictions on paying cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The information in the “Executive Compensation and Other Benefits — Securities Authorized for Issuance Under Equity Compensation Plans” section of our 2005 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 6. Selected Financial Data

The following tables present five years of data (in thousands) from our statement of operations and balance sheet.

Statement of Operations Data	2004	2003	2002	2001	2000

Net sales	$208,772	$168,283	$141,648	$117,938	$100,317
Cost of sales (1)	38,331	27,353	24,605	23,140	21,891

Gross profit	170,441	140,930	117,043	94,798	78,426

Operating expenses
Marketing and selling	72,910	63,107	50,152	44,931	39,277
Research and development	15,786	14,924	11,858	11,899	12,225
In-process research and development (2)	35,000	—	—	—	—
General and administrative	21,617	17,099	13,186	12,047	12,128
Amortization of intangibles	5,708	4,160	3,775	9,374	8,360
Transition and reorganization	—	—	—	1,000	1,000

Total operating expenses	151,021	99,290	78,971	79,251	72,990

Operating income	19,420	41,640	38,072	15,547	5,436

Other (expense) income
Royalty and other	2,249	3,801	4,172	3,187	2,928
Interest, net	(266)	(1,352)	(1,628)	(2,932)	(6,943)
Investment impairment (3)	(4,500)	—	—	(3,400)	—

Total other (expense) income	(2,517)	2,449	2,544	(3,145)	(4,015)

Income before income taxes	16,903	44,089	40,616	12,402	1,421

Provision for income taxes (4)	20,023	15,039	15,730	5,872	1,369

Net (loss) income	($3,120)	$29,050	$24,886	$6,530	$52

Net (loss) income per share (5)
Basic	($0.05)	$0.44	$0.39	$0.11	$0.00
Diluted	($0.05)	$0.42	$0.36	$0.10	$0.00

(1)	During the fourth quarters of 2003 and 2002, we reduced warranty allowance by $3.1 million and $2.9 million, and reduced cost of sales and increased operating income by the same amounts.

(2)	In the third quarter of 2004, we recognized a $35.0 million in-process research and development charge related to the acquisition of TherMatrx. For a more complete description of this item and its impact on financial results see Notes to Consolidated Financial Statements — No. 2.

(3)	During the fourth quarter of 2004, we recognized an investment impairment loss of $4.5 million related to our investment in InjecTx. For a more complete description of this item and its impact on financial results see Notes to Consolidated Financial Statements — No. 5. During 2001, we recognized a $3.4 million investment impairment loss related to our investment in Collagenesis Corporation.

(4)	During the third quarter of 2003, we applied for and recognized U.S. tax benefits related to research and development and extraterritorial income exclusion tax credits for the years 1999 through 2002, resulting in a $1.1 million reduction in 2003 tax expense.

(5)	Amounts per share have been adjusted to give retroactive effect to the March 21, 2005 stock split for all periods presented.

Balance Sheet Data	2004	2003	2002	2001	2000

Cash, cash equivalents, and short-term investments	$51,168	$58,953	$79,429	$28,755	$12,165
Working capital	79,575	92,729	100,371	54,030	25,175
Total assets	300,550	279,327	251,645	235,151	181,262
Long-term liabilities	3,126	12,315	21,945	29,006	42,087
Stockholders’ equity	249,172	240,346	204,262	174,087	109,523

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introductory Overview

American Medical Systems develops and delivers innovative medical solutions to our target patients and physicians. Since becoming an independent company in 1998, we have worked to build a business that delivers consistent revenue and earnings growth, fueled by a robust pipeline of innovative products for significant, under-penetrated markets of patients and their physicians. We have greatly broadened our product line, building on our traditional base of products for erectile restoration and products for men’s incontinence, to include products and therapies targeted at urethral stricture and benign prostatic hyperplasia in men as well as incontinence, pelvic organ prolapse and menorrhagia in women. Our primary physician customers include urologists, gynecologists, and urogynecologists.

On January 10, 2005, we announced a two-for-one stock split in the form of a 100 percent stock dividend. On March 4, 2005, our stockholders approved an increase in the number of authorized shares of voting common stock from 75 million to 200 million (in addition to 20 million previously authorized shares of non-voting common stock), which was necessary to complete the stock split. The stock dividend will be distributed on March 21, 2005 to stockholders of record on March 14, 2005. Our financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

Results of Operations

Sales trends

The following table compares net sales of our product lines and geographies between 2004 and 2003, and between 2003 and 2002.

			$ Increase	% Increase			$ Increase	% Increase
(in thousands)	2004	2003	(Decrease)	(Decrease)	2003	2002	(Decrease)	(Decrease)

Sales
Product Line
Men’s health
Erectile restoration	$74,070	$72,385	$1,685	2.3%	$72,385	$69,554	$2,831	4.1%
Male continence	48,242	39,758	8,484	21.3%	39,758	35,316	4,442	12.6%
Prostate treatments	14,697	4,923	9,774	198.5%	4,923	6,063	(1,140)	-18.8%

Total men’s health	137,009	117,066	19,943	17.0%	117,066	110,933	6,133	5.5%

Women’s health	71,763	51,217	20,546	40.1%	51,217	30,715	20,502	66.7%

Total	$208,772	$168,283	$40,489	24.1%	$168,283	$141,648	$26,635	18.8%

Geography
United States	$165,140	$136,765	$28,375	20.7%	$136,765	$116,523	$20,242	17.4%
Outside United States	43,632	31,518	12,114	38.4%	31,518	25,125	6,393	25.4%

Total	$208,772	$168,283	$40,489	24.1%	$168,283	$141,648	$26,635	18.8%

Percent of total sales
Product Line
Men’s health
Erectile restoration	35.5%	43.0%			43.0%	49.1%
Male continence	23.1%	23.6%			23.6%	24.9%
Prostate treatments	7.0%	2.9%			2.9%	4.3%

Total men’s health	65.6%	69.6%			69.6%	78.3%

Women’s health	34.4%	30.4%			30.4%	21.7%

Total	100.0%	100.0%			100.0%	100.0%

Geography
United States	79.1%	81.3%			81.3%	82.3%
Outside United States	20.9%	18.7%			18.7%	17.7%

Total	100.0%	100.0%			100.0%	100.0%

Men’s health products. Revenue from men’s health products grew 17 percent in 2004, following an increase of 5.5 percent in 2003, primarily driven by the acquisition of TherMatrx, Inc. in the third quarter of 2004 and strength in our male continence products. Erectile restoration products increased 2.3 percent in 2004, and 4.1 percent in 2003. In 2004, a 6.3 percent increase in the average selling price for these products was partially offset by a 3.7 percent reduction in units sold, in part due to 2004 including 52 weeks versus 2003’s 53-week fiscal year. This performance as measured in units sold is reflective of an overall market for erectile restoration implant units in 2004 which was essentially flat. The increase in average selling price was due to InhibiZone antibiotic treated penile implants and the introduction of the Tactile Pump product, which was approved for use by the FDA in July 2004. The 2003 increase in erectile restoration sales was also due to the higher selling price of InhibiZone products. The increase in erectile restoration sales in 2004 and 2003 also reflects higher sales of our non-inflatable implants, including the Dura II product line, which was acquired in 2003.

Increases in unit volume and prices boosted sales of male continence products in 2004 and 2003. Unit sales of the AMS 800 Artificial Urinary Sphincter and the InVance male sling system climbed 12 percent and 38 percent, respectively in 2004, more than doubling the increase registered in 2003. Price and volume increases in both products during 2004 and 2003 resulted from product and procedure improvement.

Prostate treatment sales in 2004 increased $9.8 million over 2003, with the July 2004 acquisition of TherMatrx contributing $10.5 million to 2004 prostate treatment sales. Excluding TherMatrx sales, our prostate product sales declined $0.7 million and $1.1 million during 2004 and 2003, respectively, as we continued to reposition the UroLume product toward obstructive urethral conditions such as urethral stricture.

Women’s health products. Revenue from women’s health products grew 40 percent in 2004, following an increase of 67 percent in 2003, reflecting a continuing shift to the less-invasive self-fixating slings (SPARC, Monarc, and BioArc), partially offset by declining sales of InFast, the conventional bone anchoring device for treating incontinence. Sales of prolapse repair products continued to grow in 2004 on the strength of higher unit volume reflecting new product introductions (Apogee and Perigee) in an expanding market. Uterine health treatments, established in 2003 with the acquisition of Cryogen, contributed less to overall sales in 2004, as the approval of a Current Procedural Terminology (CPT) code in 2004 was not followed by the establishment of a reimbursement level effective until January 2005.

International sales and foreign exchange effects. Our total revenues grew $40.5 million, or 24.1 percent in 2004 from 2003. Of this growth, $3.5 million, or 2.1 percent, was due to favorable currency exchange rates, mainly the euro. In 2003, $3.9 million, or 2.8 percent, of the revenue increase from 2002 was due to favorable currency exchange rates. Because a large share of our expenses associated with European sales are euro-denominated costs, changes in these currency rates do not affect net income and cash flows from operations by the same dollar amount as they affect sales revenues.

Customer location	2004	2003	$ Increase	% Increase	2003	2002	$ Increase	% Increase

Within U.S.	$165,140	$136,765	$28,375	20.7%	$136,765	$116,523	$20,242	17.4%
Outside United States
Before FX Impact	40,098	31,518	8,580	27.2%	27,593	25,125	2,468	9.8%

Subtotal	205,238	168,283	36,955	22.0%	164,358	141,648	22,710	16.0%
Currency Impact	3,534	—	3,534	—	3,925	—	3,925	—

Total	$208,772	$168,283	$40,489	24.1%	$168,283	$141,648	$26,635	18.8%

Operating Expenses

The following table compares the dollar and percentage change in the Statement of Operations between 2004 and 2003, and between 2003 and 2002.

			$ Increase	% Increase			$ Increase	% Increase
(in thousands)	2004	2003	(Decrease)	(Decrease)	2003	2002	(Decrease)	(Decrease)

Net sales	$208,772	$168,283	$40,489	24.1%	$168,283	$141,648	$26,635	18.8%
Cost of sales	38,331	27,353	10,978	40.1%	27,353	24,605	2,748	11.2%

Gross profit	170,441	140,930	29,511	20.9%	140,930	117,043	23,887	20.4%

Operating expenses
Marketing and selling	72,910	63,107	9,803	15.5%	63,107	50,152	12,955	25.8%
Research and development	15,786	14,924	862	5.8%	14,924	11,858	3,066	25.9%
In-process research & development	35,000	—	35,000	n/a	—	—	—	—
General and administrative	21,617	17,099	4,518	26.4%	17,099	13,186	3,913	29.7%
Amortization of intangibles	5,708	4,160	1,548	37.2%	4,160	3,775	385	10.2%

Total operating expenses	151,021	99,290	51,731	52.1%	99,290	78,971	20,319	25.7%

Operating income	19,420	41,640	(22,220)	-53.4%	41,640	38,072	3,568	9.4%

Royalty income	2,079	2,797	(718)	-25.7%	2,797	3,032	(235)	-7.8%
Interest income	517	476	41	8.6%	476	1,130	(654)	-57.9%
Interest expense	(783)	(1,828)	1,045	57.2%	(1,828)	(2,758)	930	33.7%
Investment impairment	(4,500)	—	(4,500)	n/a	—	—	—	—
Other income	170	1,004	(834)	-83.1%	1,004	1,140	(136)	-11.9%

Income before income taxes	16,903	44,089	(27,186)	-61.7%	44,089	40,616	3,473	8.6%
Provision for income taxes	20,023	15,039	4,984	33.1%	15,039	15,730	(691)	-4.4%

Net (loss) income	($3,120)	$29,050	($32,170)	-110.7%	$29,050	$24,886	$4,164	16.7%

The following table shows the Statement of Operations as a percentage of net sales for 2004, 2003, and 2002.

	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	18.4%	16.3%	17.4%

Gross profit	81.6%	83.7%	82.6%

Operating expenses
Marketing and selling	34.9%	37.5%	35.4%
Research and development	7.6%	8.9%	8.4%
In-process research & development	16.8%	0.0%	0.0%
General and administrative	10.4%	10.2%	9.3%
Amortization of intangibles	2.7%	2.5%	2.7%

Total operating expenses	72.3%	59.0%	55.8%

Operating income	9.3%	24.7%	26.9%

Royalty income	1.0%	1.7%	2.1%
Interest income	0.2%	0.3%	0.8%
Interest expense	-0.4%	-1.1%	-1.9%
Investment impairment	-2.2%	0.0%	0.0%
Other income	0.1%	0.6%	0.8%

Income before income taxes	8.1%	26.2%	28.7%
Provision for income taxes	9.6%	8.9%	11.1%

Net (loss) income	-1.5%	17.3%	17.6%

Cost of goods sold. During 2002, and continuing into 2003, we experienced a significant decrease in warranty claims. These decreases were primarily due to improvements in the quality and durability of our products and our claims processing procedures. As a result, cost of goods sold in 2003 and 2002 reflect favorable reductions in warranty allowance of $3.1 million and $2.9 million, respectively.

Cost of goods sold as a percentage of sales increased 2.1 percentage points from 2003 to 2004. Of this increase, 1.9 percentage points, or $3.1 million, is due to the 2003 reduction in our warranty allowance. Partially offsetting the 2003 warranty allowance impact is the 0.3 percentage point favorable impact of foreign currency. The remaining .5 percentage points increase in 2004 cost of good sold as a percentage of sales is due mainly to the costs of integrating TherMatrx and product mix changes, partially offset by higher production volumes. Cost of goods sold as a percent of sales has generally benefited from relatively fixed overhead costs, which account for more than a quarter of our cost of goods sold being spread over higher manufacturing volumes.

In 2003, cost of goods sold as a percentage of sales decreased 1.1 percentage points from 2002. Of this decrease 0.3 percentage points, or $3.9 million, was due to favorable currency impact on revenue in 2003. The remaining .8 percentage point decrease in 2003 was due to higher production volumes and product mix changes. Future cost of goods sold will continue to depend on production levels, labor costs, raw material costs and product mix.

Marketing and selling. Marketing and selling expenses increased in 2004 due to additional U.S. sales personnel and the addition of the TherMatrx sales organization. Both of these additions were in support of the $40.5 million increase in 2004 net sales from 2003. However, marketing and selling expenses as a percentage of net sales decreased 2.6 percent from 2003 as we leveraged prior investments in this area. The increase in 2003 from 2002 reflects the expansion of our work with (1) gynecologists for Her Option by establishing a separate direct gynecology sales force; (2) other women’s health products; and (3) erectile restoration patients. In addition, we spent approximately $1.2 million during 2003 to consolidate much of our European marketing and selling operations into a new shared service center in Amsterdam. We expect to continue investing in marketing and selling in support of increasing sales levels, but expect marketing and selling expenses will decrease as a percentage of sales.

Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. Over 40 percent of the 2004 research and development increase relates to additional personnel and research and development expenditures associated with our acquisition of TherMatrx. Cost increases during 2003 were primarily to support Her Option and other women’s health products. We expect total spending in research and development, over the longer term, to be in the range of 8 to 10 percent of sales.

In-process research and development. The 2004 in-process research and development (IPR&D) expense relates to our acquisition of TherMatrx in July 2004. In accordance with the rules of purchase accounting, we recognized a one-time charge of $35.0 million related to value assigned to IPR&D for a transurethral microwave therapy device that had not yet reached technological feasibility and had no future alternative use. This device will provide a therapeutic dose of microwave energy to the patient’s prostate to treat benign prostate hyperplasia. This device includes updated components, new software, and a significantly updated user interface. In fiscal 2004, we incurred $0.4 million in costs, and expect to incur $0.8 million in fiscal 2005.

This device will be subject to approval by the FDA. With an anticipated launch in 2006, this capital device will replace the current capital equipment component of the TherMatrx system.

We used the excess earnings method to estimate the fair value of the IPR&D, using projections for incremental sales and expenses associated with the new device for the years 2006 through 2014. No incremental sales and expenses for the device are expected after 2014, as yet-to-be defined products are expected to replace this device by that time.

General and administrative. General and administrative cost increases in 2004 compared to 2003 were mainly due to $1.7 million of professional fees and services associated with Sarbanes-Oxley compliance, $0.8 million of international bad debt expense, $0.7 million of legal costs related to intellectual property matters and $0.6 million due to the acquisition of TherMatrx. Major cost increases during 2003 were due to $2.0 million of additional costs related to the CryoGen operation, including the relocation of the San Diego operation to Minnesota in the fourth quarter of 2003, $0.6 million of additional product liability insurance expenses, and $0.2 million of costs to support the extension of communication and information systems to our European offices.

Amortization of intangibles. The increase in intangible amortization in 2004 compared to 2003 is primarily due to the amortization of definite-lived assets from the TherMatrx acquisition. The increase in amortization expense in 2003 compared to 2002 reflects the amortization of definite-lived assets from the CryoGen and Dura II acquisitions. For a more complete description of this change and its impact on financial results see Notes to Consolidated Financial Statements – No. 2.

Other income (expense)

Royalty income. Most of our royalty income is from the license of our stent-delivery technology for medical use outside of urology. This perpetual exclusive worldwide license was entered into during 1998 and is expected to continue to 2009. We receive a royalty equal to 2.625 percent of net sales of licensed products on a quarterly basis. We do not directly influence sales of the products on which this royalty is based and cannot give any assurance as to future income levels.

Interest income. The increase in 2004 reflects an increase in rates partially offset by lower cash balances in the interest bearing accounts. Cash balances declined due to prepayment of the credit facility in July 2004 (see Notes to Consolidated Financial Statements – No. 7) and the consideration paid for TherMatrx in July 2004 (see Notes to Consolidated Financial Statements – No. 2). Interest income was lower in 2003 than in 2002 due to lower cash balances as a result of the CryoGen and Dura II acquisitions in 2003, and lower interest rates.

Interest expense. Interest expense decreased in 2004 as a result of the termination of our prior credit facility in July 2004. The decline during 2003 reflects a $7.6 million decline in notes payable, as well as the expiration of our interest rate swap agreement on June 30, 2003. We had hedged a portion of our original $65.0 million variable rate term loan, as required by our prior senior credit facility, by entering into an interest rate swap agreement in which we agreed to exchange, at specified intervals, the calculated difference between the fixed interest rate of the swap and the variable interest rate on a portion of our debt. Pre-tax expense from this agreement was $0.9 million during 2003. We did not renew the swap agreement and have no requirement for such an agreement under our new credit facility.

Investment impairment. We recognized a $4.5 million loss associated with the write-off of our common and preferred stock investment in InjecTx, a company focused on the development of ethanol ablation systems for prostate treatments. We own 19% of the stock of InjecTx and signed an exclusive, long-term agreement with InjecTx to distribute its injection system worldwide. For a more complete description of this change, see Notes to Consolidated Financial Statements – No. 5.

Other. Other income in 2004 and 2003 is due mainly to gains resulting from the fluctuations in foreign currencies, mainly the euro, against the U.S. dollar and relate primarily to translating foreign denominated inter-company receivables to current rates. Other income in 2002 reflects a gain on pension plan termination. On January 1, 2002, we terminated the AMS Retirement Annuity Plan. At the time of this termination, we contributed approximately $5.8 million to the pension plan and recorded a gain on pension plan termination of $0.7 million. This contribution to the pension plan fully funded under-funded pension plan liabilities that had accrued due to declining investment balances in the plan and low interest rates, and funded early retirement benefits.

Income tax expense

In 2004, the reported tax rate of 118.5 percent was higher than the effective tax rate applied to taxable income due to the $35.0 million in-process research and development charge and the $4.5 million investment impairment charge, both of which are not currently deductible for tax purposes. We expect our effective tax rate for 2005 to be approximately 35.5 percent.

The 2003 reported tax rate was 34.1 percent including the $1.1 million tax benefit recognized with the application for certain U.S. tax benefits related to research and development tax credits and extraterritorial income exclusion for the years 1999 through 2002.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments were $51.2 million as of January 1, 2005, compared to $59.0 million as of January 3, 2004. The decrease is primarily due to the acquisition of TherMatrx in July 2004, and the early repayment of amounts owed under the credit facility, which was terminated in July 2004. These decreases were partially offset by cash flow from operations.

Cash flows from operating activities

Cash provided from operations in 2004 totaling $49.0 million represents an increase of $14.9 million over 2003, primarily reflecting the increase in overall gross profit and a reduction in working capital requirements, partially offset by investments in marketing and selling, and general and administrative expenses.

Cash provided from operations in 2003 was $34.1 million, an increase of $5.3 million over 2002. This was due to an increase in net income, adjusted for non-cash expenses of depreciation and amortization and partially offset by increases in working capital.

Cash flows from investing activities

Cash used in investing activities was $61.1 million and $50.6 million in 2004 and 2003, and cash provided by investing activities was $24.1 million in 2002. During 2004, 2003 and 2002, we purchased property, plant and equipment totaling $3.7 million, $6.5 million and $1.7 million, respectively. During 2004, we had net purchases of investments totaling $15.5 million, and in 2002 we had net sales of investments totaling $27.8 million. During 2004, we had a net cash outlay of $39.4 million related to the acquisition of TherMatrx, and a $2.5 million cash outlay for a cross-licensing agreement covering patents related to the field of female pelvic health. During 2003, we had a net cash outlay of $44.1 million related to the acquisition of CryoGen, Inc. and the purchase of the Dura II line of erectile restoration products from Endocare, Inc. During 2002, we made an additional $1.0 million investment in InjecTx relating to one of our prostate treatment products (reported as a technology investment) and made an additional $1.0 million investment to acquire worldwide distribution rights to a porcine dermis graft material used in sling and pelvic prolapse procedures (reported as a purchase of intangibles).

Cash flows from financing activities

Cash used in financing activities was $10.3 million, $4.9 million and $2.6 million during 2004, 2003 and 2002, respectively. Cash received under our stock option and employee stock purchase plans was $6.1 million, $2.7 million and $2.4 million during 2004, 2003 and 2002, respectively. Payments made under our senior credit facility were $16.4 million, $7.6 million and $4.9 million during 2004, 2003 and 2002, respectively.

On July 8, 2004, we repaid the remaining balance of $12.9 million under our prior senior credit facility and terminated the facility. This facility, which was set to expire in September 2005, was replaced with a new facility on January 20, 2005. The new agreement provides for a $150.0 million senior unsecured five-year revolving facility (U.S. dollars only), with a $20.0 million sub-limit for the issuance of standby and commercial letters of credit, and a $10.0 million sub-limit for swing line loans. At our option, any loan under the credit agreement (other than swing line loans) bears interest at a variable rate based on LIBOR or an alternative variable rate based on either prime rate or the federal funds effective rate, in each case plus a basis point spread determined by reference to our leverage ratio. We have the option of increasing the aggregate maximum principal amount under the facility by $60.0 million. Funds are available under the credit facility for working capital and other lawful purposes, including permitted acquisitions. There are currently no borrowings under the facility.

The new credit agreement contains standard affirmative and negative covenants, including the two financial covenants set forth below:

Credit facility
Covenant	requirements
Leverage ratio	< 2.75
Interest coverage ratio	> 3.00

The covenants also restrict: (a) the making of investments, the payment of dividends and other payments with respect to capital, the disposition of material assets other than in the ordinary course of business and mergers and acquisition if such actions would cause our leverage ratio to be greater than 2.50 to 1.00, (b) transactions with affiliates unless such transactions are completed in the ordinary course of business and upon fair and reasonable terms, (c) the incurrence of liens and (d) substantial changes in the nature of our business. The credit agreement also contains customary events of default, including, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, monetary judgment defaults in excess of specified amounts, cross-defaults to certain other agreements, change of control and ERISA defaults.

Contractual Obligations

The following table sets forth the future commitments (in thousands) under the senior credit facility (see Notes to Consolidated Financial Statements – No. 7) and operating leases.

		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years

Credit facility (commitment fees)	$825	$165	$330	$330	—
Automobile leases	2,094	823	854	417	—
Office and facility rent	1,065	457	361	247	—

Total	$3,984	$1,445	$1,545	$994	—

The automobiles are used by sales personnel. The lease terms for automobiles are typically three years. The office and facility rent includes the CryoGen manufacturing facility in San Diego, the TherMatrx facility in Northbrook, Illinois, and sales offices outside the U.S. The lease for the CryoGen facility expires on August 31, 2005. We have sublet the premises for the remaining lease term. The lease for the TherMatrx facility expires January 31, 2006.

In 2003, we acquired CryoGen, Inc. Pursuant to the acquisition agreement, we will pay CryoGen’s former shareholders an earnout payment equal to three times our net revenues from sales of CryoGen’s products over a period of four consecutive quarters ending three years after closing, less $40.0 million. If our net product revenues attributable to sales of CryoGen’s products during any such four-quarter period do not exceed $13.3 million, no earnout payment will be made. The maximum amount of the earnout payment is $110.0 million. This transaction is more fully described in our Form 8-K filed with the SEC on January 6, 2003. We do not currently anticipate an earnout payment to the former CryoGen shareholders.

On July 15, 2004, we acquired TherMatrx, Inc. At closing, the shareholders of TherMatrx were initially paid cash consideration of $40.5 million. We deposited $4.0 million of this initial consideration in escrow to be held for six months after closing of the merger to cover certain contingencies, and the balance was distributed to former TherMatrx shareholders. We used cash on hand to make the initial payment of $40.5 million. Included in the $40.5 million initial payment was $0.5 million for an estimated increase in net asset value. There was no increase in net asset value, and we were repaid the $0.5 million in February 2005 when the amount in escrow was distributed to former TherMatrx shareholders. In addition to the initial closing payment, we will make contingent payments based on the net product revenues attributable to sales of the TherMatrx Dose Optimized Thermotherapy (DOT) product. These contingent payments will equal four times the aggregate sales of DOT products over a period of six consecutive fiscal quarters (which began on July 5, 2004 and will end on December 31, 2005) minus $40.0 million. The contractual range of contingent payments is from zero to $210.0 million which would result in a total purchase price of $40.0 million up to a maximum of $250.0 million (including the initial payment). These contingent payments will be accounted for as goodwill. At the end of the fourth quarter of 2004, we incurred our first contingent payment to former TherMatrx shareholders in the amount of $0.9 million, payable in the first quarter of 2005.

We believe that funds generated from operations, together with our balances in cash and cash equivalents along with funds available under our senior credit facility, will be sufficient to finance current operations, planned capital expenditures, and commitments to former TherMatrx and CryoGen shareholders through the terms of these agreements.

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

Revenue Recognition Policy

We sell our products primarily through a direct sales force. Approximately 44 percent of our revenue is generated from consigned inventory or from inventory with field representatives. For these products, revenue is recognized at the time the product has been used or implanted. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to customers, providing there are no remaining performance obligations required from us or any matters requiring customer acceptance. In cases where we utilize distributors or ship product directly to the end user, we recognize revenue upon shipment provided all revenue recognition criteria have been met. We record estimated sales returns, discounts and rebates as a reduction of net sales in the sale period revenue is recognized.

All of our customers have rights of return for the occasional ordering or shipping error. We maintain an allowance for these returns and reduce reported revenue for expected returns from shipments during each reporting period. This allowance is based on historical and current trends in product returns. At January 1, 2005, this allowance was $2.3 million, an increase of $0.6 million from January 3, 2004.

Allowance for Doubtful Accounts

We estimate the allowance for doubtful accounts by analyzing those accounts receivable that have reached their due date and by applying rates based upon historical write-off trends and specific account reserves. Accounts are written off sooner in the event of bankruptcy or other circumstances that make further collection unlikely. When it is deemed probable that a customer account is uncollectible, that balance is written off against the existing allowance. Different estimates could have material variances in the amount and timing of our reported results for any period. In addition, actual results could be different from current estimates, possibly resulting in increased future charges to earnings.

At January 1, 2005, the allowance for doubtful accounts was $2.0 million, compared to $1.0 million on January 3, 2004. This increase relates to sales growth and an increased provision on international receivables. The allowance was 4.1 percent and 3.0 percent of gross accounts receivable at the end of 2004 and 2003, respectively.

Inventory Valuation

Inventories are stated at the lower of cost or market determined on the first-in-first-out method. Each quarter, we evaluate our inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical loss trends, expected product lives, product at risk of expiration, sales levels by product, and projections of future sales demand. We reserve inventories we consider obsolete. In addition, we record an allowance for inventory quantities in excess of forecasted demand. Inventory allowances were $1.7 million and $1.9 million at the end of 2004 and 2003. The reduction reflects enhanced inventory management practices. If future demand or market conditions are less favorable than current estimates, additional inventory adjustments would be required and would adversely affect income in the period the adjustment is made.

Warranty Accrual / Allowance

We warrant all of our products to be free from manufacturing defects. In addition, if a product fails, we may provide replacements at no cost or a substantial discount from list price. We maintain a warranty allowance to cover the cost of replacements for our erectile restoration, incontinence, BPH, and menorrhagia products. When we sell products, we record an expense for the expected costs of future warranty-related claims, and increase the warranty allowance by an equivalent amount. We reduce the warranty allowance by the cost of the replacement device when an actual claim is awarded. Thus, the balance of the warranty allowance is an estimate of the future cost of honoring our warranty obligation. Factors influencing this estimate include historical claim rates, changes in product performance, frequency of use by the patient, the patient’s performance expectations, and changes in the terms of our product replacement policy. Product reliability is a function of raw material properties, manufacturing processes, and surgical technique.

During 2002, we noted a significant decrease in warranty claims. With further investigation, we concluded that this decrease was the result of recent improvements in the quality and durability of our products and changes in our claims processing. Because we expected these trends to affect warranty claims for the foreseeable future, we determined that the warranty allowance should be reduced by approximately $2.9 million. In 2003, the trend of lower claims experience continued, and further analysis indicated another adjustment of $3.1 million to the accrued warranty allowance was appropriate. These adjustments have been recorded as reductions to cost of goods sold and as increases in reported operating income and net income. At January 1, 2005, our accrued warranty allowance was $1.5 million compared to $1.3 million at January 3, 2004. Of the $0.2 million increase reported in warranty allowances, most was due to the acquisition of TherMatrx. If we experience further changes in any of the factors that influence this estimate, we will make additional adjustments to this accrued warranty allowance.

Product Liability Accrual

Each quarter, we estimate the uninsured portion of legal representation and settlement costs of product liability claims and lawsuits. This evaluation consists of reviewing historical claims costs as well as assessing future trends in medical device liability cases. Social and political factors, as well as surgeon and medical facility responsibility, make litigation costs hard to predict. Accruals for future litigation costs were $0.7 million at January 1, 2005, versus $1.3 million at January 3, 2004. During 2004, we reduced our accrual by $0.6 million to reflect a change in estimate related to identified claims and lawsuits in our 2004 year end accrual balance. If, in the future, we determine that this accrual is inadequate, the adjustment would reduce reported income in the period we recorded the adjustment.

Valuation of IPR&D, Goodwill and Other Intangible Assets

When we acquire another company, the purchase price is allocated, as applicable, between in-process research and development (IPR&D), other identifiable intangible assets, tangible assets, and goodwill as required by U.S. GAAP. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D and other intangible assets requires significant estimates. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.

Goodwill is the excess of the purchase price over the fair value of net assets, including IPR&D, of acquired businesses. We assess goodwill impairment indicators quarterly, or more frequently, if a change in circumstances or the occurrence of events suggest the remaining value may not be recoverable. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $102.4 million as of January 1, 2005 and $99.0 million as of January 3, 2004.

Other intangible assets consist primarily of purchased technology, patents, and trademarks and are amortized using the straight-line method over their estimated useful lives. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $44.8 million as of January 1, 2005 and $17.5 million as of January 3, 2004.

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

We have significant amounts of deferred tax assets that are reviewed for recoverability and then valued accordingly. We evaluate the realizable value of the deferred tax assets on a quarterly and yearly basis, as well as assess the need for valuation allowances by considering historical levels of income, estimates of future taxable income, and the impact of tax planning strategies. We record a valuation allowance to reduce deferred tax assets when we believe all or part of our deferred tax assets will not be realized.

Valuation allowances for 2004 and 2003 of $0.9 million and $0.7 million, respectively, are maintained to offset tax loss carry forwards created in a foreign jurisdiction, which, if subsequently recognized, would be allocated to goodwill. In addition, in 2004 a $1.7 million valuation allowance was established for the capital loss carry forward related to the investment impairment (see Notes to Consolidated Financial Statements – No. 13). No other allowances against net deferred tax assets are maintained at January 1, 2005. If a determination is made that we would not realize all or part of the deferred tax assets, an adjustment to the deferred tax asset valuation allowance and a charge to income in the period of the determination would be made.

Recent Accounting Pronouncements

See Notes to Consolidated Financial Statements – No.1, Recent Accounting Pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

We do not believe that the interest rate risk on earnings is material given our level of investments and their short-term nature. Also, we do not believe that the interest rate risk on expenses is material given the forecast level and timing of borrowings required in 2005.

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

During fiscal 2004 and 2003, revenues from sales to customers outside the United States were 20.9 percent and 18.7 percent of total consolidated revenues, respectively, and international accounts receivable, inventory, cash, and accounts payable were 36.2 percent, 5.4 percent, 23.6 percent, and 15.2 percent of total consolidated accounts for each of these items as of January 1, 2005. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar in fiscal 2004 levels relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $2.0 million during 2004.

At January 1, 2005, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $21.6 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $2.2 million. Actual amounts may differ.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and the reports of our independent registered public accounting firm are included in this Annual Report on Form 10-K beginning on page F-1. The index to this report and the financial statements is included in Item 15.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance to our management and our Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of January 1, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of January 1, 2005, our internal control over financial reporting is effective based on those criteria.

Our assessment of the effectiveness of internal control over financial reporting as of January 1, 2005, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Ernst & Young’s attestation report on AMS management’s assessment of internal control over financial reporting appears on page F-1 of this Form 10-K.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Registrant

The information in the “Election of Directors-Information About Nominees and other Directors” section of our 2005 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Executive Officers of the Registrant

Information about our executive officers is included in this Annual Report on Form 10-K under Item 4A, “Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

The information in the “Principal Shareholders and Management Beneficial Ownership” section of our 2005 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Audit Committee Financial Expert

The information in the “Election of Directors — Board and Board Committees” section of our 2005 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Identification of the Audit Committee

The information in the “Election of Directors — Board and Board Committees” section of our 2005 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Code of Ethics

Our Code of Ethics for Senior Financial Management applies to our chief executive officer, chief financial officer, controller, and other employees performing similar functions who have been identified by the chief executive officer, and meets the requirements of the Securities and Exchange Commission. We have posted our Code of Ethics for Senior Financial Management on our website, at www.AmericanMedicalSystems.com. We intend to disclose any amendments to and any waivers from a provision of our Code of Ethics for Senior Financial Management on our website within five business days following such amendment or waiver. The information contained or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any report that we file with or furnish to the Securities and Exchange Commission.

Item 11. Executive Compensation

The information in the “Election of Directors—Director Compensation,” “Executive Compensation and Other Benefits — Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation and Other Benefits — Compensation Committee Report on Executive Compensation,” sections of our 2005 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the “Executive Compensation and Other Benefits—Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders and Management Beneficial Ownership” sections of our 2005 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions

The information in the “Certain Transactions” section of our 2005 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services

The information in the “Audit Committee Report—Audit and Non-Audit Fees” section of our 2005 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) Financial Statements

Our following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm thereon are included herein (page numbers refer to pages in this Annual Report on Form 10-K).

(b) Financial Statement

Our schedule of valuation and qualifying accounts (in thousands) should be read in conjunction with the consolidated financial statements (page numbers refer to pages in this Annual Report on Form 10-K). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Schedule II – Valuation and Qualifying Accounts.	F-27

(c) Exhibits

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index on pages E-1 to E-3 to this Report. A copy of any of the exhibits listed in the Exhibit Index will be sent at a reasonable cost to any stockholder as of March 18, 2005, upon receipt from any such person of a written request for any such exhibit. Requests should be sent to the attention of Corporate Secretary, American Medical Systems, Inc., 10700 Bren Road West, Minnetonka, Minnesota 55343.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit (or incorporated by reference) to this Annual Report on Form 10-K:

1.	Amended and Restated Employment Agreement, dated January 5, 2005, between Douglas W. Kohrs and American Medical Systems, Inc.

2.	Employment Agreement, dated April 26, 2004, between Martin J. Emerson and American Medical Systems, Inc.

3.	First Amendment to Employment Agreement, dated January 5, 2005, between Martin J. Emerson and American Medical Systems, Inc.

4.	Stock Option Agreement, dated April 23, 1999, between Douglas Kohrs and American Medical Systems, Inc.

6.	Consulting Agreement, dated September 1, 1999, between Medical Genesis and American Medical Systems, Inc.

7.	Employment Agreement, dated January 1, 2003, between Ross Longhini and American Medical Systems, Inc.

8.	Employment Agreement, dated March 9, 2004, between Carmen L. Diersen and American Medical Systems, Inc.

9.	2000 Equity Incentive Plan, as amended.

10.	Form of Incentive Stock Option Agreement.

11.	Form of Non-Qualified Stock Option Agreement.

12.	Employee Stock Purchase Plan.

13.	2005 Executive Variable Incentive Plan.

FINANCIAL STATEMENTS AND NOTES THERETO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Medical Systems Holdings, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting included in Item 9A, that American Medical Systems Holdings, Inc. maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Medical Systems Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that American Medical Systems Holdings, Inc. maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Medical Systems Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Medical Systems Holdings, Inc. as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2005 of American Medical Systems Holdings, Inc. and our report dated March 8, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Medical Systems Holdings, Inc.

We have audited the accompanying consolidated balance sheets of American Medical Systems Holdings, Inc. and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2005. Our audits also included the financial statement schedules listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Medical Systems Holdings, Inc. and subsidiaries at January 1, 2005 and January 3, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Medical Systems Holdings, Inc.’s internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed in an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
March 8, 2005

American Medical Systems Holdings, Inc.

Consolidated Balance Sheets
(In thousands, except share and per share data)

	January 1, 2005	January 3, 2004
Assets
Current assets
Cash and cash equivalents	$35,689	$58,953
Short term investments	15,479	—
Accounts receivable, net	46,984	33,507
Inventories, net	21,719	18,402
Deferred income taxes	4,855	5,637
Other current assets	3,101	2,896

Total current assets	127,827	119,395

Property, plant and equipment, net	22,065	25,489
Goodwill	102,365	98,989
Intangibles, net	44,792	17,466
Deferred income taxes	2,911	12,991
Investment in technology and other assets	590	4,997

Total assets	$300,550	$279,327

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,237	$4,621
Accrued compensation expenses	10,783	6,776
Accrued warranty expense	1,451	1,338
Income taxes payable	2,982	1,667
Other accrued expenses	8,835	5,105
Contingent liability on acquisition	19,964	—
Current portion of notes payable	—	7,159

Total current liabilities	48,252	26,666

Accumulated post retirement benefit obligation	3,126	3,110
Long-term notes payable	—	9,205

Stockholders’ equity
Common stock, par value $.01 per share; authorized 220,000,000 shares; issued and outstanding:
67,478,544 shares at January 1, 2005 and 66,270,708 shares at January 3, 2004	675	663
Additional paid-in capital	210,163	202,009
Deferred compensation	—	(24)
Accumulated other comprehensive income	5,123	1,367
Retained earnings	33,211	36,331

Total stockholders’ equity	249,172	240,346

Total liabilities and stockholders’ equity	$300,550	$279,327

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.

Consolidated Statements of Operations
(In thousands, except per share data)

	2004	2003	2002
Net sales	$208,772	$168,283	$141,648
Cost of sales	38,331	27,353	24,605

Gross profit	170,441	140,930	117,043

Operating expenses
Marketing and selling	72,910	63,107	50,152
Research and development	15,786	14,924	11,858
In-process research and development	35,000	—	—
General and administrative	21,617	17,099	13,186
Amortization of intangibles	5,708	4,160	3,775

Total operating expenses	151,021	99,290	78,971

Operating income	19,420	41,640	38,072

Other income (expense)
Royalty income	2,079	2,797	3,032
Interest income	517	476	1,130
Interest expense	(783)	(1,828)	(2,758)
Investment impairment	(4,500)	—	—
Other income	170	1,004	1,140

Total other (expense) income	(2,517)	2,449	2,544

Income before income taxes	16,903	44,089	40,616

Provision for income taxes	20,023	15,039	15,730

Net (loss) income	($3,120)	$29,050	$24,886

Net (loss) income per share
Basic	($0.05)	$0.44	$0.39
Diluted	($0.05)	$0.42	$0.36

Weighted average common shares used in calculation
Basic	67,006	65,708	64,464
Diluted	67,006	68,626	68,352

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

						Accumulated
			Additional	Retained		Other
	Common Stock		Paid-In	Earnings	Deferred	Comprehensive
	Shares	Par Value	Capital	(Deficit)	Compensation	(Loss) Income	Total
Balances at December 29, 2001	63,921	$639	$194,311	($17,605)	($448)	($2,810)	$174,087
Comprehensive income
Net income	—	—	—	24,886	—	—	24,886
Net loss on derivative financial instruments, net of tax	—	—	—	—	—	(271)	(271)
Amounts reclassified to interest expense during the period from derivative and hedging activities, net of tax	—	—	—	—	—	973	973
Foreign currency translation adjustment, net of tax	—	—	—	—	—	971	971

Total comprehensive income							26,559

Issuance of common stock
Stock options exercised	990	10	1,648	—	—	—	1,658
Employee stock purchase plan	84	1	692	—	—	—	693
Direct grants	4	—	20	—	—	—	20

Compensation cost of stock options issued to non-employees	—	—	26	—	—	—	26
Income tax benefit from stock option plans	—	—	1,043	—	—	—	1,043
Amortization of deferred compensation	—	—	—	—	176	—	176
Deferred compensation forfeitures	—	—	(74)	—	74	—	—

Balances at December 28, 2002	64,999	$650	$197,666	$7,281	($198)	($1,137)	$204,262

Comprehensive income
Net income	—	—	—	29,050	—	—	29,050
Net loss on derivative financial instruments, net of tax	—	—	—	—	—	(5)	(5)
Amounts reclassified to interest expense during the period from derivative and hedging activities, net of tax	—	—	—	—	—	460	460
Foreign currency translation adjustment, net of tax	—	—	—	—	—	2,049	2,049

Total comprehensive income							31,554

Issuance of common stock
Stock options exercised	1,154	12	1,901	—	—	—	1,913
Employee stock purchase plan	116	1	775	—	—	—	776
Direct grants	2	—	11	—	—	—	11
Compensation cost of stock options issued to non-employees	—	—	24	—	—	—	24
Income tax benefit from stock option plans	—	—	1,670	—	—	—	1,670
Amortization of deferred compensation	—	—	—	—	136	—	136
Deferred compensation forfeitures	—	—	(38)	—	38	—	—

Balances at January 3, 2004	66,271	$663	$202,009	$36,331	($24)	$1,367	$240,346

American Medical Systems Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (continued)
(In thousands)

						Accumulated
			Additional	Retained		Other
	Common Stock		Paid-In	Earnings	Deferred	Comprehensive
	Shares	Par Value	Capital	(Deficit)	Compensation	(Loss) Income	Total
Balances at January 3, 2004	66,271	$663	$202,009	$36,331	($24)	$1,367	$240,346
Comprehensive income
Net loss	—	—	—	(3,120)	—	—	(3,120)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	3,772	3,772
Unrealized (loss) on available-for-sale securities, net of tax						(16)	(16)

Total comprehensive loss							636
Issuance of common stock:
Stock options exercised	1,124	11	5,095	—	—	—	5,106
Employee stock purchase plan	84	1	959	—	—	—	960
Compensation cost of stock options issued to non-employees	—	—	54	—	—	—	54
Income tax benefit from stock option plans	—	—	2,047	—	—	—	2,047
Amortization of deferred compensation	—	—	—	—	23	—	23
Deferred compensation forfeitures	—	—	(1)	—	1	—	—

Balances at January 1, 2005	67,479	$675	$210,163	$33,211	$—	$5,123	$249,172

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.

Consolidated Statements of Cash Flow
(In thousands)

	2004	2003	2002

Cash flows from operating activities
Net (loss) income	($3,120)	$29,050	$24,886

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	7,052	6,487	3,935
Loss on asset disposals	243	224	36
Amortization of intangibles	5,708	4,160	3,775
Amortization of deferred financing costs	450	270	420
Non-cash in-process research and development charge	35,000	—	—
Non-cash investment impairment	4,500	—	—
Non-cash deferred compensation	77	171	222
Income tax benefit related to stock option plans	2,047	1,670	1,043
Change in net deferred taxes	2,529	3,117	3,652

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,009)	(3,906)	(1,215)
Inventories	(369)	(3,108)	673
Accounts payable and accrued expenses	1,835	(3,526)	(7,857)
Other assets	250	(473)	(732)

Net cash provided by operating activities	49,193	34,136	28,838

Cash flows from investing activities
Purchase of property, plant and equipment	(3,686)	(6,450)	(1,695)
Purchase of business, net of cash acquired	(39,418)	(44,135)	—
Purchase of investments in technology	(2,500)	—	(1,000)
Purchase of short-term investments	(19,633)	—	(9,446)
Sale of short-term investments	4,154	—	37,242
Purchase of other intangibles	—	—	(1,010)

Net cash (used in) provided by investing activities	(61,083)	(50,585)	24,091

Cash flows from financing activities
Issuance of common stock	6,066	2,689	2,351
Payments on long-term debt	(16,364)	(7,636)	(4,909)

Net cash used in financing activities	(10,298)	(4,947)	(2,558)

Effect of exchange rates on cash	(1,076)	920	303

Net (decrease) increase in cash and cash equivalents	(23,264)	(20,476)	50,674

Cash and cash equivalents at beginning of period	$58,953	$79,429	28,755

Cash and cash equivalents at end of period	$35,689	$58,953	$79,429

Supplemental disclosure
Cash paid for interest	$358	$1,643	$2,447
Cash paid for taxes	$14,807	$9,255	$10,308

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description and Significant Accounting Policies

Business Description

American Medical Systems Holdings, Inc. manufactures and markets a broad line of proprietary surgical products to urologists and gynecologists for erectile restoration, benign prostatic hyperplasia (BPH), male urethral stricture, urinary and fecal incontinence, menorrhagia, and pelvic organ prolapse.

Principles of Consolidation

The consolidated financial statements include the accounts of American Medical Systems Holdings, Inc. and its subsidiaries after elimination of inter-company transactions and accounts.

Accounting Periods

We have a 52-or 53-week fiscal year ending on the Saturday nearest December 31. Accordingly, fiscal years 2004, 2003, and 2002 ended on January 1, 2005; January 3, 2004; and December 28, 2002; respectively, and are identified herein as 2004, 2003, 2002. Fiscal years 2002 and 2004 consisted of 52 weeks, and 2003 consisted of 53 weeks.

Stock Split

On January 10, 2005, we announced a two-for-one stock split in the form of a 100% stock dividend. On March 4, 2005, our stockholders approved an increase in the number of authorized shares of voting common stock from 75 million to 200 million (in addition to 20 million previously authorized shares of non-voting common stock), which was necessary to complete the stock split. The stock dividend will be distributed on March 21, 2005 to stockholders of record on March 14, 2005. Our financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

Cash and Cash Equivalents

For financial reporting purposes, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Our cash and cash equivalent balances are primarily with two investment managers, and the majority is invested in daily money market funds, and high-grade commercial paper, and are carried at cost which approximates market.

Short-Term Investments

We classify investments as available-for-sale securities and record them at fair value.

The following table identifies short-term investments by contractual maturity dates:

(in thousands)	Fair Value	Maturity

Municipal notes and bonds	$11,253	Less than 1 year
Certificates of deposit	586	Less than 1 year
Municipal variable rate	3,640	Greater than 10 years

Short-term investments	$15,479

The total amount of unrealized losses for 2005 was $0.03 million and was recorded, net of tax effect, as a separate component of accumulated other comprehensive income.

Concentration of Risks

Accounts receivable are primarily due from hospitals located mainly in the United States and Western Europe. Although we do not require collateral from our customers, concentrations of credit risk in the United States are mitigated by a large number of geographically dispersed customers. We do not presently anticipate losses in excess of allowances provided associated with trade receivables, although collection could be impacted by the underlying economies of the countries.

Allowance for Doubtful Accounts

We estimate the allowance for doubtful accounts by analyzing those accounts receivable that have reached their due date and by applying rates based upon historical write-off trends and specific account reserves. Accounts are written off sooner in the event of bankruptcy or other circumstances that make further collection unlikely. When it is deemed probable that a customer account is uncollectible, that balance is written off against the existing allowance. Bad debt expense was $1.8 million, $0.8 million and $0.6 million, in 2004, 2003 and 2002 respectively. The allowance for doubtful accounts was $2.0 million at January 1, 2005 and $1.0 million at January 3, 2004.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in-first-out method. On a quarterly basis, we evaluate inventories for obsolescence and excess quantities. The evaluation includes analyses of inventory levels, historical loss trends, expected product lives, product at risk of expiration, sales levels by product, and projections of future sales demand. We reserve for inventory we consider obsolete. In addition, we record an allowance for inventory quantities in excess of forecasted demand.

Property, Plant and Equipment

Property, plant and equipment, and major system software are carried at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the following estimated useful asset lives:

Asset class	Useful lives
Building	20 years
Machinery and equipment	5-12 years
Furniture, fixtures, and other	3-12 years
Software	3-5 years
Her Option consoles	3 years

Maintenance, repairs, and minor improvements are charged to expense as incurred. Significant improvements are capitalized. To the extent that we experience changes in the usage of equipment or invest in enhancements to equipment, the estimated useful lives of equipment may change in a future period.

Her Option consoles are cryosurgical compressor systems which are used with disposable probes in each procedure. The useful life of this capital equipment is estimated by management. Her Option equipment had a net carrying value of $2.4 million at January 1, 2005, and $4.5 million on January 3, 2004.

In-Process Research and Development, Goodwill and Other Intangible Assets

When we acquire another company, the purchase price is allocated, as applicable, between in-process research and development (IPR&D), other identifiable intangible assets, tangible assets, and goodwill as required by U.S. GAAP. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval, have no alternative future use, and is immediately expensed. Determining the portion of the purchase price allocated to IPR&D and other intangible assets requires significant estimates. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.

Goodwill is the excess of the purchase price over the fair value of the other net assets, including IPR&D, of acquired businesses. Under SFAS 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually during the fourth quarter, or whenever there is an impairment indicator. We operate as one reporting unit engaged in developing, manufacturing, and marketing medical devices. We assess goodwill impairment indicators quarterly, or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives.

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

Other intangible assets include patents, non-compete agreements, and developed research and development technologies. They are amortized using the straight-line method over their respective estimated useful lives. Intangible assets with definite useful lives are reviewed for indicators of impairment quarterly in accordance with SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

Long-Lived Assets

We follow SFAS 144 which requires impairment losses to be recorded on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Periodically, if an indicator of impairment exists, we measure any potential impairment utilizing discounted cash flows as an estimate of fair value.

Revenue Recognition

We sell our products primarily through a direct sales force. Approximately 44 percent of our revenue is generated from consigned inventory or from inventory with field representatives. For these products, revenue is recognized at the time the product has been used or implanted. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to our customers providing there are no remaining performance obligations required from us or any matters requiring customer acceptance. In cases where we utilize distributors or ship product directly to the end user, we recognize revenue upon shipment provided all revenue recognition criteria have been met. We record estimated sales returns, discounts and rebates as a reduction of net sales in the sale period revenue is recognized.

All of our customers have rights of return for the occasional ordering or shipping error. We maintain an allowance for these returns and reduce reported revenue for expected returns from shipments during each reporting period. This allowance is based on historical and current trends in product returns. This allowance was $2.3 million and $1.7 million at January 1, 2005 and January 3, 2004 respectively.

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

Advertising and Promotional Costs

Advertising and promotional costs are charged to operations in the year incurred. Advertising and promotion costs charged to operations during 2004, 2003, and 2002 were $2.6 million, $2.7 million and $2.5 million, respectively.

Product Warranty Costs

We provide a warranty allowance to cover the cost of replacements for our erectile restoration, BPH, incontinence, and menorrhagia products. The warranty allowance is an estimate of the future cost of honoring our warranty obligations. Warranty costs are included as part of the cost of goods sold.

We warrant all of our products to be free from manufacturing defects. In addition, if a product fails, we may provide replacements at no cost or a substantial discount from list price. We maintain a warranty allowance to cover the cost of replacements for our erectile restoration, incontinence, BPH, and menorrhagia products. When we sell products, we record an expense for the expected costs of future warranty-related claims, and increase the warranty allowance by an equivalent amount. We reduce the warranty allowance by the cost of the replacement device when an actual claim is awarded.

Product Liability

We estimate the uninsured portion of legal representation and settlement costs of product liability claims and lawsuits quarterly. This evaluation consists of reviewing historical claims costs as well as assessing future trends in medical device liability cases. Social and political factors, as well as surgeon and medical facility responsibility, make litigation costs hard to predict. If, in the future, we determine that our accrual is inadequate, the adjustment would reduce reported income in the period we recorded the adjustment.

Software Development Costs

We capitalize certain costs incurred in connection with developing or obtaining software for internal use in accordance with AICPA Statement of Position 98-1, Accounting for Computer Software Developed For or Obtained for Internal Use. The net book value of capitalized software development costs was $0.6 million as of January 1, 2005 and $1.8 million as of January 3, 2004.

Income Taxes

We account for income taxes using the liability method. With this method, deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes using enacted tax rates in effect in the years in which the differences are expected to reverse.

We have significant amounts of deferred tax assets that are reviewed for recoverability and then valued accordingly. We evaluate the realizable value of the deferred tax assets on a quarterly and yearly basis, as well as assess the need for valuation allowances by considering historical levels of income, estimates of future taxable income, and the impact of tax planning strategies. We record a valuation allowance to reduce deferred tax assets when we believe all or part of our deferred tax assets will not be realized.

Foreign Currency Translation

The financial statements for operations outside the United States are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to United States dollars at year-end exchange rates, while elements of the statement of operations are translated at average exchange rates in effect during the year. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income (loss) in stockholders’ equity with the exception of inter-company balances not considered permanently invested. Gains and losses on foreign currency transactions are included in other income or loss.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The most significant areas which require management’s estimates relate to the allowances for doubtful accounts receivable, sales return reserve, excess and obsolete inventories, product warranty, product liability claims, and income taxes. We are subject to risks and uncertainties, such as changes in the health care environment, competition, and legislation that may cause actual results to differ from estimated results.

Stock Based Compensation

At January 1, 2005 we have one stock-based employee compensation plan, which is described more fully in Notes to Consolidated Financial Statements – No. 8. We account for this plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of our employee stock options generally equals the market price of the underlying stock on the date the option is granted, and thus, under APB 25, no compensation expense is recognized. During 2000, we recognized deferred compensation of $1.4 million for options granted prior to our initial public offering, as an estimate of the excess of the fair value of the underlying stock on the date of grant over the exercise price; this deferred compensation asset was being amortized over the option vesting periods of two to four years, and is fully amortized as of January 1, 2005.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. We believe, however, that the assumptions used in the following presentation are appropriate within the limits of the model, and we do not believe that reasonable changes in these assumptions would have a material impact on our financial condition, earnings, or cash flows. For purpose of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Pro forma information regarding net income and net income per share required by SFAS 123, and as amended by SFAS 148, has been determined as if we had accounted for our employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002

Risk free interest rate	3.71%	3.81%	3.00%
Expected dividend rate	0.00%	0.00%	0.00%
Stock price volatility	0.4145	0.4320	0.6175
Expected life of option	7 years	7 years	5 years

The weighted average fair value of options granted during 2004, 2003 and 2002 was $7.29, $4.21 and $4.83 per share.

The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data):

(in thousands, except per share data)	2004	2003	2002

Net (loss) income, as reported	($3,120)	$29,050	$24,886
Stock-based employee compensation expense included in reported income, net of tax	15	84	109

Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(4,984)	(3,093)	(3,389)

Pro forma net (loss) income	($8,089)	$26,041	$21,606

Net (loss) income per share
As reported
Basic	($0.05)	$0.44	$0.39
Diluted	($0.05)	$0.42	$0.36

Pro forma
Basic	($0.12)	$0.40	$0.34
Diluted	($0.12)	$0.38	$0.32

Net Income per Share

We present both basic and diluted net (loss) income per share amounts. Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the year. Diluted net (loss) income per share is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury stock method for stock options. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on net (loss) income per share and, accordingly, are excluded from the calculation. When there is a net (loss), other potentially dilutive securities are not included in the calculation of net (loss) per share since their inclusion would be anti-dilutive.

The following table presents information necessary to calculate basic and diluted net (loss) income per common share and common share equivalents for the years ended 2004, 2003, and 2002:

(in thousands, except per share data)	2004	2003	2002

Net (loss) income	($3,120)	$29,050	$24,886
Weighted-average shares outstanding for basic net income per share	67,006	65,708	64,464
Dilutive effect of stock options	—	2,918	3,888

Adjusted weighted-average shares outstanding and assumed conversions for diluted net (loss) income per share	67,006	68,626	68,352

Net (loss) income per share
Basic	($0.05)	$0.44	$0.39
Diluted	($0.05)	$0.42	$0.36

Employee stock options of 8,214,968; 1,114,804 and 1,038,900 for fiscal 2004, 2003 and 2002, respectively, were excluded from the diluted net income per share calculation because their effect would be anti-dilutive. Since 2004 is in a net (loss) position, 100 percent of outstanding employee stock options are excluded from the diluted net (loss) per share calculation. In 2003 and 2002, only those options with an exercise price above the market value are excluded from this calculation.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Inventory Pricing. SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard will be effective for fiscal years beginning after June 15, 2005. Adoption is not expected to have a material impact on our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-based Payment. SFAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and restricted stock) granted to employees. This applies to all transactions involving the issuance of our own equity in exchange for goods or services, including employee services. Upon adoption of SFAS 123(R), all stock options awards to employees will be recognized as expense in the income statement, typically over any related vesting period. SFAS123(R) carried forward the guidance from SFAS 123 for payment transactions with non-employees. We will be required to adopt SFAS 123(R) in the third quarter of 2005. We believe the impact of adopting SFAS 123(R) will be similar to the pro forma disclosure impact presented previously in this footnote. See Notes to Consolidated Financial Statements – No 1.

Currently, we use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees. However, SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2.0 million, $1.7 million, and $1.0 million in 2004, 2003 and 2002, respectively.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

Modified Prospective Method under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

Modified Retrospective Method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

At this time, we have not determined which method of adoption we will use.

Reclassification

Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation.

2. Acquisitions

TherMatrx

On July 15, 2004, we acquired TherMatrx, Inc. At closing, the shareholders of TherMatrx were initially paid cash consideration of $40.5 million. We deposited $4.0 million of this initial consideration in escrow to be held for six months after closing of the merger to cover certain contingencies, and the balance was distributed to holders of TherMatrx stock. We used cash on hand to make the initial payment of $40.5 million. Included in the $40.5 million initial payment was $0.5 million for an estimated increase in net asset value. There was no increase in net asset value, and we were repaid the $0.5 million in January 2005 when the amount in escrow was distributed to TherMatrx shareholders. We also incurred $1.0 million of acquisition related costs during 2004 which are netted against the contingent liability on acquisition.

In addition to the initial closing payment, we will make contingent payments based on the net product revenues attributable to sales of the TherMatrx Dose Optimized Thermotherapy (DOT) product. These contingent payments will equal four times the aggregate sales of DOT products over a period of six consecutive fiscal quarters (which began on July 5, 2004 and will end on December 31, 2005) minus $40.0 million. The contractual range of contingent payments is from zero to $210.0 million which would result in a total purchase price of $40.0 million up to a maximum of $250.0 million (including the initial payment). These contingent payments will be accounted for as goodwill.

The primary purpose of the TherMatrx acquisition was to gain access to their product for the treatment of BPH. We believe that our current relationship with urologists will allow us to extend the benefits of the TherMatrx product and technology to men suffering from BPH more efficiently and effectively than TherMatrx could alone. We also believe that by broadening our prostate treatment product line, we can offer more value to our physician customers. The primary advantage of the TherMatrx treatment over other BPH treatments is the comfort level for the patient and its appropriateness for the office setting.

The initial purchase price was allocated as follows:

(in thousands)	Amount

Developed technology, customer relationships and other intangible assets	$31,000
In-process research and development	35,000
Tangible assets acquired, net of liabilities assumed	4,455
Deferred tax liability on assets acquired	(8,578)
Contingent liability on acquisition (including $1,014 of acquisition costs)	(20,863)

Initial purchase price	$41,014

The determination of the portion of the purchase price allocated to developed technology, customer relationships and other intangible assets and in-process research and development was based on an independent valuation study to determine the respective fair values. The developed technology, customer relationships and other intangible assets are being amortized over their estimated useful lives of 10 years, with this expense reflected as part of the amortization of intangibles line on the Consolidated Statement of Operations. In accordance with purchase accounting rules, the acquired in-process research and development of $35.0 million was expensed in our third fiscal quarter of 2004 with no related income tax benefit and is included separately in the Consolidated Statement of Operations. Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of acquisition based on management’s assessment. The contingent liability on acquisition is the measurement of net assets acquired in excess of the initial purchase price and represents contingent purchase price consideration. This purchase price allocation is subject to final adjustments relating to certain valuation matters.

The contingent liability on acquisition was reduced from $20.9 million at initial acquisition to $20.0 million at January 1, 2005, to reflect the contingent payment to be made based on the net product revenues attributable to sales of DOT product during the period July 5, 2004 through January 1, 2005. This contingent payment of $0.9 million was made in February 2005 and is included in other accrued expenses at January 1, 2005.

Our consolidated financial statements for the year ended January 1, 2005 include the financial results of TherMatrx beginning July 15, 2004. Following are our as-reported results and pro forma results of the combined companies, as if the acquisition had occurred at the beginning of 2003 (in thousands, except per share data):

	2004		2003
(in thousands, except per share data)	Reported	Pro forma	Reported	Pro forma

Revenue	$208,772	$219,232	$168,283	$181,265
Net (loss) income	($3,120)	($9,708)	$29,050	$28,267

Net (loss) income per share:
Basic	($0.05)	($0.14)	$0.44	$0.43
Diluted	($0.05)	($0.14)	$0.42	$0.41

In addition to the one-time charge for in-process research and development of $35.0 million which impacted 2004, the above pro forma results for 2004 reflect $8.8 million in other acquisition-related expenses recorded by TherMatrx, Inc. prior to the effective date of the transaction.

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

CryoGen

On December 30, 2002, we completed a merger with CryoGen, Inc. under which CryoGen became our wholly-owned subsidiary. In conjunction with the merger, we paid the former shareholders of CryoGen $36.2 million, and paid $4.1 million of acquisition-related liabilities. We also incurred $1.6 million of acquisition-related legal and severance costs during 2003. In addition to the initial consideration for the CryoGen acquisition, CryoGen’s former shareholders may contractually receive an earnout payment contingent upon sales of CryoGen products. Any earnout payment is to be equal to three times our net sales of CryoGen products during four consecutive quarters, less $40.0 million. The earnout period expires December 31, 2005. If our net CryoGen product sales do not exceed $13.3 million during any consecutive four-quarter period prior to December 31, 2005, no earnout payment will be required. The maximum amount of the earnout payment is $110.0 million. We do not currently anticipate an earnout payment to the former CryoGen shareholders.

The primary purpose of the CryoGen acquisition was to gain access to their products and technology and further our strategy of developing more and better treatments to improve women’s health. We believe that many women with incontinence and other pelvic disorders (treated by urologists and gynecologists) also suffer from menorrhagia and uterine fibroids, and our investments in these markets allow us to extend the highly-effective benefits of the CryoGen products and technology to these women more efficiently and effectively than CryoGen could. We also believe that by broadening our offerings beyond incontinence treatments, we can offer more value to our physician customers. We believe as many as 150,000 American women every year suffer from hysterectomies that might be avoided by using less invasive treatments such as Her Option. The primary advantage of Her Option over other less-invasive treatments is patient comfort. Gynecologists can use Her Option to cure menorrhagia in the office without monitored anesthesia with significant savings to the healthcare system. Our consolidated financial statements for 2003 and 2004 include the financial results of CryoGen from December 30, 2002, the date of the purchase.

The initial purchase price was allocated as follows:

(in thousands)	Amount

Developed technology and patents	$5,009
Tangible assets acquired, net of liabilities assumed	2,922
Deferred tax asset on assets acquired	16,206
Goodwill (including $5,757 of acquisition costs)	17,820

Initial purchase price	$41,957

Goodwill of $17.8 million recorded in the transaction will not be amortized and will not be tax deductible for us.

The intangible assets are composed of $4.6 million in developed technology and $0.4 million in patents. We determined the value of the developed technology using a discounted cash flow method over the estimated economic life of the technology. The developed technology is amortized over the useful life of 10 years, with a full year’s amortization of $0.5 million included for both 2004 and 2003 results and reflected as part of the amortization of intangibles line on the Consolidated Statement of Operations; acquired patents retained their value as recorded on the CryoGen balance sheet on the date of acquisition, and are being amortized over their useful lives.

Deferred tax assets consist of $17.6 million related to federal income tax net operating loss carryforwards of $50.4 million from the CryoGen pre-acquisition operations, offset by $1.4 million in tax value of timing differences related to the assets and liabilities acquired in the transaction. We used $4.5 million of this net operating loss in 2004 and expect to use the entire carryforward amount subject to an annual Section 382 limitation of $4.5 million per year through 2007, and $1.8 million per year thereafter. While the NOL’s begin expiring in 2012, we do not expect to lose utilization through expiration.

Tangible assets acquired consist mainly of Her Option compressor systems recorded at fair value, determined by an independent consultant to be $3.8 million at the date of acquisition. Current liabilities assumed in the transaction are composed of trade accounts payable, compensation accruals, and other normal operating accruals.

Dura II

On April 7, 2003, we acquired the Dura II line of erectile restoration products from Endocare, Inc. We paid Endocare $2.2 million for all intellectual property, production equipment, and current Dura II inventory. The primary purpose of this acquisition was to fill the void in our product line between our inflatable prostheses and our non-inflatable prostheses with an adjustable, non-inflatable product. There are no contingent payments related to this acquisition. Our consolidated financial statements for 2003 and 2004 include the financial results of this business from the date of the purchase.

The allocation of the initial purchase price for the acquisition, based on our internal valuation study, is as follows (in thousands):

(in thousands)	Amount

Developed technology	$1,180
Tangible assets acquired	436
Goodwill	562

Initial purchase price	$2,178

The developed technology asset, included in intangible assets, was valued using a discounted cash flow method over the estimated economic life of the technology. This asset is being amortized over its remaining life of seven and one-half years from the date of acquisition.

Goodwill of $0.6 million recorded in the transaction will not be amortized and will not be tax deductible. Pro forma results are not provided because amounts are not material.

3. Balance Sheet Information

The following provides additional information (in thousands) concerning selected balance sheet accounts:

	2004	2003

Accounts Receivable
Trade accounts receivable	$46,993	$32,324
Other receivables	1,978	2,216
Allowance for doubtful accounts	(1,987)	(1,033)

Net accounts receivable	$46,984	$33,507

Inventories
Raw materials	$5,191	$5,260
Work in process	2,405	2,823
Finished goods	15,866	12,267
Obsolescence allowance	(1,743)	(1,948)

Net inventories	$21,719	$18,402

Property, plant, and equipment
Land and building	$16,434	$14,408
Machinery and equipment	21,386	22,384
Software	7,338	6,747
Furniture, fixtures, and other	3,631	3,043
Accumulated depreciation	(26,724)	(21,093)

Net property, plant, and equipment	$22,065	$25,489

4. Goodwill and Intangible Assets

The changes in carrying amount of goodwill for 2004 and 2003 (in thousands) are as follows:

	2004	2003

Goodwill, beginning of year, net	$98,989	$80,607
Additions	—	18,382
Effect of currency translation	3,376	—

Goodwill, end of year, net	$102,365	$98,989

Under the provisions of SFAS 142, trademarks have been classified as an indefinite-lived asset, and accordingly, are no longer being amortized. Definite-lived intangibles are being amortized over periods ranging from two to ten years.

The following table provides additional information concerning intangible assets:

	Weighted avg	January 1, 2005			January 3, 2004
	remaining life	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	(years)	amount	amortization	value	amount	amortization	value

Amortized
Patents	7.5	$10,127	($6,605)	$3,522	$10,144	($5,459)	$4,685
Licenses	4.1	5,291	(1,529)	3,762	2,790	(1,048)	1,742
Deferred financing		1,611	(1,611)	—	1,611	(1,161)	450
Developed technology	7.0	48,853	(13,140)	35,713	17,853	(9,035)	8,818
Non-compete agreements		1,111	(1,111)	—	1,111	(1,111)	—

Total amortized intangible assets	6.6	66,993	(23,996)	42,997	33,509	(17,814)	15,695

Unamortized
Trademarks	n/a	2,233	(462)	1,771	2,233	(462)	1,771

Total intangible assets		$69,226	($24,458)	$44,768	$35,742	($18,276)	$17,466

     The following discloses actual and expected aggregate amortization expense for currently-owned intangible assets (in thousands) for 2002 through 2009:

Year	Actual	Expected

2002	$3,775	—
2003	4,160	—
2004	5,708	—
2005	—	$6,143
2006	—	5,840
2007	—	4,980
2008	—	5,059
2009	—	4,579

Patent Cross-License Agreement

On September 13, 2004, we entered into a settlement agreement with Mentor Corporation under which both parties agreed to dismiss the intellectual property lawsuits involving the two companies. We also signed a non-exclusive cross-license agreement covering patents related to the field of female pelvic health. Under the cross-license agreement, we made a one-time payment in the third quarter of 2004 to Mentor in the amount of $2.5 million for access to a method patent owned by Mentor covering the transobturator surgical approach and derivatives thereof. This investment has been recorded as a license agreement in our intangible assets and is being amortized over our expected revenue-producing life of 5 years.

5. Investment in Technology

In 1999, we signed an exclusive, long-term agreement with InjecTx to distribute its urethral injection system worldwide. We made an initial $2.0 million equity investment in October 1999, an additional equity investments of $1.5 million in March 2001, and $1.0 million in May 2002, and have accounted for this on a cost basis. This equates to 19 percent of common and preferred stock of InjecTx. Since that time we have continued to develop the urethral injection system for BPH, ProstaJect.

Over the course of 2004, we worked with the FDA to clarify the requirements in the first phase of the U.S. clinical trial of ProstaJect. The FDA established the requirement for a significant number of patients to support NDA approval. As we have been unsuccessful in reducing these patient numbers, we have suspended our activities toward gaining FDA approval of this product. This, in combination with our acquisition of TherMatrx in the third quarter of 2004 and the determination of the net present value of estimated future cash flows, has led us to conclude the likeli hood of U.S. commercialization of ProstaJect has diminished dramatically, thus, the value of our equity ownership in InjecTx was impaired.

During the fourth quarter of 2004, we recognized an investment impairment loss of $4.5 million which is reflected as a separate component of other income and expenses on the Consolidated Statement of Operations. For tax purposes, this capital loss can only be utilized against future capital gains which are uncertain and therefore a complete valuation allowance has been established related to this deferred tax asset (see Notes to Consolidated Financial Statements – No. 13).

6. Warranties

Many of our products are sold with warranty coverage for periods ranging from one year up to the patient’s lifetime. The warranty allowance is our estimate of the expected future cost of honoring current warranty obligations. Factors influencing this estimate include historical claim rates, surgical infection rates, changes in product performance, the frequency of use by the patient, the patient’s performance expectations, and changes in the terms of our policies. Changes in the warranty balance for 2002 through 2004 are listed below. The adjustment shown for 2002 and 2003 represent a reduction in management’s estimate of the future cost of honoring our warranty obligations, resulting from improvements in the quality and durability of our products and changes in our claims processing. The adjustment for 2004 represents warranty provision that was added as part of the TherMatrx acquisition.

(in thousands)	2004	2003	2002

Balance, beginning of period	$1,338	$4,526	$7,587
Adjustment to allowance	75	(3,069)	(2,913)
Provisions for warranty	334	150	—
Claims processed	(296)	(269)	(148)

Balance, end of period	$1,451	$1,338	$4,526

7. Long-Term Debt and Senior Credit Facility

During 2004, we repaid the entire outstanding balance of $16.4 million and terminated the former senior credit facility.

Credit Agreement

On January 20, 2005, we entered into a credit agreement. The credit agreement provides for a $150.0 million senior unsecured five year revolving credit facility, with a $20.0 million sub-limit for the issuance of standby and commercial letters of credit, and a $10.0 million sub-limit for swing line loans. At our option, any loan under the credit agreement (other than swing line loans) bears interest at a variable rate based on LIBOR or an alternative variable rate based on either prime rate or the federal funds effective rate, in each case plus a basis point spread determined by reference to our leverage ratio. The credit agreement also contains a commitment fee which bears a rate determined by reference to our leverage ratio. At our election, the aggregate maximum principal amount available under the credit agreement may be increased by an amount up to $60.0 million. Funds are available for working capital and other lawful purposes, including permitted acquisitions. As of March 17, 2005, there were no borrowings outstanding under the credit agreement.

The credit agreement contains standard affirmative and negative covenants, including two financial covenants that require we maintain a leverage ratio of not greater than 2.75 to 1 and an interest coverage ratio of not less than 3 to 1. The covenants also restrict: (a) the making of investments, the payment of dividends and other payments with respect to capital, the disposition of material assets other than in the ordinary course of business and mergers and acquisitions if such actions would cause our leverage ratio to be greater than 2.50 to 1.00, (b) transactions with affiliates unless such transactions are completed in the ordinary course of business and upon fair and reasonable terms, (c) the incurrence of liens and (d) substantial changes in the nature of our business. The credit agreement also contains customary events of default, including, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, monetary judgment defaults in excess of specified amounts, cross-defaults to certain other agreements, change of control, and ERISA defaults.

Derivatives and Hedging

SFAS 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivatives be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income (loss) (OCI) depending on the type of hedging instrument and the effectiveness of those hedges.

Our only derivative, an interest rate swap agreement was designated as a cash flow hedge and expired June 30, 2003. Pre-tax losses totaling approximately $0.9 million were recognized during 2003 in interest expense. During 2003 and 2002, the effective portion of the cumulative gain or loss on the derivative instrument was reported as a component of OCI in stockholders’ equity and recognized in earnings in the same period or periods during which the hedged transaction affected earnings. The ineffective portion of the derivative instrument, was reported as part of other expense and was immaterial in 2003 and 2002.

8. Stockholders’ Equity

Stock Incentive Plan

The 2000 Equity Incentive Plan, as amended, provides for granting to eligible employees and certain other individuals nonqualified and incentive stock options. We have reserved 14,710,000 shares of common stock for issuance under the Plan. We have granted options to purchase an aggregate of 12,830,888 shares (net of cancellations), and 1,879,112 shares remain available for future option grants.

Twenty-five percent of the options granted under the Plan generally become exercisable on the first anniversary date of the grant and 6.25 percent at the end of each quarter thereafter. Options are granted with an exercise price equal to the fair market value of the common stock on the date of the grant.

The options typically expire, if not exercised, ten years after the date of grant. Activity in the Plan was as follows:

		Weighted avg
	Options	exercise price
	outstanding	per share

Balance at December 29, 2001	6,995,360	$3.02
Granted	1,361,110	$10.23
Exercised	(990,252)	$1.68
Cancelled or expired	(535,978)	$5.32

Balance at December 28, 2002	6,830,240	$4.47

Granted	2,169,104	$8.33
Exercised	(1,153,748)	$1.66
Cancelled or expired	(296,618)	$8.10

Balance at January 3, 2004	7,548,978	$5.86

Granted	2,258,700	$15.48
Exercised	(1,124,136)	$4.55
Cancelled or expired	(468,574)	$8.99

Balance at January 1, 2005	8,214,968	$8.51

An aggregate of 4,807,282; 4,522,696 and 3,662,242 shares were exercisable at the end of 2004, 2003, and 2002. Exercise prices and weighted-average remaining contractual life for options outstanding at the end of 2004 are summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted avg	Weighted avg		Weighted avg
	Number	remaining	exercise	Number	exercise
Range of exercise prices	of shares	contractual life	price	of shares	price
$.84	1,691,838	4.2 years	$0.84	1,691,838	$0.84
$3.34 - $7.81	1,549,722	6.2 years	$6.04	1,399,786	$5.92
$8.00 - $8.68	1,822,886	7.9 years	$8.12	960,342	$8.10
$10.15 - $19.99	3,150,522	8.8 years	$14.06	755,316	$11.73

Total	8,214,968	7.2 years	$8.51	4,807,282	$5.48

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan that allows employees to elect, in advance of each calendar quarter, to contribute up to 10 percent of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85 percent of the fair market value on the first or last day of each quarter. A total of 600,000 common shares were reserved for issuance under the ESPP and 420,940 shares have been issued.

9. Commitments and Contingent Liabilities

Product Liability

We are self-insured for product liability claims below $1 million for each occurrence and $3 million in the aggregate, and maintain product liability insurance above these limitations.

We are involved in a number of claims and lawsuits considered normal in our business, including product liability matters. While it is not possible to predict the outcome of legal actions, we believe that any liability resulting from the pending claims and suits that would potentially exceed existing accruals would not have a material, adverse effect on our financial position or on our results of operations or cash flows for any period.

Operating Leases

We have future minimum lease payment obligations for automobiles, office space, and other facilities of $1.3 million for 2005, $0.8 million for 2006, $0.5 million for 2007, $0.3 million for 2008, and $0.3 million for 2009. Lease expense was $1.6 million, $1.7 million and $1.3 million in 2004, 2003, and 2002, respectively. The automobiles, which are typically leased for three years, are used by sales personnel. The office obligations include the CryoGen manufacturing facility in San Diego, the former TherMatrx facility near Chicago, and sales office outside the U.S. The primary lease for the CryoGen facility expires on August 31, 2005. The lease for the TherMatrx facility expires January 31, 2006.

10. Industry Segment Information and Foreign Operations

Since its inception, we have operated in the single industry segment developing, manufacturing, and marketing medical devices.

We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil, and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. No customer or distributor accounted for five percent or more of net sales during 2004, 2003, or 2002. Foreign subsidiary sales are predominantly to customers in Western Europe, Canada, Australia, and Brazil. At the end of 2004 and 2003, consolidated accounts receivable included $17.0 million and $12.5 million due from customers located outside of the United States.

The following table presents net sales and long-lived assets by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

(in thousands)	2004	2003	2002

United States
Net sales	$165,140	$136,765	$116,523
Long-lived assets	$153,528	$134,682	$110,121

Outside United States
Net sales	$43,632	$31,518	$25,125
Long-lived assets	$16,285	$12,260	$12,647

11. Post-Retirement Benefits

We have an unfunded post-retirement plan in the United States, which provides medical, dental, and life insurance benefits at reduced rates to certain retirees and their eligible dependents. Employees hired before 2000 are eligible if they meet age and service requirements and qualify for retirement benefits. We provide funds to the plans as benefits are paid. The plan obligation was measured as of January 1, 2005 and January 3, 2004, respectively. The cost of the post-retirement benefit plan (in thousands) was as follows:

	2004	2003	2002

Service cost	$112	$118	$100
Interest cost	132	132	125
Amortization of net actuarial losses	(142)	(143)	(159)

Net benefit costs	$102	$107	$66

The following tables present reconciliations of the benefit obligation of the plan, the plan assets of the pension plan and the funded status of the plan (in thousands):

	Other benefits
	2004	2003

Change in benefit obligation
Benefit obligation at beginning of year	$2,288	$2,021
Service cost	112	118
Interest cost	132	132
Actuarial (gains) or losses	(16)	186
Benefit payments	(66)	(100)
Settlements	—	(69)

Benefit obligation at end of year	$2,450	$2,288

Change in plan assets
Fair value of assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	—	—
Benefit payments	—	—

Fair value of plan assets at end of year	$—	$—

Funded status
Funded status	($2,450)	($2,288)
Prior service cost	(570)	(704)
Unrecognized net actuarial gain	(198)	(190)

Net amount of accrued benefit cost	($3,218)	($3,182)

Current	$(92)	$(72)
Long term	(3,126)	(3,110)

Net amount of accrued benefit cost	$(3,218)	$(3,182)

The benefits expected to be paid in each of the next five fiscal years and the aggregate for the five fiscal years thereafter are projected as follows (in thousands):

2005	$92,000
2006	97,000
2007	113,000
2008	125,000
2009	130,000
2010 - 2014	$956,000

The assumptions used in estimating the annual cost related to these plans include:

	2004	2003

Discount rate	5.8%	6.3%
Rate of future compensation increase	4.0%	4.0%

An average increase of 9.0 percent in the cost of covered health care benefits was assumed for 2005 and is projected to gradually decrease to 5.0 percent by 2013 and remain at that level thereafter. Since the employee subsidy cap has been reached, the health care cost trend rate sensitivity analysis is no longer applicable.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors or retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Our drug plan does not meet the actuarially equivalent test because of a combination of the drug plan cost and the subsidy cap; therefore, the plan is assumed to not qualify for the federal subsidy.

In May 2004, the FASB issued FASB Staff Position (FSP) FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors or retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

12. Savings and Investment Plan

The AMS Savings and Investment Plan allows employees in the United States to contribute a portion of their salary to the Plan. We match a portion of these contributions and make additional contributions to the Plan based upon a percent of operating profit above an established hurdle rate. The additional percentage contribution and hurdle rate are established annually by senior management. The Plan is intended to satisfy the requirements of Section 401(a) (27) of the Internal Revenue Code. Generally, all of our employees are eligible to participate in the Plan. Matching contributions of $1.4 million, $1.2 million and $1.1 million were made in 2004, 2003 and 2002, respectively. Profit sharing contributions were $1.9 million, $0.9 million and $1.1 million in 2004, 2003 and 2002, respectively.

13. Income Taxes

Components of our income before income taxes are as follows (in thousands):

Pretax income	2004	2003	2002

U.S.	$16,771	$44,229	$40,716
Foreign	132	(140)	(100)

Total	$16,903	$44,089	$40,616

Components of income tax expense are as follows (in thousands):

Income tax expense	2004	2003	2002

Current
U.S.
Federal	$14,989	$10,338	$11,125
State	1,852	1,384	953
Foreign	653	200	—
Deferred
U.S.
Federal	2,976	2,995	3,373
State	88	122	279
Foreign	(535)	—	—

Total	$20,023	$15,039	$15,730

A reconciliation of income tax expense computed at the United States statutory rate to the effective income tax rate is as follows (in thousands):

Income tax reconciliation	2004	2003	2002

Statutory rate	$5,916	$15,430	$14,216
In process R&D	12,250	—	—
Investment write-off	1,678	—	—
Meals and entertainment	245	255	162
Prior year tax credits	—	(1,100)	—
Foreign	79	121	3
Current year tax credits	(1,138)	(780)	—
Other	(272)	103	106
State taxes	1,265	1,010	1,243

Total	$20,023	$15,039	$15,730

On July 15, 2004, we completed the acquisition of TherMatrx, Inc. (see Notes to Consolidated Financial Statements – No.2). Of the purchase price, $35.0 million was allocated to in-process research and development and expensed. This amount will not be deductible for tax purposes, and no deferred tax benefit is recorded or required by applicable accounting rules, resulting in the tax related amount being reflected as a permanent difference.

During the fourth quarter, we recognized a $4.5 million write-off of an equity investment in InJectx, a 1999 investment in a company focused on the development of ethanol ablation systems for prostate treatments. This created a capital loss carryforward which, for tax purposes, can only be utilized to offset future capital gains. This capital loss carryforward will expire in 5 years. A valuation allowance of $1.7 million for this capital loss carryforward has been established in the current year as the likelihood of generating future capital gains to offset this capital loss carryforward is not certain.

During the third quarter of 2003, we applied for and recognized the U.S. tax benefits related to research and development tax credits and extraterritorial income exclusion for the years 1999 through 2002. This resulted in a $1.1 million reduction to 2003 tax expense. Annual research and development and extraterritorial income exclusion tax credits were reflected in income tax expense for fiscal years 2004 and 2003 of $1.1 million and $0.8 million respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities at the end of 2004 and 2003 are as follows (in thousands):

	2004	2003

Deferred tax assets:
Federal NOL	$14,873	$16,054
Intellectual property	7,537	7,070
Other, primarily allowances	2,424	1,496
Capital loss	1,710	—
Post retirement benefit liability	1,449	1,351
Foreign NOL	1,213	722
Workforce and patents	1,003	835
Compensation accruals	776	1,818
Accrued warranty expenses	554	550
Foreign	298	—
Acquisition assets	222	1,191
Valuation allowance	(2,647)	(684)

Total deferred tax assets	29,412	30,403

Deferred tax liabilities:
Acquisition step-up	12,406	2,073
Goodwill	6,375	5,343
Acquired technology	1,405	1,889
Currency translation adj	789	745
Prepaid insurance and other	671	1,227
Tax over book amortization	—	498

Total deferred tax liabilities	21,646	11,775

Net deferred tax asset	$7,766	$18,628

On January 1, 2005, we had foreign tax loss carryforwards of approximately $3.3 million with no expiration. Realization of the future tax benefits related to the net deferred tax assets is dependent on many factors, including the ability to generate taxable income in the related jurisdiction. To the extent the net operating losses were created in a foreign jurisdiction, we have included a valuation allowance of $0.9 million, which, if subsequently recognized, will be allocated to goodwill. This amount represents the approximate amount by which the net operating losses are projected to exceed future income in that foreign jurisdiction. We believe that future taxable income will be sufficient to realize the remaining recorded asset.

We have a U.S. federal tax loss carryforward of approximately $46.0 million of which $3.6 million is limited by IRC Section 382 with the remaining NOL expiring between 2012 and 2022. 2004 income tax expense has been reduced by $2.3 million due to the utilization of NOL. Management believes that future taxable income will be sufficient to realize these tax loss carryforwards and has established a deferred tax asset of $14.9 million.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Act. As such, we will assess our position on repatriation of foreign earnings in 2005.

As of January 1, 2005, undistributed earnings of international subsidiaries of approximately $2.2 million were considered to have been reinvested indefinitely and, accordingly, we have not provided U.S. taxes on such earnings.

14. Quarterly Financial Data (unaudited; in thousands, except per share data)

	2004				2003
	First	Second	Third	Fourth	First	Second	Third	Fourth
	13 weeks	13 weeks	13 weeks	13 weeks	13 weeks	13 weeks	13 weeks	14 weeks
Net sales	$47,313	$49,093	$52,326	$60,040	$39,347	$42,224	$39,559	$47,153
Gross profit	38,383	40,046	42,818	49,194	32,404	34,843	32,449	41,234
Operating income	12,369	12,951	(21,806)	15,906	8,681	9,492	8,205	15,262
Net income	8,027	8,429	(26,302)	6,726	5,454	6,337	6,940	10,319

Net income (loss) per share:
Basic	$0.12	$0.13	($0.39)	$0.10	$0.08	$0.10	$0.11	$0.16
Diluted	$0.12	$0.12	($0.39)	$0.10	$0.08	$0.09	$0.10	$0.15

We acquired TherMatrx during 2004 (see Notes to Consolidated Financial Statements — No.2). This acquisition resulted in a one-time in-process research and development charge of $35.0 million in the third quarter of 2004, resulting in a corresponding decrease to both operating income and net income. During the fourth quarter of 2004, we recognized an investment impairment loss of $4.5 million related to its equity ownership in InjecTx (see Notes to Consolidated Financial Statements - No. 5), resulting in a corresponding decrease to net income. During the fourth quarter of 2003, we reduced the allowance for estimated warranty claims by $3.1 million; this adjustment was recorded as a reduction in cost of goods sold and an increase in gross profit, operating income, and net income. During the third quarter of 2003, we applied for and recognized the U.S. tax benefits related to research and development tax credits and extraterritorial income exclusion for the years 1999 through 2002; this resulted in a $1.1 million reduction in 2003 tax expense.

Quarterly and annual earnings per share are calculated independently based on the weighted average number of shares outstanding during the period.

Sales and operating results have varied and are expected to continue to vary significantly from quarter to quarter as a result of seasonal patterns, with the first and third quarters of each year typically having lower sales and the fourth quarter of each typically having the highest sales. In 2004, the acquisition of TherMatrx in the third quarter resulted in increased sales for that quarter, compared to prior year trends.

Financial Statement Schedules - Schedule II — Valuation and Qualifying Accounts.

This schedule of valuation and qualifying accounts (in thousands) should be read in conjunction with the consolidated financial statements. All other schedules are omitted because they are not applicable or the required information is shown in the financial statement or notes thereto.

	Balance at	Additions charged to:						Balance at
	Beginning of	Costs and		Other				End of
	Period	Expenses		Accounts		Deductions		Period

Valuation Accounts:
Year ended December 28, 2002
Deducted from asset accounts
Allowance for doubtful accounts	$802	$580		—		$426	(1)	$956
Allowance for obsolete inventories	$2,699	$1,659		—		$1,610	(2)	$2,748
Allowance for sales returns	$463	$2,225		—		$2,275	(3)	$413

Year ended January 3, 2004
Deducted from asset accounts
Allowance for doubtful accounts	$956	$847		—		$770	(1)	$1,033
Allowance for obsolete inventories	$2,748	$1,083		—		$1,883	(2)	$1,948
Allowance for sales returns	$413	$3,927		—		$2,561	(3)	$1,779

Year ended January 1, 2005
Deducted from asset accounts
Allowance for doubtful accounts	$1,033	$1,801		$111	(8)	$958	(1)	$1,987
Allowance for obsolete inventories	$1,948	$1,283		25	(8)	$1,513	(2)	$1,718
Allowance for sales returns	$1,779	$2,298		—		$1,731	(3)	$2,346

Qualifying Accounts:
Year ended December 28, 2002
Product liability allowance	$1,498	$360		—		$720	(4)	$1,138
Product warranty allowance	$7,587	($2,913)	(6)	—		$148	(5)	$4,526

Year ended January 3, 2004
Product liability allowance	$1,138	$360		—		$190	(4)	$1,308
Product warranty allowance	$4,526	($2,919)	(6)	—		$269	(5)	$1,338

Year ended January 1, 2005
Product liability allowance	$1,308	($294)	(7)	—		$334	(4)	$680
Product warranty allowance	$1,338	$334		75	(8)	$296	(5)	$1,376

Notes:

(1)	Uncollectable accounts written off, net of recoveries

(2)	Obsolete and excess inventory disposals

(3)	Returned product

(4)	Product liability claims

(5)	Product warranty claims

(6)	Reduction of warranty allowance (net of provision) recorded as a reduction in cost of goods sold

(7)	Reduction of product liability recorded to reflect identified claims and lawsuits in ending balance of $0.6 million, net of current year provision of $0.3 million. Recorded as a reduction to general and administrative expenses.

(8)	Allowances and reserves on purchased balance sheet of TherMatrx, acquired in July 2004.

Acticon, Apogee, AMS Ambicor, AMS 650, AMS 700, AMS 700 CX and Ultrex, AMS Artificial Urinary Sphincter 800, BioArc, BioArc SP, BioArc TO, Dura II, Her Option, In-Fast, In-Fast Ultra, InhibiZone, InteDerm, InteGraft, InteMesh, IntePro, InteLata, InteXçn, InVance, Monarc, Parylene, Perigee, ProstaJect, Solutions for Life, SPARC, Straight-In, TherMatrx, and UroLume are trademarks of AMS or its subsidiaries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2005	AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

By /s/ Martin J. Emerson

Martin J. Emerson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

Signature		Title
/s/	Martin J. Emerson	President and Chief Executive Officer
(Principal Executive Officer) and Director
Martin J. Emerson

/s/	Carmen L. Diersen	Executive Vice President, Chief Financial Officer
and Corporate Secretary
	Carmen L. Diersen	(Principal Financial and Accounting Officer)

/s/	Douglas W. Kohrs	Chairman of the Board and Director

Douglas W. Kohrs

/s/	Richard B. Emmitt	Director

Richard B. Emmitt

/s/	Albert Jay Graf	Director

Albert Jay Graf

/s/	Christopher H. Porter, Ph.D.	Director

Christopher H. Porter, Ph.D.

/s/	Thomas E. Timbie	Director

Thomas E. Timbie

/s/	Elizabeth H. Weatherman	Director

Elizabeth H. Weatherman

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For the Year Ended January 1, 2005

Item No.	Item	Filing Method
3.1	Amended and Restated Certificate of Incorporation of the Company.	Filed with this Annual Report on Form 10-K.

3.2	Bylaws, as amended, of the Company.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the Year Ended January 3, 2004 (File No. 000-30733).

4.1	Registration Rights Agreement, dated June 30, 2000, among the investors listed on Schedule 1 to the Agreement and American Medical Systems Holdings, Inc.	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

4.2	Certificate of Incorporation of the Company.	See Exhibit 3.1 above.

4.3	Bylaws of the Company.	See Exhibit 3.2 above.

10.1	Stockholders Agreement, dated April 17, 2000, among Warburg, Pincus Equity Partners, L.P., the then existing stockholders of American Medical Systems Holdings, Inc. and American Medical Systems Holdings, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.2	Amended and Restated Employment Agreement, dated January 5, 2005, between Douglas Kohrs and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 5, 2005 (File No. 000-30733).

10.3	Stock Option Agreement, dated April 23, 1999, between Douglas Kohrs and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.4	Employment Agreement, dated April 26, 2004, between Martin J. Emerson and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s form 10-Q for the Fiscal Quarter Ended April 2, 2004.

10.5	First Amendment to Employment Agreement, dated January 5, 2005, between Martin J. Emerson and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 5, 2005 (File No. 000-30733).

10.6	Employment Agreement, dated July 30, 2001, between M. James Call and American Medical Systems Inc.	Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the Fiscal Year Ended December 29, 2001 (File No. 000-30733).

10.7	Employment Agreement, dated January 1, 2003, between Ross Longhini and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 28, 2002 (File No. 000-30733).

E-1

Item No.	Item	Filing Method
10.8	Employment Agreement, dated March 9, 2004, between Carmen Diersen and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended January 3, 2004 (File No. 000-30733).

10.9	Consulting Agreement, dated September 1, 1999, between Medical Genesis and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.10	2000 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Fiscal Quarter Ended June 28, 2003 (File No. 000-30733).

10.11	Form of Incentive Stock Option Agreement.	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.12	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.13	Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.14	2005 Executive Variable Incentive Plan.	Filed with this Annual Report on Form 10-K.

10.15	Summary of Director Compensation	Filed with this Annual Report on Form 10-K.

10.16	Agreement and Plan of Merger, dated as of December 13, 2002, by and among American Medical Systems, Inc., Snowball Acquisition Corp., Cryogen, Inc. and Robert Knarr.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on December 17, 2002 (File No. 000-30733).

10.17	First Amendment to Agreement and Plan of Merger, dated December 18, 2002, by and among American Medical Systems, Inc., Snowball Acquisition Corp., Cryogen, Inc. and Robert Knarr.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 6, 2003 (File No. 000-30733).

10.18	Agreement of Purchase and Sale, dated April 17, 2003, among American Medical Systems, Inc., Endocare, Inc. and Timm Medical Technologies, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the Fiscal Quarter Ended June 28, 2003 (File No. 000-30733).

E-2

Item No.	Item	Filing Method
10.19	Agreement and Plan of Merger, dated as of June 15, 2004, by and among American Medical Systems, Inc.; Leio Acquisition Corp.; TherMatrx, Inc.; TherMatrx Investment Holdings LLC and BSD Medical Corporation, as Principal Stockholders, and TherMatrx Investments Holdings LLC, as Stockholders’ Representative.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 15, 2004 (File No. 000-30733).

10.20	Credit Agreement, dated as of January 20, 2005, among American Medical Systems Holdings, Inc., American Medical Systems, Inc., KeyBank National Association, as Administrative Agent, Swing Line Lender, and L/C Issuer, and the lenders from time to time party thereto.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 20, 2005 (File No. 000-30733).

21.1	Subsidiaries of American Medical Systems Holdings, Inc.	Filed with this Annual Report on Form 10-K.

23.1	Consent of Ernst & Young LLP.	Filed with this Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.

E-3