Form 10-Q
period 2005-04-02
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2005-05-12
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 2, 2005

or

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

☑ Yes           ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☑ Yes           ☐ No

     As of May 6, 2005, there were 69,063,974 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

American Medical Systems Holdings, Inc.

Consolidated Balance Sheets
(In thousands, except share and per share data)

	April 2, 2005	January 1, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$58,133	$35,689
Short term investments	12,351	15,479
Accounts receivable, net	46,566	46,984
Inventories, net	21,088	21,719
Deferred income taxes	5,092	4,855
Other current assets	2,840	3,101

Total current assets	146,070	127,827

Property, plant and equipment, net	21,921	22,065
Goodwill, net	103,183	102,365
Intangibles, net	43,752	44,792
Deferred income taxes	1,774	2,911
Investment in technology and other assets	770	590

Total assets	$317,470	$300,550

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,236	$4,237
Accrued compensation expenses	10,818	10,783
Accrued warranty expense	1,467	1,451
Income taxes payable	3,175	2,982
Other accrued expenses	27,992	8,835
Contingent liability on acquisition	—	19,964

Total current liabilities	48,688	48,252

Accumulated post retirement benefit obligation	3,126	3,126

Total liabilities	51,814	51,378
Stockholders’ equity
Common stock, par value $.01 per share; authorized 220,000,000 shares; issued and outstanding:
68,552,226 shares at April 2, 2005 and 67,478,544 shares at January 1, 2005	686	675
Additional paid-in capital	216,338	210,163
Accumulated other comprehensive income	4,177	5,123
Retained earnings	44,455	33,211

Total stockholders’ equity	265,656	249,172

Total liabilities and stockholders’ equity	$317,470	$300,550

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004
Net sales	$62,145	$47,313
Cost of sales	11,020	8,930

Gross profit	51,125	38,383

Operating expenses
Marketing and selling	21,656	16,493
Research and development	4,638	3,584
General and administrative	5,789	4,876
Amortization of intangibles	1,790	1,061

Total operating expenses	33,873	26,014

Operating income	17,252	12,369

Other income (expense)
Royalty income	478	491
Interest income	274	138
Interest expense	(55)	(201)
Other expense	(463)	(156)

Total other income	234	272

Income before income taxes	17,486	12,641

Provision for income taxes	6,243	4,614

Net income	$11,243	$8,027

Net income per share
Basic	$0.17	$0.12
Diluted	$0.16	$0.12

Weighted average common shares used in calculation
Basic	67,898	66,484
Diluted	71,250	69,998

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.

Condensed Statements of Cash Flow
(In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004
Cash flows from operating activities
Net income	$11,243	$8,027

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,515	1,678
Loss on asset disposals	25	10
Amortization of intangibles, including deferred financing costs	1,790	1,105
Non-cash deferred compensation	9	8
Income tax benefit related to stock options	2,355	763
Change in net deferred taxes	1,089	(290)

Changes in operating assets and liabilities
Accounts receivable	(805)	(1,812)
Inventories	510	540
Accounts payable and accrued expenses	1,373	3,361
Other assets	(547)	172

Net cash provided by operating activities	18,557	13,562

Cash flows from investing activities
Purchase of property, plant and equipment	(1,421)	(165)
Purchase of business	(1,450)	—
Purchase of license agreement	(750)	—
Purchase of short term investments	(2,600)	—
Sale of short term investments	5,728	—

Net cash used in investing activities	(493)	(165)

Cash flows from financing activities
Issuance of common stock	3,822	1,674
Payments on long-term debt	—	(1,637)

Net cash provided by financing activities	3,822	37

Effect of currency exchange rates on cash	558	(17)

Net increase in cash and cash equivalents	22,444	13,417

Cash and cash equivalents at beginning of period	35,689	58,953

Cash and cash equivalents at end of period	$58,133	$72,370

Supplemental disclosure
Cash paid for interest	$0	$132
Cash paid for taxes	$2,415	$116

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Basis of Presentation

The consolidated financial statements included in this Form 10-Q have been prepared by American Medical Systems Holdings, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in its Annual Report on Form 10-K for fiscal 2004. All amounts presented in tables are in thousands, except per share data.

These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.

American Medical Systems has a 52 or 53 week fiscal year ending on the Saturday nearest December 31. Accordingly, the first fiscal quarters of 2005 and 2004 are represented by the three month periods ended on April 2, 2005 and April 3, 2004, respectively.

On January 10, 2005, we announced a two-for-one stock split in the form of a 100 percent stock dividend. On March 4, 2005, our stockholders approved an increase in the number of authorized shares of voting common stock from 75 million to 200 million (in addition to 20 million previously authorized shares of non-voting common stock), which was necessary to complete the stock split. The stock dividend was distributed on March 21, 2005 to stockholders of record on March 14, 2005. Our financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

NOTE 2. Stock-Based Compensation

American Medical Systems has one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of our employee stock options equals the market price of the underlying stock on the date of grant for all options granted, and thus, under APB 25, no compensation expense is recognized.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
(in thousands, except per share data)	April 2, 2005	April 3, 2004

Net income, as reported	$11,243	$8,027
Stock-based employee compensation expense included in reported income, net of tax	—	15

Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(1,479)	(816)

Pro forma net income	$9,764	$7,226

Net income per share
As reported
Basic	$0.17	$0.12
Diluted	$0.16	$0.12

Pro forma
Basic	$0.14	$0.11
Diluted	$0.14	$0.10

During the first fiscal quarter of 2005, stock options were exercised to acquire 1,052,306 shares and 21,376 shares were purchased under the employee stock purchase plan.

NOTE 3. Earnings per Share

The following table presents information necessary to calculate basic and diluted net income per common share and common share equivalents for the first fiscal quarters of 2005 and 2004.

	Three Months Ended
(in thousands, except per share data)	April 2, 2005	April 3, 2004

Net income	$11,243	$8,027

Weighted-average shares outstanding for basic net income per share	67,898	66,484
Dilutive effect of stock options	3,352	3,514

Adjusted weighted-average shares outstanding and assumed conversions for diluted net income per share	71,250	69,998

Net income per share
Basic	$0.17	$0.12
Diluted	$0.16	$0.12

During the first fiscal quarter of 2005 and 2004, there were 506,316 and 1,150,000, respectively, of outstanding stock options excluded from the diluted earnings per share computation because the impact would have been anti-dilutive.

NOTE 4. Inventories

Inventories consist of the following:

(in thousands)	April 2, 2005	January 1, 2005

Raw materials	$5,255	$5,191
Work in process	3,218	2,405
Finished goods	14,359	15,866
Obsolescence	(1,744)	(1,743)

Net inventories	$21,088	$21,719

NOTE 5. Warranties

Many of our products are sold with warranty coverage for periods ranging from one year up to the patient’s lifetime. The warranty allowance is our estimate of the expected future cost of honoring current warranty obligations. Factors influencing this estimate include historical claim rates, surgical infection rates, changes in product performance, the frequency of use by the patient, the patient’s performance expectations, and changes in the terms of our policies. Changes in the warranty balance during the first fiscal quarters of 2005 and 2004 are listed below:

	Three Months Ended
(in thousands)	April 2, 2005	April 3, 2004

Balance, beginning of period	$1,451	$1,338
Provisions for warranty	77	83
Claims processed	(61)	(83)

Balance, end of period	$1,467	$1,338

NOTE 6. Acquisition

On July 15, 2004, we acquired TherMatrx, Inc. and the shareholders of TherMatrx were paid cash consideration of $40.0 million. We also paid $1.4 million of acquisition related costs through April 2, 2005.

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

Since the time of acquisition, earnout payments of $22.9 million have been accrued, of which $1.5 million was paid during the three month period ended April 2, 2005.

The primary purpose of the TherMatrx acquisition was to gain access to their product for the treatment of benign prostatic hyperplasia (BPH). The primary advantage of the TherMatrx treatment over other BPH treatments is the comfort level for the patient and its appropriateness for the office setting.

The purchase price, including earnout payments accrued, is currently allocated as follows:

(in thousands)	Amount

Developed technology, customer relationships and other intangible assets	$31,000
In-process research and development	35,000
Tangible assets acquired, net of liabilities assumed	5,536
Deferred tax liability on assets acquired	(8,677)
Goodwill	1,485

Purchase price, including earned contingent payments	$64,344

The determination of the portion of the purchase price allocated to developed technology, customer relationships and other intangible assets and in-process research and development was based on an independent valuation study to determine the respective fair values. The developed technology, customer relationships and other intangible assets are being amortized over their estimated useful lives of 10 years, with this expense reflected as part of the amortization of intangibles line on the Consolidated Statement of Operations. In accordance with purchase accounting rules, the acquired in-process research and development of $35.0 million was expensed in our third fiscal quarter of 2004 with no related income tax benefit. Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of acquisition based on management’s assessment. We recorded a contingent liability at the time of acquisition because the net assets acquired were in excess of the initial purchase price.

The contingent liability on acquisition was reduced from $20.9 million at initial acquisition to zero at April 2, 2005, to reflect the contingent payments to be made based on the net product revenues attributable to sales of DOT product during the period July 5, 2004 through April 2, 2005. The first contingent payment of $1.5 million was made in February 2005. The second contingent payment of approximately $21.4 million is to be made in May 2005 and is included in other accrued expenses at April 2, 2005.

Our consolidated financial statements for the three months ended April 2, 2005 include the financial results of TherMatrx. The following table contains pro forma results for the quarter ended April 3, 2004, as if the acquisition had occurred at the beginning of 2004:

Three Months Ended
(in thousands, except per share data)	April 3, 2004

Revenue	$52,231
Net income	$8,495
Earnings per share
Basic	$0.13
Diluted	$0.12

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

NOTE 7. Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Inventory Pricing. SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard is effective for fiscal years beginning after June 15, 2005 with early adoption permitted. We adopted SFAS 151 in the first quarter of 2005 and it did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-based Payment. SFAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and restricted stock) granted to employees. This applies to all transactions involving the issuance of our own equity in exchange for goods or services, including employee services. Upon adoption of SFAS 123(R), all stock option awards to employees will be recognized as expense in the income statement, typically over any related vesting period. SFAS123(R) carried forward the guidance from SFAS 123 for payment transactions with non-employees. The Securities and Exchange Commission amended the compliance date on April 14, 2005, to require public companies to adopt the standard as of the beginning of the first annual period that begins after June 15, 2005. We will, therefore, be required to adopt SFAS 123(R) in the first quarter of 2006. We believe the impact of adopting SFAS 123(R) will be similar to the pro forma disclosure impact presented previously in this footnote. See Notes to Consolidated Financial Statements – No 2.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1.	Modified Prospective Method under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2.	Modified Retrospective Method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

At this time, we have not determined which method of adoption we will use.

NOTE 8. Comprehensive Income

Comprehensive income is net income adjusted for changes in the value of derivative financial instruments, unrealized gains and losses on marketable securities, and foreign currency translation.

Comprehensive income for the first fiscal quarters of 2005 and 2004 was:

	Three Months Ended
(in thousands)	April 2, 2005	April 3, 2004

Net income	$11,243	$8,027
Foreign currency translation (loss), net of taxes	(946)	(421)

Comprehensive income	$10,297	$7,606

NOTE 9. Industry Segment Information and Foreign Operations

Since its inception, we have operated in the single industry segment of developing, manufacturing, and marketing medical devices.

We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia and South America, who then sell the products to medical institutions. No customer or distributor accounted for five percent or more of net sales during the first fiscal quarters of 2005 or 2004. Foreign subsidiary sales are predominantly to customers in Western Europe, Australia, Canada and Brazil. Substantially all of our foreign subsidiary assets are located in Western Europe, Canada, Australia and Brazil.

The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

	Three Months Ended and Period Ending
(in thousands)	April 2, 2005	April 3, 2004

United States
Net sales	$48,333	$36,598
Long-lived assets	$154,187	$132,034

Outside United States
Net sales	$13,812	$10,715
Long-lived assets	$15,439	$12,247

NOTE 10. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the first fiscal quarter are as follows:

Three Months Ended
April 2, 2005
Goodwill, beginning of the year, net	$102,365
Additions	1,485
Effect of currency translation	(667)

Goodwill, end of first quarter, net	$103,183

The following table provides additional information concerning intangible assets:

	April 2, 2005			January 1 ,2005
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	value	amount	amortization	value

Amortized
Patents	$10,127	($6,862)	$3,265	$10,127	($6,581)	$3,546
Licenses	6,041	(1,959)	4,082	5,291	(1,529)	3,762
Deferred financing	1,611	(1,611)	—	1,611	(1,611)	—
Developed technology	48,853	(14,219)	34,634	48,853	(13,140)	35,713
Non-compete agreements	1,111	(1,111)	—	1,111	(1,111)	—

Total amortized intangible assets	67,743	(25,762)	41,981	66,993	(23,972)	43,021

Unamortized
Trademarks	2,233	(462)	1,771	2,233	(462)	1,771

Total intangible assets	$69,976	($26,224)	$43,752	$69,226	($24,434)	$44,792

	Three Months Ended
(in thousands)	April 2, 2005	April 3, 2004

Amortization expense	$1,790	$1,061

The estimated amortization expense for currently-owned intangibles for the years 2005 through 2009 is $7.4 million, $5.9 million, $4.7 million, $4.7 million and $4.6 million, respectively.

NOTE 11. Credit Agreement

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

The credit agreement contains standard affirmative and negative covenants, including two financial covenants that require we maintain a leverage ratio of not greater than 2.75 to 1.00 and an interest coverage ratio of not less than 3.00 to 1.00. The covenants also restrict: (a) the making of investments, the payment of dividends and other payments with respect to capital, the disposition of material assets other than in the ordinary course of business and mergers and acquisitions if such actions would cause our leverage ratio to be greater than 2.50 to 1.00, (b) transactions with affiliates unless such transactions are completed in the ordinary course of business and upon fair and reasonable terms, (c) the incurrence of liens and (d) substantial changes in the nature of our business. The credit agreement also contains customary events of default, including payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, monetary judgment defaults in excess of specified amounts, cross-defaults to certain other agreements, change of control, and ERISA defaults.

As of April 2, 2005, there were no outstanding loans under this facility and we were in compliance with our loan covenants. Our current ratios in relation to the covenants are listed below:

Credit facility
Covenant	requirements	Actual
Leverage ratio	< 2.75 to 1.00	0.27 to 1.00
Interest coverage ratio	> 3.00 to 1.00	97.20 to 1.00

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements not of historical fact may be considered forward-looking statements. Written words such as “may,” “expect,” “believe,” “anticipate,” or “estimate,” or other variations of these or similar words, identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause such material differences are identified in “Risk Factors.” We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.

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

On January 10, 2005, we announced a two-for-one stock split in the form of a 100 percent stock dividend. On March 4, 2005, our stockholders approved an increase in the number of authorized shares of voting common stock from 75 million to 200 million (in addition to 20 million previously authorized shares of non-voting common stock), which was necessary to complete the stock split. The stock dividend was distributed on March 21, 2005 to stockholders of record on March 14, 2005. Our financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

Results of Operations

Sales Trends

Our worldwide sales were $62.1 million for the first fiscal quarter of 2005, a 31.3 percent increase over sales of $47.3 million in the comparable quarter of 2004. Of this total growth, 1.5 percentage points were the result of currency exchange rate changes and 12.1 percentage points were due to the TherMatrx product line acquired in the third quarter of 2004.

The following table compares net sales by product line and geography for the first fiscal quarters of 2005 and 2004:

	Three Months Ended
(in thousands)	April 2, 2005	April 3, 2004	$ Increase	% Increase

Sales
Product Line
Men’s pelvic health
Erectile restoration	$20,694	$17,465	$3,229	18.5%
Continence	13,248	12,166	1,082	8.9%
Prostate treatment	6,647	1,166	5,481	470.1%

Total men’s pelvic health	40,589	30,797	9,792	31.8%

Women’s pelvic health	21,556	16,516	5,040	30.5%

Total	$62,145	$47,313	$14,832	31.3%

Geography
United States	$48,333	$36,598	$11,735	32.1%
Outside United States	13,812	10,715	3,097	28.9%

Total	$62,145	$47,313	$14,832	31.3%

	Three Months Ended
(in thousands)	April 2, 2005	April 3, 2004

Percent of total sales
Product Line
Men’s pelvic health
Erectile restoration	33%	37%
Continence	21%	26%
Prostate treatment	11%	2%

Total men’s pelvic health	65%	65%
Women’s pelvic health	35%	35%

Total	100%	100%

Geography
United States	78%	77%
Outside United States	22%	23%

Total	100%	100%

Net Sales

Men’s pelvic health products. Revenue from men’s health products grew 31.8 percent in the first fiscal quarter of 2005 over the comparable period of 2004. This was driven primarily by two events from the third quarter of 2004, namely (a) the introduction of the Tactile Pump within the AMS 700 series of penile prostheses and (b) the acquisition of TherMatrx, Inc.

Erectile restoration revenue increased 18.5 percent in the quarter with a 7.4 percent increase in units sold across our portfolio of offerings. The average selling price of the overall erectile restoration portfolio increased significantly due to a continued conversion to the higher priced Tactile Pump product with its enhanced patient interface and InhibiZone antibiotic treatment. Due to market dynamics and strong revenue performance in the last two quarters of fiscal 2004, we expect erectile restoration growth to slow during the year to less than 10 percent.

Male continence sales increased 8.9 percent in the quarter with less than 1 percent growth in units sold. Unit sales increases outside the U.S. offset decreases within the U.S. in both the AMS 800 Artificial Urinary Sphincter and the InVance male sling system product lines. Price increases made to the AMS 800 line in the second quarter of 2004 and continued implant configuration changes are the primary drivers of the global sales increases in this business. With continued focus on improving market awareness and physician training on our male continence products, we anticipate sales growth of approximately 12 percent for 2005.

Prostate treatment sales increased $5.5 million from the prior year’s quarter due primarily to the acquisition of the TherMatrx product for BPH. Excluding TherMatrx sales, our prostate product sales declined slightly from the prior year’s quarter as our UroLume product is targeted toward the focused market of urethral stricture. We believe the in-office treatment of BPH market is growing at approximately 20 percent and that our prostrate business is growing in line with that market.

Women’s pelvic health products. Revenue from women’s pelvic health products grew 30.5 percent in the first fiscal quarter of 2005 over the comparable period of 2004. Our business continues to reflect the market’s shift toward the less-invasive, self-fixating slings with decreases in conventional bone anchoring devices (i.e. our InFast product). Within our offering of sling products, the Monarc and BioArc experienced both unit increases and mix benefit as their respective features of transobturator implant technique and biologic graft combined with self-fixating synthetic mesh continue to draw market share. While the supra-pubic implantation technique of the SPARC is losing portfolio share, that product remains significant within our women’s pelvic health portfolio. Our prolapse repair products approved by the FDA in mid-2004, namely the Apogee and Perigee, contributed to the women’s health growth and were not available in the first quarter of 2004. Her Option sales remain relatively flat in recent sequential quarters as the establishment of a reimbursement level for the Current Procedural Terminology (CPT) code was not effective until January 2005. As of April 2005, we have confirmed the use of the new code and reimbursement level with a growing percentage of payers, so we expect to see growth from this product offering later in 2005. With the impact of both new product technologies and continued deployment of physician training on those new technologies, we expect our women’s pelvic health portfolio to continue to grow at rates above the market growth rate for 2005.

International sales and foreign exchange effects. Our total revenues grew $14.8 million, or 31.3 percent in the first fiscal quarter of 2005 over the comparable period of 2004. Of this growth, $0.7 million, or 1.5 percent, was due to favorable currency exchange rates, mainly the euro. Because a large share of our expenses associated with European sales are euro-denominated costs, changes in these currency rates do not affect net income and cash flows from operations by the same dollar amount as they affect sales revenues.

The following table compares revenue, expense, and other income accounts for the first fiscal quarters of 2005 and 2004:

	Three Months Ended		$ Increase	% Increase
(in thousands)	April 2, 2005	April 3, 2004	(Decrease)	(Decrease)

Net sales	$62,145	$47,313	$14,832	31.3%
Cost of sales	11,020	8,930	2,090	23.4%

Gross profit	51,125	38,383	12,742	33.2%

Operating expenses
Marketing and selling	21,656	16,493	5,163	31.3%
Research and development	4,638	3,584	1,054	29.4%
General and administrative	5,789	4,876	913	18.7%
Amortization of intangibles	1,790	1,061	729	68.7%

Total operating expenses	33,873	26,014	7,859	30.2%

Operating income	17,252	12,369	4,883	39.5%

Royalty income	478	491	(13)	-2.6%
Interest income	274	138	136	98.6%
Interest expense	(55)	(201)	146	72.6%
Other income (expense)	(463)	(156)	(307)	196.8%

Income before income taxes	17,486	12,641	4,845	38.3%
Provision for income taxes	6,243	4,614	1,629	35.3%

Net income	$11,243	$8,027	$3,216	40.1%

	Percent of Sales
	For the Three Months Ended
(in thousands)	April 2, 2005	April 3, 2004

Net sales	100.0%	100.0%
Cost of sales	17.7%	18.9%

Gross profit	82.3%	81.1%

Operating expenses
Marketing and selling	34.8%	34.9%
Research and development	7.5%	7.6%
General and administrative	9.3%	10.3%
Amortization of intangibles	2.9%	2.2%

Total operating expenses	54.5%	55.0%

Operating income	27.8%	26.1%

Royalty income	0.8%	1.0%
Interest income	0.4%	0.3%
Interest expense	-0.1%	-0.4%
Other income (expense)	-0.7%	-0.3%

Income before income taxes	28.1%	26.7%
Provision for income taxes	10.0%	9.8%

Net income	18.1%	17.0%

Cost of sales. Cost of sales as a percentage of sales decreased 1.2 percentage points from 18.9 percent in the first quarter of 2004 to 17.7 percent for the first quarter in 2005. The majority of the decrease in the rate of cost is attributed to the higher effective prices achieved across our erectile restoration, male continence and women’s health portfolios. Future costs of goods sold will continue to depend on product introductions, production levels and mix of product sold.

Marketing and selling. Marketing and selling expenses increased by 31.3 percent in the first quarter of 2005 but remained essentially constant as a percentage of total revenue. The increase in spending was primarily due to costs associated with our TherMatrx product which we did not own in the 2004 quarter. We also continued investment in training and our sales management structure in the first quarter of 2005. We expect to continue expanding our sales and marketing investment, but our objective remains to leverage sales and marketing expense in 2005 and beyond as a percentage of sales.

Research and development. Research and development expense for the first quarter of 2005 held relatively constant as a percentage of sales for the first fiscal quarters of 2005 and 2004. Research and development spending includes investments in product development, intellectual property support, clinical studies and regulatory filings. We continue to expect total spending in research and development, over the longer term, to be in the range of 8 to 10 percent of sales.

General and administrative. General and administrative expenses as a percentage of sales for the first quarter of 2005 decreased by 1.0 percentage point from the comparable period in 2004, 9.3 percent and 10.3 percent, respectively. We expect to continue the leveraging of our current general and administrative infrastructure as we support our growing revenue base. While general and administrative expenses decreased as a percentage of sales, the dollars spent in the first quarter of 2005 increased over the first quarter of 2004.

Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The first quarter of 2005 reflects increased amortization expense over first quarter of 2004 due mainly to the amortization of developed technology, customer relationships and other intangibles obtained with our acquisition of TherMatrx in the third quarter of 2004.

Royalty income. Our royalty income is primarily from the license of our stent-delivery technology for medical use outside of urology. This perpetual exclusive worldwide license was entered into during 1998 and is expected to continue to 2009. We receive a royalty equal to 2.625 percent of net sales of licensed products on a quarterly basis. We do not directly influence sales of the products on which this royalty is based and cannot give any assurance as to future income levels. To a much lesser extent, royalty income includes fees from the sale of rights to a magnetic intraurethral valve pump device for the management of female incontinence.

Interest income. Interest income increased to $0.3 million from $0.1 million during the first fiscal quarters of 2005 and 2004, respectively, due to higher levels of cash and short term investments.

Interest expense. Interest expense decreased in the first fiscal quarter of 2005 from the same period 2004 due to the repayment of the entire outstanding balance on our senior credit facility in the third quarter of 2004. We entered into a new credit agreement on January 20, 2005. As of April 2, 2005, there were no borrowings under the credit agreement.

Other income (expense). Other income (expense) primarily represents gains and losses as a result of remeasuring foreign denominated (mainly euro-based) short-term intercompany receivables to current rates. The first fiscal quarter of 2005 reflects losses due to the weakening of the euro by 5.0 percent to the U.S. dollar from the beginning of the period.

Income taxes. Our effective income tax rate for the first fiscal quarters of 2005 and 2004 were 35.7 percent and 36.5 percent, respectively. We expect our effective tax rate for 2005 to approximate the first quarter 2005 effective rate.

Liquidity and Capital Resources

Cash, cash equivalents and short term investments were $70.5 million as of April 2, 2005, compared to $51.2 million as of January 1, 2005. This increase is due primarily to cash flow generated from operating activities.

Cash flows from operating activities. Net cash from operations was $18.6 million for the first quarter of fiscal 2005, driven by a net income of $11.2 million, and depreciation and amortization of $3.3 million. Net cash from operations was $13.6 million for the three month period of fiscal 2004, resulting from net income of $8.0 million, depreciation and amortization of $2.8 million, offset by other changes in assets and liabilities.

Cash flows from investing activities. Cash used in investing activities was ($0.5) million and ($0.2) million for the three month periods of fiscal 2005 and 2004, respectively. During the three month periods of fiscal 2005 and 2004, we purchased equipment totaling $1.4 million and $0.2 million, respectively. Cash of $1.5 million was paid during the three month period of 2005 as part of the contingent payments to the TherMatrx shareholders.

Cash flows from financing activities. Cash used in financing activities was $3.8 million during the three month period of fiscal 2005 and net to zero in the same period of 2004. Cash received from issuance of common stock was $3.8 million and $1.7 million during the three month periods of fiscal 2005 and 2004, respectively. During the first quarter of 2004, we repaid $1.6 million of debt under our previous senior credit facility.

Cash Commitments. Pursuant to our acquisition of CryoGen, Inc., we have agreed to pay CryoGen’s former shareholders an earnout payment contingent upon sales of CryoGen products. The earnout payment will be equal to three times our net sales of CryoGen products during four consecutive quarters, less our $40.0 million initial acquisition payment. The earnout period expires December 31, 2005. If our net CryoGen product sales do not exceed $13.3 million during any consecutive four-quarter period prior to December 31, 2005, no earnout payment will be required. The contractual maximum amount of the earnout payment is $110.0 million. This transaction is more fully described in our Form 8-K filed with the SEC on January 6, 2003. We do not currently anticipate an earnout payment to the former CryoGen shareholders.

On July 15, 2004, we acquired TherMatrx, Inc. and the shareholders of TherMatrx were paid cash consideration of $40.0 million. We also paid $1.4 million of acquisition related costs through April 2, 2005. In addition to the initial closing payment, we will make contingent payments based on the net product revenues attributable to sales of the TherMatrx Dose Optimized Thermotherapy (DOT) product. These contingent payments will equal four times the aggregate sales of DOT products over a period of six consecutive fiscal quarters (which began on July 5, 2004 and will end on December 31, 2005) minus $40.0 million. The contractual range of contingent payments is from zero to $210.0 million which would result in a total purchase price of $40.0 million up to a maximum of $250.0 million (including the initial payment). These contingent payments will be accounted for as goodwill. Since the time of acquisition, earnout payments of $22.9 million have been accrued, of which $1.5 million was paid during the three month period ended April 2, 2005.

On July 8, 2004, we repaid the remaining balance of 12.9 million under our prior senior credit facility and terminated the facility. This facility, which was set to expire in September 2005, was replaced with a new facility on January 20, 2005. The new agreement provides for a $150.0 million senior unsecured five-year revolving facility (U.S. dollars only), with a $20.0 million sub-limit for the issuance of standby and commercial letters of credit, and a $10.0 million sub-limit for swing line loans. At our option, any loan under the credit agreement (other than swing line loans) bears interest at a variable rate based on LIBOR or an alternative variable rate based on either prime rate or the federal funds effective rate, in each case plus a basis point spread determined by reference to our leverage ration. We have the option of increasing the aggregate maximum principal amount under the facility by $60.0 million. Funds are available under the credit facility for working capital and other lawful purposes, including permitted acquisitions. There are currently no borrowings under the facility.

We believe that funds generated from operations, together with our balances in cash and cash equivalents, as well as short term investments and our credit facility will be sufficient to finance current operations, planned capital expenditures, and our commitment to former TherMatrx shareholders.

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

Successful Introduction of New Products and Product Improvements

As part of our growth strategy, we intend to introduce a number of new products and product improvements. If we do not introduce these new products and product improvements on schedule, or if they are not well accepted by the market, our growth may be reduced.

Continued Use of Non-Invasive Treatment Alternatives

We predominantly sell devices and kits for invasive or minimally invasive surgical procedures. If patients do not accept our products and therapies, our sales may decline. Patient acceptance of our products and therapies depends on a number of factors, including the failure of non-invasive therapies, the degree of invasiveness involved in the procedures using our products, the rate and severity of complications, and other adverse side effects from the procedures using our products. Patients are more likely to first consider non-invasive alternatives to treat their urological disorders. The introduction of new oral medications or other less-invasive therapies could cause our sales to decline.

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

In the first quarter of 2004, the American Medical Association approved a CPT code for our Her Option cryoablation system to treat excessive uterine bleeding in the physician’s office, which was the first step toward the availability of standard reimbursement for Her Option. In January 2005, CMS published the relative value units to be applied to this therapy, resulting in a national average CMS allowable payment of $2,602 effective as of January 1, 2005. We do not expect a noticeable effect on sales of Her Option until this data has been incorporated into the reimbursement systems of the individual commercial payers across the country. We can offer no assurances as to the timing or effectiveness the new code and reimbursement level for Her Option procedures will have on the acceptance and practice of this in-office therapy.

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

Acquisition Integration

We have acquired businesses in the past and we may acquire other businesses in the future. Failure to successfully retain critical employees of an acquired company, failure to gain FDA approval for the products of an acquired company, or the inability to establish and maintain appropriate communications, performance expectations, regulatory compliance procedures, accounting controls, and reporting procedures could have a materially adverse affect on our business. We have integrated TherMatrx into our Minnetonka, Minnesota operations and have obtained FDA approval to transfer the manufacture of certain TherMatrx components to our Minnetonka location.

International Sales

During the first fiscal quarter of 2005, approximately 22 percent of our sales were to customers outside the United States. Some of these sales were to governmental entities and other organizations with extended payment terms. A number of factors, including political or economic instability in the countries where we do business, could affect payment terms and our ability to collect foreign receivables. We have little influence over these factors and changes could have a materially adverse impact on our business. In addition, foreign sales are influenced by fluctuations in currency exchange rates, mainly in the euro. In recent periods, our sales have been positively impacted by increases in the value of the euro relative to the U.S. dollar. Decreases in the value of the euro relative to the U.S. dollar would negatively impact our sales.

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

Ongoing Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

During fiscal 2004, we expended significant resources to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Our management concluded the internal controls over financial reporting in 2004 were adequate and contain no material weaknesses. Furthermore, our 2004 year-end audit resulted in our external auditors’ ability to attest to our satisfactory assessment of our internal controls over financial reporting with no material weaknesses to report. We realize the requirements of this Act must now be maintained quarterly and are likely to evolve as the result of a reassessment of the Act’s initial implementation. Failure to respond to changes in the requirements of the Act or our inability to comply regularly with the Act’s requirements could have a materially adverse affect on our business as represented by investor confidence and possible fluctuation in our stock price.

Expensing of Stock Options as Required by SFAS 123(R)

In December 2004, the Financial Accounting Standard board issued SFAS No. 123(R), Share-Based Payment, pursuant to which all stock-based compensation awards must be measured and expensed in consolidated financial statements beginning for us with our first fiscal quarter of 2006. Though we have been including footnote disclosure of the impact of the expense that would be recorded under SFAS No. 123 to our earnings and earnings per share in our regularly published SEC filings, the impact of this change to our stock price, and to those throughout the market, is uncertain at this time.

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

During the first fiscal quarter of 2005 and 2004, revenues from sales to customers outside the United States were 22.2 percent and 22.6 percent of total consolidated revenues, respectively. International accounts receivable, inventory, cash, and accounts payable were 31.5 percent, 6.1 percent, 13.9 percent, and 24.5 percent of total consolidated accounts for each of these items as of April 2, 2005. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar in the first quarter of 2005 relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $1.1 million during the quarter.

At April 2, 2005, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $20.1 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $2.0 million. Actual amounts may differ.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control over financial reporting that occurred during our last fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Option Grants

On May 6, 2005, the Compensation Committee of the Board of Directors of American Medical Systems Holdings, Inc. approved grants to AMS executive officers of incentive stock options to purchase that specified number of shares of AMS common stock as is indicated in the table below. The options were granted under the American Medical Systems Holdings, Inc. 2005 Stock Incentive Plan and pursuant to the terms of stock option agreements between AMS and each of the below-named executive officers. The options have an exercise price of $19.69 per share, which represents the closing sale price of a share of AMS common stock as of the end of the regular trading session, as reported by the NASDAQ National Market on the date of the grant. Each of the options has a seven-year term and is exercisable on a cumulative basis, with respect to 25% of the shares covered by such option on December 31, 2005, and with respect to 6.25% of the shares covered by such option on the last day of each calendar quarter thereafter, for so long as the recipient remains continuously employed by AMS.

Name	Title	Number of Shares
Martin J. Emerson	President and Chief Executive Officer	200,000
Carmen L. Diersen	Executive Vice President and Chief Financial Officer	100,000
Ross A. Longhini	Executive Vice President and Chief Technology Officer	80,000
Lawrence W. Getlin	Senior Vice President, Regulatory, Medical Affairs and Quality Systems	50,000
Janet L. Dick	Senior Vice President, Human Resources	50,000
John Nealon	Senior Vice President, Business Development	40,000

Base Salary Increase

On May 6, 2005, the Compensation Committee of the Board of Directors of American Medical Systems Holdings, Inc. approved a base salary increase for John Nealon to $207,500 per year in connection with his promotion to the position of Senior Vice President, Business Development, such increase to be effective as of May 2, 2005.

2005 Executive Variable Incentive Plan; Target Bonus Increases

On May 6, 2005, the Compensation Committee of the Board of Directors of American Medical Systems Holdings, Inc. approved an increase to the target bonuses of three executive officers under the 2005 Executive Variable Incentive Plan. Each of the approved increases will take effect beginning with the bonus payment for the second quarter of 2005 and the formula for calculating each target bonus will be adjusted to account for the approved increases. The new target bonus for 2005 for these three executive officers is set forth in the table below:

Name	Title	Target Bonus
Lawrence W. Getlin	Senior Vice President, Regulatory, Medical Affairs and Quality Systems	$73,213
Janet L. Dick	Senior Vice President, Human Resources	$64,125
John Nealon	Senior Vice President, Business Development	$69,469

ITEM 6. EXHIBITS

Item No.	Item	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC

May 12, 2005	By	/s/ Martin J. Emerson

Date		Martin J. Emerson
President and Chief Executive Officer

May 12, 2005	By	/s/ Carmen L. Diersen

Date		Carmen L. Diersen
Executive Vice President, Chief Financial Officer
and Corporate Secretary (Principal Financial and Accounting Officer)

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Fiscal Quarter Ended April 2, 2005

Item No.	Item	Filing Method
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report on Form 10-Q.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report on Form 10-Q.