Form 10-Q/A
period 2005-04-02
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2005-06-13
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

[ X ] Yes [ ] No

     As of May 6, 2005, there were 69,063,974 shares of the registrant’s $.01 par value Common Stock outstanding.

INDEX

		Page
PART II	OTHER INFORMATION	3
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
	HOLDERS	3
SIGNATURES		4

PART II. OTHER INFORMATION

This amendment on Form 10-Q/A of American Medical Systems Holdings, Inc. adds Item 4 of Part II of its Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005, as filed with the Securities and Exchange Commission on May 12, 2005, but is not intended to update any other information presented in the report on Form 10-Q as originally filed. The amendment includes disclosure regarding a special meeting of stockholders which was inadvertently omitted from the original filing of the Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 4, 2005, at a Special Meeting of Stockholders, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized voting common stock to 200,000,000 shares. The increase in the authorized voting common stock was necessary to affect a two-for-one stock split of our voting common stock in the form of a 100% stock dividend which was affected on March 21, 2005. The numbers below give effect to the stock split. The vote on this matter was as follows:

				Broker
	For	Against	Abstain	Non-Votes

1. Approval of an Amendment to the Amended and Restated Certificate of	55,537,820	2,925,368	8,006	0
Incorporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

June 13, 2005	By	/s/ Carmen L. Diersen
Date		Carmen L. Diersen Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

4