Form 10-Q
period 2005-07-02
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2005-08-11
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
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
☑ Yes ☐ No
     As of August 5, 2005 there were 69,275,936 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	July 2, 2005	January 1, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$46,433	$35,689
Short term investments	16,063	15,479
Accounts receivable, net	45,695	46,984
Inventories, net	19,785	21,719
Deferred income taxes	5,198	4,855
Other current assets	5,668	3,101

Total current assets	138,842	127,827

Property, plant and equipment, net	22,277	22,065
Goodwill, net	125,324	102,365
Intangibles, net	41,823	44,792
Deferred income taxes	2,598	2,911
Investment in technology and other assets	767	590

Total assets	$331,631	$300,550

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,769	$4,237
Accrued compensation expenses	9,578	10,783
Accrued warranty expense	1,480	1,451
Income taxes payable	—	2,982
Other accrued expenses	29,037	8,835
Contingent liability on acquisition	—	19,964

Total current liabilities	44,864	48,252

Accumulated post retirement benefit obligation	3,126	3,126

Total liabilities	47,990	51,378

Stockholders’ equity
Common stock, par value $.01 per share; authorized 220,000,000 shares; issued and outstanding: 69,194,957 shares at July 2, 2005 and 67,478,544 shares at January 1, 2005	692	675
Additional paid-in capital	223,626	210,163
Accumulated other comprehensive income	2,862	5,123
Retained earnings	56,461	33,211

Total stockholders’ equity	283,641	249,172

Total liabilities and stockholders’ equity	$331,631	$300,550

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
 (In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	$65,637	$49,093	$127,782	$96,406
Cost of sales	11,954	9,047	22,974	17,977

Gross profit	53,683	40,046	104,808	78,429

Operating expenses
Marketing and selling	23,494	17,250	45,150	33,743
Research and development	4,866	3,577	9,504	7,161
General and administrative	5,207	5,210	10,996	10,086
Amortization of intangibles	1,948	1,058	3,738	2,119

Total operating expenses	35,515	27,095	69,388	53,109

Operating income	18,168	12,951	35,420	25,320

Other income (expense)
Royalty income	508	430	986	921
Interest income	361	172	635	310
Interest expense	(41)	(248)	(96)	(449)
Other expense	(613)	(31)	(1,077)	(187)

Total other income	215	323	448	595

Income before income taxes	18,383	13,274	35,868	25,915

Provision for income taxes	6,376	4,845	12,619	9,459

Net income	$12,007	$8,429	$23,249	$16,456

Net income per share
Basic	$0.17	$0.13	$0.34	$0.25
Diluted	$0.17	$0.12	$0.33	$0.24

Weighted average common shares outstanding
Basic	68,972	66,768	68,437	66,626
Diluted	71,327	70,074	71,449	70,008
The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Condensed Statements of Cash Flow
 (In thousands)
(Unaudited)

	Six Months Ended
	July 2, 2005	July 3, 2004
Cash flows from operating activities
Net income	$23,249	$16,456

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,899	3,466
Loss (gain) on asset disposals	45	(5)
Amortization of intangibles, including deferred financing costs	3,738	2,231
Non-cash deferred compensation	10	3
Income tax benefit related to stock options	3,220	1,294
Change in net deferred taxes	159	(618)

Changes in operating assets and liabilities
Accounts receivable	(166)	(3,693)
Inventories	1,601	704
Accounts payable and accrued expenses	(3,163)	(1,866)
Other assets	(3,372)	727

Net cash provided by operating activities	28,220	18,699

Cash flows from investing activities
Purchase of property, plant and equipment	(3,211)	(1,443)
Purchase of business	(24,053)	—
Purchase of license agreement	(770)	—
Purchase of short term investments	(30,338)	(11,349)
Sale of short term investments	29,757	—

Net cash used in investing activities	(28,615)	(12,792)

Cash flows from financing activities
Issuance of common stock	10,249	4,590
Payments on long-term debt	—	(3,478)

Net cash provided by financing activities	10,249	1,112

Effect of currency exchange rates on cash	890	(81)

Net increase in cash and cash equivalents	10,744	6,938

Cash and cash equivalents at beginning of period	35,689	58,953

Cash and cash equivalents at end of period	$46,433	$65,891

Supplemental disclosure
Cash paid for interest	$0	$299
Cash paid for income taxes	$11,520	$9,820
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. Basis of Presentation
We have prepared the consolidated financial statements included in this Form 10-Q without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in its Annual Report on Form 10-K for fiscal 2004. All amounts presented in tables are in thousands, except per share data.
These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.
We have a 52 or 53 week fiscal year ending on the Saturday nearest December 31. Accordingly, the second fiscal quarters of 2005 and 2004 are represented by the six month periods ended on July 2, 2005 and July 3, 2004, respectively.
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
NOTE 2. Stock-Based Compensation
We have one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of our employee stock options equals the market price of the underlying stock on the date of grant for all options granted, and thus, under APB 25, no compensation expense is recognized.
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income, as reported	$12,007	$8,429	$23,249	$16,456
Stock-based employee compensation expense included in reported income, net of tax	—	—	—	15

Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(1,789)	(1,019)	(3,255)	(1,835)

Pro forma net income	$10,218	$7,410	$19,994	$14,636

Net income per share
As reported
Basic	$0.17	$0.13	$0.34	$0.25
Diluted	$0.17	$0.12	$0.33	$0.24

Pro forma
Basic	$0.14	$0.11	$0.28	$0.22
Diluted	$0.13	$0.10	$0.26	$0.20

NOTE 3. Earnings per Share
The following table presents information necessary to calculate basic and diluted net income per common share and common share equivalents for the second fiscal quarters of 2005 and 2004.

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income	$12,007	$8,429	$23,249	$16,456

Weighted-average shares outstanding for basic net income per share	68,972	66,768	68,437	66,626
Dilutive effect of stock options	2,355	3,306	3,012	3,382

Adjusted weighted-average shares outstanding and assumed conversions for diluted net income per share	71,327	70,074	71,449	70,008

Net income per share
Basic	$0.17	$0.13	$0.34	$0.25
Diluted	$0.17	$0.12	$0.33	$0.24
For both the second quarter and first six months of 2005, there were 1,384,958 of outstanding stock options excluded from the diluted earnings per share computation because the impact would have been anti-dilutive. For both the second quarter and first six months of 2004, there were 1,349,500 of outstanding stock options excluded from the diluted earnings per share computation because the impact would have been anti-dilutive.
NOTE 4. Inventories
Inventories consist of the following:

(in thousands)	July 2, 2005	January 1, 2005

Raw materials	$4,841	$5,191
Work in process	2,830	2,405
Finished goods	13,974	15,866
Obsolescence reserves	(1,860)	(1,743)

Net inventories	$19,785	$21,719

NOTE 5. Warranties
Many of our products are sold with warranty coverage for periods ranging from one year up to the patient’s lifetime. The warranty allowance is our estimate of the expected future cost of honoring current warranty obligations. Factors influencing this estimate include historical claim rates, surgical infection rates, changes in product performance, the frequency of use by the patient, patients’ performance expectations and changes in the terms of our policies. Changes in the warranty balance during the six month period of fiscal 2005 and 2004 are listed below:

	Six Months Ended
(in thousands)	July 2, 2005	July 3, 2004

Balance, beginning of period	$1,451	$1,338
Provisions for warranty	151	147
Claims processed	(122)	(166)

Balance, end of period	$1,480	$1,319

NOTE 6. Acquisition
On July 15, 2004, we acquired TherMatrx, Inc. and the former shareholders of TherMatrx were paid cash consideration of $40.0 million. We also paid $1.4 million of acquisition related costs through July 2, 2005.
In addition to the initial closing payment, we are required to make contingent payments based on the net product revenues attributable to sales of the TherMatrx® Dose Optimized Thermotherapy™ (DOT) product. These contingent payments equal four times the aggregate sales of DOT products over a period of six consecutive fiscal quarters (which began on July 5, 2004 and will end on December 31, 2005) minus $40.0 million. The contractual range of contingent payments is from zero to $210.0 million which would result in a total purchase price of $40.0 million up to a maximum of $250.0 million (including the initial payment). These contingent payments have been and will continue to be accounted for as goodwill.

Since the time of acquisition, earnout payments of $46.2 million have been accrued, of which $23.2 million was paid during the six month period ended July 2, 2005.
The primary purpose of the TherMatrx acquisition was to gain access to their product for the treatment of benign prostatic hyperplasia (BPH). The primary advantage of the TherMatrx treatment over other BPH treatments is the comfort level for the patient and its appropriateness for the office setting.
The purchase price, including earnout payments accrued, is currently allocated as follows:

(in thousands)	Amount

Developed technology, customer relationships and other intangible assets	$31,000
In-process research and development	35,000
Tangible assets acquired, net of liabilities assumed	5,721
Deferred tax liability on assets acquired	(8,446)
Goodwill	24,491

Purchase price, including earned contingent payments accrued through July 2, 2005	$87,766

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
The contingent liability on acquisition was reduced from $20.9 million at initial acquisition to zero during the first quarter of 2005, to reflect the contingent payments made based on the net product revenues attributable to sales of DOT product during the period July 5, 2004 through July 2, 2005. Two contingent payments have been made, totaling $23.2 million through July 2, 2005. The third payment, estimated to be $23.0 million, will be made in August 2005 and is included in other accrued expenses at July 2, 2005.
Our consolidated financial statements for the six months ended July 2, 2005 include the financial results of TherMatrx. The following table contains pro forma results for the quarter and year to date ended July 2, 2005, as if the acquisition had occurred at the beginning of 2004:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Revenue	$65,637	$53,882	$127,782	$106,113
Net income	$12,007	$9,777	$23,249	$18,272
Earnings per share
Basic	$0.17	$0.15	$0.34	$0.27
Diluted	$0.17	$0.14	$0.33	$0.26
The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.
NOTE 7. Subsequent Event
On July 7, 2005, we acquired Ovion Inc., a development stage company focused on a transcervical sterilization technology. The former Ovion shareholders received initial cash consideration of $9.2 million, after certain adjustments made at closing regarding the payment of outstanding liabilities of Ovion at the time of closing. We deposited $1.0 million of this initial consideration in escrow to be held for 12 months after closing of the merger to cover certain contingencies, and the balance was distributed to former Ovion shareholders. We used cash on hand to make the initial payment of $9.2 million.

In addition to the initial closing payment, we will make additional contingent payments up to $20.0 million if certain clinical and regulatory milestones are completed and earnout payments equal to one times net sales of Ovion™ products for the 12-month period beginning on the later of (i) our first fiscal quarter commencing six months after approval from the U.S. Food and Drug Administration to market the Ovion product for female sterilization or (ii) January 1, 2008. The contingent payments and earnout payments are subject to certain rights of set-off. The founders of Ovion will also receive a royalty equal to two percent of net sales of products that are covered by the Ovion patents related to their initial technology contribution to Ovion.
NOTE 8. Recent Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Inventory Pricing. SFAS No. 151 requires all companies recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard is effective for fiscal years beginning after June 15, 2005 with early adoption permitted. We adopted SFAS 151 in the first quarter of 2005 and it did not have a material impact on our consolidated financial statements.
In December 2004, the FASB issued SFAS 123 (revised 2004), Share-based Payment. SFAS 123(R) requires all entities recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and restricted stock) granted to employees. This applies to all transactions involving the issuance of our own equity in exchange for goods or services, including employee services. Upon adoption of SFAS 123(R), all stock option awards to employees will be recognized as expense in the income statement, typically over any related vesting period. SFAS123(R) carried forward the guidance from SFAS 123 for payment transactions with non-employees. The Securities and Exchange Commission amended the compliance date on April 14, 2005, to require public companies to adopt the standard as of the beginning of the first annual period that begins after June 15, 2005. We will, therefore, be required to adopt SFAS 123(R) in the first quarter of 2006. We believe the impact of adopting SFAS 123(R) will be similar to the pro forma disclosure impact presented previously in this footnote. See Notes to Consolidated Financial Statements – No. 2.
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

NOTE 9. Comprehensive Income
Comprehensive income is net income adjusted for changes in the value of derivative financial instruments, unrealized gains and losses on marketable securities, and foreign currency translation.
Comprehensive income for the three and six month periods in fiscal 2005 and 2004 was:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income	$12,007	$8,429	$23,249	$16,456
Foreign currency translation (loss), net of taxes	(1,315)	(362)	(2,261)	(783)

Comprehensive income	$10,692	$8,067	$20,988	$15,673

NOTE 10. Industry Segment Information and Foreign Operations
Since our inception, we have operated in the single industry segment of developing, manufacturing, and marketing medical devices.
We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia and South America, who then sell the products to medical institutions. No customer or distributor accounted for five percent or more of net sales during the second fiscal quarters of 2005 or 2004. Foreign subsidiary sales are to customers in Western Europe, Australia, Canada and Brazil and our foreign subsidiary assets are located in the same countries.
The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

	Three Months Ended and Period Ending		Six Months Ended and Period Ending
(in thousands)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
United States
Net sales	$50,737	$37,643	$99,070	$74,241
Long-lived assets	$175,545	$130,685	$175,545	$130,685
Outside United States
Net sales	$14,900	$11,450	$28,712	$22,165
Long-lived assets	$14,646	$12,250	$14,646	$12,250
NOTE 11. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six month period ending July 2, 2005 were:

Six Months Ended
July 2, 2005
Goodwill, beginning of the year, net	$102,365
Additions	24,491
Effect of currency translation	(1,532)

Goodwill, end of second quarter, net	$125,324

Additions during the quarter ended July 2, 2005 consisted primarily of contingent payments on the acquisition of TherMatrx, Inc., as described in Notes to Consolidated Financial Statements – No. 6.

The following table provides additional information concerning intangible assets:

	July 2, 2005			January 1, 2005
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	value	amount	amortization	value
Amortized
Patents	$10,127	($7,145)	$2,983	$10,127	($6,581)	$3,546
Licenses	6,061	(2,547)	3,513	5,291	(1,529)	3,762
Deferred financing	1,611	(1,611)	—	1,611	(1,611)	—
Developed technology	48,853	(15,297)	33,556	48,853	(13,140)	35,713
Non-compete agreements	1,111	(1,111)	—	1,111	(1,111)	—

Total amortized intangible assets	67,763	(27,711)	40,052	66,993	(23,972)	43,021

Unamortized Trademarks	2,233	(462)	1,771	2,233	(462)	1,771

Total intangible assets	$69,996	($28,173)	$41,823	$69,226	($24,434)	$44,792

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Amortization expense	$1,948	$1,058	$3,738	$2,119
The estimated amortization expense for currently-owned intangibles for the years 2005 through 2009 is $7.4 million, $6.0 million, $4.7 million, $4.7 million and $4.6 million, respectively.
NOTE 12. Credit Agreement
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
As of July 2, 2005, there were no outstanding loans under this facility and we were in compliance with our loan covenants. Our current ratios in relation to the covenants are listed below:

Credit facility
Covenant	requirements	Actual
Leverage ratio	< 2.75 to 1.00	0.29 to 1.00
Interest coverage ratio	> 3.00 to 1.00	155.3 to 1.00

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
Overview
We develop and deliver innovative medical solutions to our target patients and physicians. Since becoming an independent company in 1998, we have worked to build a business that delivers consistent revenue and earnings growth, fueled by a robust pipeline of innovative products for significant, under-penetrated markets of patients and their physicians. We have greatly broadened our product line, building on our traditional base of products for erectile restoration and products for men’s incontinence, to include products and therapies targeted at urethral stricture and benign prostatic hyperplasia in men as well as incontinence, pelvic organ prolapse and menorrhagia in women. Our primary physician customers include urologists, gynecologists, and urogynecologists.
Our revenue growth in the second fiscal quarter of 2005 was 33.7 percent, consisting of 30.5 percent growth in men’s pelvic health and 39.3 percent growth in women’s pelvic health. Gross margins of 81.8 percent contributed to an operating income level of 27.7 percent of sales. Our net income for the second quarter was $12.0 million, or 18.3 percent of sales, representing earnings growth of 42.4 percent over the prior year’s quarter. In addition to this operating statement performance, we realized benefits from balance sheet management efforts in the quarter. We reduced global inventories for the second consecutive quarter, improved our days sales outstanding in accounts receivable by 4 days from the previous quarter and ended the quarter with cash and short-term investments of $62.5 million.
We released a number of new products and product improvements in the first half of 2005. We introduced the AMS 700™ with the Tactile Pump™, our primary erectile restoration product with an enhanced patient interface, to certain international markets. We expanded the Monarc®, our transobturator product for female urinary incontinence, with a broad offering of needle designs. We initiated marketing studies for a variety of products in both our men’s and women’s incontinence and prolapse businesses during the second quarter. We also started prospective marketing studies of the Apogee™ and Perigee™ systems for prolapse repair. We remain committed to spending eight to ten percent of our sales on research and development in order to continue to develop new products and product improvements and to be recognized as the world leader in pelvic health innovation.

Results of Operations
Sales Trends
Our worldwide sales were $65.6 million for the second fiscal quarter of 2005, a 33.7 percent increase over sales of $49.1 million in the comparable quarter of 2004. Of this total growth, 1.3 percentage points were the result of currency exchange rate changes and 11.8 percentage points were due to the TherMatrx product line acquired in the third quarter of 2004. Net sales year to date through the second fiscal quarter of 2005 were $127.8 million, an increase of 32.5 percent as compared to the same period of 2004. Of this total growth, 1.4 percentage points were the result of currency exchange rate changes and 12.0 percentage points were due to the TherMatrx acquisition.
The following table compares net sales by product line and geography for the three and six month periods of fiscal 2005 and 2004:

	Three Months Ended				Six Months Ended
(in thousands)	July 2, 2005	July 3, 2004	$ Increase	% Increase	July 2, 2005	July 3, 2004	$ Increase	% Increase
Sales
Product Line
Men’s pelvic health
Erectile restoration	$20,680	$17,919	$2,761	15.4%	$41,374	$35,384	$5,990	16.9%
Continence	13,402	12,266	1,136	9.3%	26,650	24,432	2,218	9.1%
Prostate treatment	6,735	1,089	5,646	518.5%	13,382	2,255	11,127	493.4%

Total men’s pelvic health	40,817	31,274	9,543	30.5%	81,406	62,071	19,335	31.1%

Women’s pelvic health	24,820	17,819	7,001	39.3%	46,376	34,335	12,041	35.1%

Total	$65,637	$49,093	$16,544	33.7%	$127,782	$96,406	$31,376	32.5%

Geography
United States	$50,737	$37,643	$13,094	34.8%	$99,070	$74,241	$24,829	33.4%
International	14,900	11,450	3,450	30.1%	28,712	22,165	6,547	29.5%

Total	$65,637	$49,093	$16,544	33.7%	$127,782	$96,406	$31,376	32.5%

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Percent of total sales
Product Line
Men’s pelvic health Erectile restoration	32%	37%	32%	37%
Continence	20%	25%	21%	25%
Prostate treatment	10%	2%	10%	2%

Total men’s pelvic health	62%	64%	64%	64%

Women’s pelvic health	38%	36%	36%	36%

Total	100%	100%	100%	100%

Geography
United States	77%	77%	78%	77%
International	23%	23%	22%	23%

Total	100%	100%	100%	100%

Net Sales
Men’s pelvic health products. Revenue from men’s health products grew 30.5 percent in the second fiscal quarter 2005 and 31.1 percent year to date over the comparable periods of 2004. The increase was driven primarily by two events from the third quarter of 2004, namely the introduction of the Tactile Pump within the AMS 700 series of penile prostheses and the acquisition of TherMatrx, Inc.
Erectile restoration revenue increased 15.4 percent in the second fiscal quarter 2005 and 16.9 percent year to date over the comparable periods of 2004. This revenue growth is due to both increased unit sales volume and average selling prices. The increase in the average selling price is due to the continued conversion to our latest technology, the Tactile Pump product, with its enhanced patient interface and InhibiZone® antibiotic treatment. Our second quarter and first six months’ sales of these products in 2004 were negatively impacted by the trialing of then-new drug therapies, delaying implant decisions.

Male continence sales increased 9.3 percent in the second fiscal quarter of 2005 and 9.1 percent year to date over the comparable periods of 2004. This revenue growth in our male continence products, which include the AMS 800™ Artificial Urinary Sphincter and Invance® male sling system, was due to an increase in sales unit volume, average selling price increases and continued implant configuration changes.
Prostate treatment sales increased $5.7 million in the second fiscal quarter of 2005 and $11.1 million year to date over the comparable periods of 2004. This revenue increase is mainly due to the July 2004 acquisition of the TherMatrx product for BPH treatment. The market for the in-office treatment of BPH is believed to be growing at approximately 20 percent.
Women’s pelvic health products. Revenue from women’s pelvic health products grew 39.3 percent in the second fiscal quarter of 2005 and 35.1 percent year to date over the comparable periods of 2004. This revenue growth is driven by new products and increased unit sales. Our prolapse repair products approved by the FDA in mid-2004, Apogee and Perigee, contributed significantly to the women’s health growth with sequential growth in each of the last three quarters exceeding 50.0 percent. We anticipate that significant growth will continue with Apogee and Perigee as we accelerate physician training activities in the second half of the year. Within our offering of incontinence products, the Monarc experienced significant sales growth as the transobturator implant technique continues to draw market share. The Monarc growth was partially offset by a decline in our InFast™ and SPARC® products, though SPARC remains significant within our women’s pelvic health portfolio. Her Option® sales grew both as compared to the prior year’s quarter and sequentially. The reimbursement level for the Current Procedural Terminology (CPT) code for the Her Option endometrial cryoablation system became effective in January 2005 and was recognized by an increasing number of payers throughout the quarter. With the impact of both new product technologies and continued deployment of physician training on those new technologies, we expect our women’s pelvic health portfolio to continue to grow at rates above the market growth rate for 2005.
International sales and foreign exchange effects. Our total international revenues grew $3.5 million, or 30.1 percent in the second fiscal quarter of 2005 and $6.5 million, or 29.5 percent in the six month period over the comparable periods of 2004. Of this growth for the quarter, $0.6 million, or 5.6 percentage points, was due to favorable currency exchange rates, mainly the euro. Year to date the favorable currency effect was $1.4 million or 6.1 percent.
The following table compares revenue, expense, and other income accounts for the three and six month periods of fiscal 2005 and 2004:

	Three Months Ended		$ Increase	% Increase	Six Months Ended		$ Increase	% Increase
(in thousands)	July 2, 2005	July 3, 2004	(Decrease)	(Decrease)	July 2, 2005	July 3, 2004	(Decrease)	(Decrease)

Net sales	$65,637	$49,093	$16,544	33.7%	$127,782	$96,406	$31,376	32.5%
Cost of sales	11,954	9,047	2,907	32.1%	22,974	17,977	4,997	27.8%

Gross profit	53,683	40,046	13,637	34.1%	104,808	78,429	26,379	33.6%

Operating expenses
Marketing and selling	23,494	17,250	6,244	36.2%	45,150	33,743	11,407	33.8%
Research and development	4,866	3,577	1,289	36.0%	9,504	7,161	2,343	32.7%
General and administrative	5,207	5,210	(3)	-0.1%	10,996	10,086	910	9.0%
Amortization of intangibles	1,948	1,058	890	84.1%	3,738	2,119	1,619	76.4%

Total operating expenses	35,515	27,095	8,420	31.1%	69,388	53,109	16,279	30.7%

Operating income	18,168	12,951	5,217	40.3%	35,420	25,320	10,100	39.9%

Royalty income	508	430	78	18.1%	986	921	65	7.1%
Interest income	361	172	189	109.9%	635	310	325	104.8%
Interest expense	(41)	(248)	207	83.5%	(96)	(449)	353	78.6%
Other income (expense)	(613)	(31)	(582)	1877.4%	(1,077)	(187)	(890)	475.9%

Income before income taxes	18,383	13,274	5,109	38.5%	35,868	25,915	9,953	38.4%

Provision for income taxes	6,376	4,845	1,531	31.6%	$12,619	$9,459	3,160	33.4%

Net income	$12,007	$8,429	$3,578	42.4%	$23,249	$16,456	$6,793	41.3%

	Percent of Sales		Percent of Sales
(in thousands)	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	18.2%	18.4%	18.0%	18.6%

Gross profit	81.8%	81.6%	82.0%	81.4%

Operating expenses
Marketing and selling	35.8%	35.1%	35.3%	35.0%
Research and development	7.4%	7.3%	7.4%	7.4%
General and administrative	7.9%	10.6%	8.6%	10.5%
Amortization of intangibles	3.0%	2.2%	2.9%	2.2%

Total operating expenses	54.1%	55.2%	54.3%	55.1%

Operating income	27.7%	26.4%	27.7%	26.3%

Royalty income	0.8%	0.9%	0.8%	1.0%
Interest income	0.5%	0.4%	0.5%	0.3%
Interest expense	-0.1%	-0.5%	-0.1%	-0.5%
Other income (expense)	-0.9%	-0.1%	-0.8%	-0.2%

Income before income taxes	28.0%	27.0%	28.1%	26.9%
Provision for income taxes	9.7%	9.9%	9.9%	9.8%

Net income	18.3%	17.2%	18.2%	17.1%

Cost of sales. Cost of sales as a percentage of sales decreased 0.2 and 0.6 percentage points during the three and six month periods of 2005 from 2004, respectively. The majority of the decrease in the rate of cost of sales, and corresponding increase in margins, is attributed to the revenue volume mix achieved across product lines where newer technology and improved patient benefits result in higher margins. This favorable impact was partially offset by lower gross margins in the capital equipment element of our prostate treatment business. Future costs of goods sold will continue to depend on product introductions, production levels and mix of product sold.
Marketing and selling. Marketing and selling expenses increased by 36.2 percent in the second quarter of 2005 and 33.8 percent year to date but remained essentially constant as a percentage of total revenue. The increase in spending was primarily due to costs associated with our TherMatrx business which we did not own in the comparable 2004 periods. We also continued investment in physician training, sales force training and enhancements to our worldwide sales management structure in 2005. We expect to continue expanding our sales and marketing investment, but our objective remains to leverage sales and marketing expense in 2005 and beyond as a percentage of sales.
Research and development. Research and development expense for the three month and six month periods of 2005 held relatively constant as a percentage of sales with the same periods of 2004. While research and development spending remain constant as a percent of sales, dollars spent in first half of 2005 increased 32.7 percent from the first half of 2004 as we continue to invest in applied research, product development, intellectual property support, clinical studies and regulatory filings. We continue to expect total spending in research and development, over the longer term, to be in the range of eight to ten percent of sales.
General and administrative. General and administrative expenses as a percentage of sales for the three and six month periods of 2005 decreased by 2.7 and 1.9 percentage points, respectively, from the comparable periods in 2004. This 2005 decrease is due to 2005 reductions in patent litigation expenses and systems depreciation. We expect to continue the leveraging of our current general and administrative infrastructure as we support our growing revenue base.
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The three and six month periods of 2005 reflect increased amortization expense over the same periods of 2004 due primarily to the amortization of developed technology, customer relationships and other intangibles obtained with our acquisition of TherMatrx in the third quarter of 2004.

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
Interest income. Interest income increased during the three and six month periods of 2005 compared to the same periods of 2004 due to increased interest rates on money market and short term investments.
Interest expense. Interest expense decreased in the three and six month periods of 2005 from the same periods in 2004 due to the repayment of the entire outstanding balance on our senior credit facility in the third quarter of 2004. We entered into a new credit agreement on January 20, 2005. As of July 2, 2005, there were no borrowings under the new credit agreement.
Other income/(expense). Other income/(expense) primarily represents gains and losses as a result of remeasuring foreign denominated (mainly euro-based) short-term intercompany receivables to current rates. The three and six month periods of 2005 reflect losses due to the weakening of the euro by 6.7 percent and 11.3 percent, respectively, to the U.S. dollar from the beginning of the period.
Income taxes. Our effective income tax rate for the three month and six month periods of 2005 were 34.7 percent and 35.2 percent, respectively. Our effective tax rate in 2004 for the same periods was 36.5 percent. We expect our effective tax rate for 2005 to approximate the effective tax for the first half of 2005.
Liquidity and Capital Resources
Cash, cash equivalents and short term investments were $62.5 million as of July 2, 2005, compared to $51.2 million as of January 1, 2005. This increase is due primarily to cash flow generated from operating activities and financing activities, partially offset by TherMatrx earnout payments.
Cash flows from operating activities. Net cash generated from operations was $28.2 million for the six month period of fiscal 2005, driven by a net income of $23.2 million, and depreciation and amortization of $6.6 million. Net cash generated from operations was $18.7 million for the six month period of fiscal 2004, resulting from net income of $16.5 million, depreciation and amortization of $5.7 million, offset by other changes in assets and liabilities.
Cash flows from investing activities. Cash used in investing activities was $28.6 million and $12.8 million for the six month periods of fiscal 2005 and 2004, respectively. During the six month periods of fiscal 2005 and 2004, we made capital acquisitions of $3.2 million and $1.4 million, respectively. Current year purchases included $1.5 million for the renovation of our corporate facility in Minnesota. Cash of $24.1 million was paid during the six month period of 2005 as part of the contingent payments to the former TherMatrx shareholders.
Cash flows from financing activities. Cash provided from financing activities was $10.2 million during the six month period of fiscal 2005, $1.1 million in the same period of 2004. Cash received from issuance of common stock was $10.2 million and $4.6 million during the six month periods of fiscal 2005 and 2004, respectively. The majority of this cash received came from our employees exercising stock options. During the six month period of 2004, we repaid $3.5 million of debt under our previous senior credit facility.
Cash commitments. Pursuant to our acquisition of CryoGen, Inc., we have agreed to pay CryoGen’s former shareholders a payment contingent upon sales of CryoGen products. The payment will be equal to three times our net sales of CryoGen products during four consecutive quarters, less our $40.0 million initial acquisition payment. The earnout period expires December 31, 2005. If our net CryoGen product sales do not exceed $13.3 million during any consecutive four-quarter period prior to December 31, 2005, no earnout payment will be required. The contractual maximum amount of the earnout payment is $110.0 million. This transaction is more fully described in our Form 8-K filed with the SEC on January 6, 2003. We do not currently anticipate an earnout payment to the former CryoGen shareholders.
On July 15, 2004, we acquired TherMatrx, Inc. and the shareholders of TherMatrx were paid cash consideration of $40.0 million. We also paid $1.4 million of acquisition related costs through July 2, 2005. In addition to the initial closing payment, we are required to make contingent payments based on the net product revenues attributable to sales of the TherMatrx product. These contingent payments are equal to four times the aggregate sales of DOT products over a period of six consecutive fiscal quarters (which began on July 5, 2004 and will end on December 31, 2005) minus $40.0 million. The contractual range of contingent payments is from zero to $210.0 million which would result in a total purchase price of $40.0 million up to a maximum of $250.0 million (including the initial payment). These contingent payments have been and will continue to be accounted for as goodwill. Since the time of acquisition, earnout payments of $46.2 million have been accrued, of which $23.2 million was paid during the six month period ended July 2, 2005.
On July 7, 2005, we acquired Ovion Inc. and the former shareholders of Ovion received initial cash consideration of $9.2 million, after certain adjustments made at closing regarding the payment of outstanding liabilities of Ovion at the time of closing. We deposited $1.0 million of this initial consideration in escrow to be held for 12 months after closing of the merger to cover certain contingencies, and the balance was distributed to former Ovion shareholders. We used cash on hand to make the initial payment of $9.2 million. We also expect to incur acquisition related costs of approximately $1.0 million. In addition to the initial closing payment, we will make additional contingent payments up to $20.0 million if certain clinical trail and regulatory milestones are completed and an earnout payment equal to net sales for a 12 month period after commercialization. In addition, the Ovion founders will receive a 2 percent royalty related to their initial technology contribution to Ovion. This transaction is more fully described in our Form 8-K filed with the SEC on July 7, 2005.
We entered into a new credit agreement on January 20, 2005. The new agreement provides for a $150.0 million senior unsecured five-year revolving facility (U.S. dollars only) with a $20.0 million sub-limit for the issuance of standby and commercial letters of credit, and a $10.0 million sub-limit for swing line loans. At our option, any loan under the credit agreement (other than swing line loans) bears interest at a variable rate based on LIBOR or an alternative variable rate based on either prime rate or the federal funds effective rate, in each case plus a basis point spread determined by reference to our leverage ratio. We have the option of increasing the aggregate maximum principal amount under the facility by $60.0 million. Funds are available under the credit facility for working capital and other lawful purposes, including permitted acquisitions. There are currently no borrowings under the facility, and we are in compliance with all financial covenants of the agreement at July 2, 2005, as further described in Notes to Consolidated Financial Statements – No. 12.
We believe that funds generated from operations, together with our balances in cash and cash equivalents, as well as short term investments and our credit facility will be sufficient to finance current operations, planned capital expenditures, and our commitment to the former TherMatrx and Ovion shareholders.
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
Actions Related to Reimbursement for Procedures Using our Products
Our physician and hospital customers depend on third party government and non-government entities for reimbursement for services provided to patients. The level of such third party reimbursement has fluctuated from time to time in the past and may fluctuate in the future, and the level of reimbursement may influence whether customers purchase our products. Further, as we expand our offerings from implants surgically delivered to patients in hospital settings to minimally-invasive therapies delivered to patients in physician offices, we must address the information needs of varied reimbursement systems and processes. While our sales history of devices in the U.S. does not reflect an obvious correlation between sales levels and changes in CMS (Centers for Medicare and Medicaid Services) reimbursement rates, office-based business may be more directly impacted by reimbursement rate fluctuations than our hospital-based business has been historically.
Regulatory Approvals and Clinical Results
Regulatory authorities around the world dictate different levels of manufacturing and design information and/or clinical data for various products and therapies in order to ensure their safety and efficacy. In the event the data submitted is deemed inadequate or the clinical study results do not support approval, a product may either not be fit for commercialization or may require a redesign to satisfy the regulatory authorities and/or clinical study outcomes. In addition, though a product’s clinical results may meet the regulatory requirements for product approval and commercialization, market acceptance and adoption of the product may not meet our expectations.
Intellectual Property Lawsuits
The medical device industry is litigious with respect to patents and other intellectual property rights. Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage. In the future, we may become a party to lawsuits involving patents or other intellectual property. A legal proceeding, regardless of the outcome, would draw upon our financial resources and divert the time and efforts of our management. If we lose one of these proceedings, a court, or a similar foreign governing body, could require us to pay significant damages to third parties, require us to seek licenses from third parties and pay ongoing royalties, require us to redesign our products, or prevent us from manufacturing, using or selling our products. In addition to being costly, protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation. We may be involved in future proceedings before the U.S. Patent and Trademark Office with regard to three requests for interference claims filed by Conceptus, Inc. against two Ovion patent applications and one Ovion patent.

Product Liability Lawsuits
The manufacture and sale of medical devices exposes us to significant risk of product liability claims. In the past, we have had a number of product liability claims relating to our products. In the future, we may be subject to additional product liability claims, some of which may have a negative impact on our business. As our product and therapy portfolio broadens into the treatment of additional medical indications, our historical product liability experience may not be a reflection of our longer term future exposure. If a product liability claim or series of claims is brought against us for uninsured liabilities or for amounts in excess of our insurance coverage, our business could suffer. We are not currently involved in any material product liability litigation.
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
Acquisition Integration
We have acquired businesses in the past and we may acquire other businesses in the future. Failure to successfully retain critical employees of an acquired company, failure to gain FDA approval for the products of an acquired company, or the inability to establish and maintain appropriate communications, performance expectations, regulatory compliance procedures, accounting controls and reporting procedures could have a materially adverse affect on our business. We are currently in the process of integrating Ovion Inc. as the result of our July 2005 acquisition of that development stage company.
International Sales
During the second fiscal quarter of 2005, approximately 23 percent of our sales were to customers outside the United States. Some of these sales were to governmental entities and other organizations with extended payment terms. A number of factors, including political or economic instability in the countries where we do business, could affect payment terms and our ability to collect foreign receivables. We have little influence over these factors and changes could have a materially adverse impact on our business. In addition, foreign sales are influenced by fluctuations in currency exchange rates, mainly in the euro. In recent periods, our sales have been positively impacted by increases in the value of the euro relative to the U.S. dollar. Decreases in the value of the euro relative to the U.S. dollar would negatively impact our sales.
Manufacturing Facility
We are currently operating with one manufacturing shift and have adequate physical capacity to serve our business operations for the foreseeable future. We do not have a back up facility, and the loss of our Minnetonka facility would have a materially adverse effect on our sales, earnings and financial condition.
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
Expensing of Stock Options as Required by SFAS 123(R)
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, pursuant to which all stock-based compensation awards must be measured and expensed in consolidated financial statements beginning for us with our first fiscal quarter of 2006. Though we have been including footnote disclosure of the impact of the expense that would be recorded under SFAS No. 123 to our earnings and earnings per share in our regularly published SEC filings, the impact of this change to our stock price, and to those throughout the market, is uncertain at this time.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
We do not believe that the interest rate risk on earnings is material given our level of investments, their short-term nature and their relatively low interest earning rates. Also, we do not believe that the interest rate risk on expenses is material given the forecast level and timing of borrowings required in 2005.
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
During the three and six month periods of fiscal 2005, revenues from sales to customers outside the United States were 22.7 percent and 22.5 percent of total consolidated revenues, respectively. International accounts receivable, inventory, cash, and accounts payable were 32.7 percent, 15.6 percent, 18.5 percent, and 20.8 percent of total consolidated accounts for each of these items as of July 2, 2005. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar in fiscal 2005 relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $1.1 million and $1.8 million during the three and six month periods of fiscal 2005, respectively.
At July 2, 2005, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $19.8 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $2.0 million. Actual amounts may differ.
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

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a)	Our annual meeting of stockholders was held on May 5, 2005.
b)	The results of the stockholder votes were as follows:

	For	Withheld
1.Election of Directors
Term expiring in May 2007:
Martin J. Emerson	46,975,990	2,040,520
Terms expiring in May 2008:
Richard B. Emmitt	46,017,356	2,299,154
Christopher H. Porter, Ph.D.	28,154,076	20,862,434

				Broker
	For	Against	Abstain	Non-Votes
2. Approval of 2005 Equity Incentive Plan	25,997,891	14,205,714	13,427	8,799,478

3. Approval of Amendment to Employee Stock Purchase Plan to increase shares reserved for issuance under plan from 600,000 to 1,000,000	35,402,721	4,803,404	10,907	8,799,478

4. Approval of Ernst & Young LLP as independent auditors for fiscal year 2005	48,891,857	120,446	4,207	0
(c)	Douglas W. Kohrs, Thomas E. Timbie and Elizabeth H. Weatherman continue to serve as directors for terms expiring in May 2006.
(d)	Albert Jay Graf continues to serve as director for a term expiring in May 2007.

(e)	There was no other business brought before the stockholders at the Annual Meeting.
ITEM 5. OTHER INFORMATION
Our current compensation program for independent directors provides that each independent director who is reelected as a director at our annual meeting of stockholders or continues to serve as a director after such meeting will be granted an option to purchase shares of our common stock. Accordingly, on May 5, 2005, the date of our 2005 annual meeting of stockholders, we granted options to purchase 20,000 shares of our common stock to each of Richard B. Emmitt, Albert Jay Graf, Christopher H. Porter, Ph.D., Thomas E. Timbie and Elizabeth H. Weatherman. These options have an exercise price equal to the fair market value of the shares on the date of grant, and vest over a three-year period from the date of grant, as long as the independent director continues to serve on the board. Upon a change in control, these options become immediately exercisable in full and remain exercisable for a period of up to five years.
Our independent auditor, Ernst & Young LLP, recently advised the Audit Committee of our Board of Directors that its affiliate offices in the United Kingdom previously performed certain services for our subsidiary in the United Kingdom, which included the custody, maintenance and updating of the statutory registers for such subsidiary, that may constitute a violation of the auditor independence rules. The services were performed in 2002 and 2003, and the fees over this period for such services totaled approximately $4,100. Ernst & Young informed our Audit

Committee that it has concluded that the services performed have not impaired its independence with respect to performance of audit services. Our Audit Committee and Ernst & Young have discussed Ernst & Young’s independence with respect to AMS in light of the foregoing, and have concluded that the performance of these de minimis services for a subsidiary which was outside the audit scope did not impair Ernst & Young’s independence.

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

AMERICAN MEDICAL SYSTEMS
HOLDINGS, INC

August 11, 2005	By	/s/ Martin J. Emerson

Date		Martin J. Emerson
President and Chief Executive Officer

August 11, 2005	By	/s/ Carmen L. Diersen

Date		Carmen L. Diersen
Executive Vice President, Chief Financial Officer
and Corporate Secretary (Principal Financial and
Accounting Officer)

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Fiscal Quarter Ended July 2, 2005

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