Form 10-Q
period 2005-10-01
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2005-11-10
CIK 1114200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
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
☑ Yes ☐ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
     As of November 4, 2005 there were 69,477,925 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	October 1, 2005	January 1, 2005
Assets
Current assets
Cash and cash equivalents	$32,619	$35,689
Short term investments	15,614	15,479
Accounts receivable, net	44,900	46,984
Inventories, net	19,426	21,719
Deferred income taxes	3,455	4,855
Other current assets	6,942	3,101

Total current assets	122,956	127,827

Property, plant and equipment, net	21,451	22,065
Goodwill, net	147,289	102,365
Intangibles, net	42,524	44,792
Deferred income taxes	3,266	2,911
Investment in technology and other assets	555	590

Total assets	$338,041	$300,550

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,693	$4,237
Accrued compensation expenses	10,911	10,783
Accrued warranty expense	1,470	1,451
Income taxes payable	—	2,982
Other accrued expenses	31,213	8,835
Contingent liability on acquisition	—	19,964

Total current liabilities	47,287	48,252

Accumulated post retirement benefit obligation	3,126	3,126

Total liabilities	50,413	51,378

Stockholders’ equity
Common stock, par value $.01 per share; authorized 220,000,000 shares; issued and outstanding:
69,426,311 shares at October 1, 2005 and 67,478,544 shares at January 1, 2005	694	675
Additional paid-in capital	226,211	210,163
Accumulated other comprehensive income	2,845	5,123
Retained earnings	57,878	33,211

Total stockholders’ equity	287,628	249,172

Total liabilities and stockholders’ equity	$338,041	$300,550

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	$61,738	$52,326	$189,520	$148,732
Cost of sales	11,156	9,508	34,130	27,485

Gross profit	50,582	42,818	155,390	121,247

Operating expenses
Marketing and selling	22,341	18,349	67,491	52,092
Research and development	4,995	4,305	14,499	11,466
In-process research and development	9,220	35,000	9,220	35,000
General and administrative	5,217	5,120	16,213	15,206
Amortization of intangibles	2,200	1,850	5,938	3,969

Total operating expenses	43,973	64,624	113,361	117,733

Operating income (loss)	6,609	(21,806)	42,029	3,514

Other income (expense)
Royalty income	505	627	1,491	1,548
Interest income	298	231	933	541
Interest expense	(44)	(357)	(140)	(806)
Other income (expense)	(28)	3	(1,104)	(184)

Total other income	731	504	1,180	1,099

Income (loss) before income taxes	7,340	(21,302)	43,209	4,613

Provision for income taxes	5,925	5,000	18,544	14,459

Net income (loss)	$1,415	($26,302)	$24,665	($9,846)

Net income (loss) per share
Basic	$0.02	($0.39)	$0.36	($0.15)
Diluted	$0.02	($0.39)	$0.34	($0.15)

Weighted average common shares outstanding
Basic	69,344	67,338	68,741	66,858
Diluted	72,096	67,338	71,658	66,858
The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Condensed Statements of Cash Flow
(In thousands)
(Unaudited)

	Nine Months Ended
	October 1, 2005	October 2, 2004
Cash flows from operating activities
Net income (loss)	$24,665	($9,846)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	4,030	5,338
Loss on asset disposals	232	16
Amortization of intangibles, including deferred financing costs	5,938	4,419
Non-cash in-process research and development charge	9,220	35,000
Non-cash deferred compensation	61	53
Income tax benefit related to stock options	4,079	1,477
Change in net deferred taxes	912	2,496

Changes in operating assets and liabilities
Accounts receivable	654	(1,076)
Inventories	1,991	(50)
Accounts payable and accrued expenses	(1,654)	(4,172)
Other assets	(4,211)	(257)

Net cash provided by operating activities	45,917	33,398

Cash flows from investing activities
Purchase of property, plant and equipment	(3,703)	(1,804)
Purchase of business, net of cash acquired	(56,309)	(40,075)
Purchase of investments in technology	(1,620)	(2,500)
Purchase of short term investments	(30,340)	(12,634)
Sale of short term investments	30,204	—

Net cash used in investing activities	(61,768)	(57,013)

Cash flows from financing activities
Issuance of common stock	11,926	5,326
Payments on long-term debt	—	(16,364)

Net cash provided by (used in) financing activities	11,926	(11,038)
Effect of currency exchange rates on cash	855	(529)

Net decrease in cash and cash equivalents	(3,070)	(35,182)
Cash and cash equivalents at beginning of period	35,689	58,953

Cash and cash equivalents at end of period	$32,619	$23,771

Supplemental disclosure
Cash paid for interest	$0	$314
Cash paid for income taxes	$14,843	$13,111
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. Basis of Presentation
We have prepared the consolidated financial statements included in this Form 10-Q without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in its Annual Report on Form 10-K for fiscal 2004. All amounts presented in tables are in thousands, except per share data.
These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.
We have a 52 or 53 week fiscal year ending on the Saturday nearest December 31. Accordingly, the third fiscal quarters of 2005 and 2004 are represented by the nine month periods ended on October 1, 2005 and October 2, 2004, respectively.
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

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net income (loss), as reported	$1,415	($26,302)	$24,665	($9,846)
Stock-based employee compensation expense included in reported income (loss), net of tax	—	—	—	15
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(1,945)	(1,338)	(5,200)	(3,513)

Pro forma net income (loss)	($530)	($27,640)	$19,465	($13,344

Net income (loss) per share
As reported
Basic	$0.02	($0.39)	$0.36	($0.15)
Diluted	$0.02	($0.39)	$0.34	($0.15)
Pro forma
Basic	($0.01)	($0.41)	$0.28	($0.20)
Diluted	($0.01)	($0.41)	$0.27	($0.20)

During the third fiscal quarter of 2005, stock options were exercised to acquire 208,504 shares and 22,850 shares were purchased under the employee stock purchase plan. During the first nine months of fiscal 2005, stock options were exercised to acquire 1,882,773 shares and 64,994 shares were purchased under the employee stock purchase plan.
During the third fiscal quarter of 2004, stock options were exercised to acquire 94,414 shares and 20,310 shares were purchased under the employee stock purchase plan. During the first nine months of fiscal 2004, stock options were exercised to acquire 1,052,196 shares and 67,030 shares were purchased under the employee stock purchase plan.
NOTE 3. Earnings per Share
The following table presents information necessary to calculate basic and diluted net income (loss) per common share and common share equivalents.

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net income (loss)	$1,415	($26,302)	$24,665	($9,846)

Weighted-average shares outstanding for basic net income (loss) per share	69,344	67,338	68,741	66,858
Dilutive effect of stock options	2,752	—	2,917	—

Adjusted weighted-average shares outstanding and assumed conversions for diluted net income (loss) per share	72,096	67,338	71,658	66,858

Net income (loss) per share
Basic	$0.02	($0.39)	$0.36	($0.15)
Diluted	$0.02	($0.39)	$0.34	($0.15)
During the quarter and nine months ended October 1, 2005, there were zero and 581,958 shares, respectively, of outstanding stock options excluded from the diluted earnings per share computation because the impact would have been anti-dilutive. Employee stock options of 8,304,388 for the quarter and nine months ended October 2, 2004, were excluded from the diluted earnings per share calculation because the impact would have been anti-dilutive. Since 2004 is in a net (loss) position, 100 percent of outstanding employee stock options are excluded from the diluted net (loss) per share calculation. For 2005, only those options with an exercise price above the market value are excluded from this calculation.
NOTE 4. Inventories
Inventories consist of the following:

(in thousands)	October 1, 2005	January 1, 2005

Raw materials	$5,077	$5,191
Work in process	2,612	2,405
Finished goods	13,574	15,866
Obsolescence reserves	(1,837)	(1,743)

Net inventories	$19,426	$21,719

NOTE 5. Warranties
Many of our products are sold with warranty coverage for periods ranging from one year up to the patient’s lifetime. The warranty allowance is our estimate of the expected future cost of honoring current warranty obligations. Factors influencing this estimate include historical claim rates, surgical infection rates, changes in product performance, the frequency of use by the patient, patients’ performance expectations and changes in the terms of our policies. Changes in the warranty balance during the nine month period of fiscal 2005 and 2004 are listed below:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Balance, beginning of period	$1,480	$1,319	$1,451	$1,338
Provisions for warranty	159	175	310	322
Claims processed	(169)	(65)	(291)	(231)

Balance, end of period	$1,470	$1,429	$1,470	$1,429

NOTE 6. Acquisitions
TherMatrx
On July 15, 2004, we acquired TherMatrx, Inc. and the former shareholders of TherMatrx were paid cash consideration of $40.0 million. We also paid $1.4 million of acquisition related costs through October 1, 2005.
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
Since the time of acquisition, earn-out payments of $70.3 million have been accrued, of which $47.0 million was paid during the nine month period ended October 1, 2005.
The primary purpose of the TherMatrx acquisition was to gain access to their product for the treatment of benign prostatic hyperplasia (BPH). The primary advantage of the TherMatrx treatment over other BPH treatments is the comfort level for the patient and its appropriateness for the office setting.
The purchase price, including earn-out payments accrued, is currently allocated as follows:

(in thousands)	Amount

Developed technology, customer relationships and other intangible assets	$31,000
In-process research and development	35,000
Tangible assets acquired, net of liabilities assumed	5,721
Deferred tax liability on assets acquired	(7,763)
Goodwill	46,497

Purchase price, including earned contingent payments, net of cash acquired, accrued through October 1, 2005	$110,455

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
The contingent liability on acquisition was reduced from $20.9 million at initial acquisition to zero during the first quarter of 2005, to reflect the contingent payments made based on the net product revenues attributable to sales of DOT product during the period July 5, 2004 through April 2, 2005. Three contingent payments have been made, totaling $47.0 million through October 1, 2005. The fourth payment, estimated to be $23.3 million, will be made in November 2005 and is included in other accrued expenses at October 1, 2005.

The following table contains pro forma results for the quarter and year to date ended October 2, 2004, as if the acquisition had occurred at the beginning of 2004:

	Three Months Ended	Nine Months Ended
(in thousands, except per share data)	October 2, 2004	October 2, 2004
Revenue	$52,864	$158,976
Net income (loss)	($34,956)	($16,971)
Net income (loss) per share
Basic	($0.52)	($0.25)
Diluted	($0.52)	($0.25)
The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.
Ovion
On July 7, 2005, we acquired Ovion Inc., a development stage company focused on the design of a minimally invasive permanent birth control device for women. The former Ovion shareholders received initial cash consideration of $9.8 million, after certain adjustments made at closing regarding the payment of outstanding liabilities of Ovion at the time of closing. We deposited $1.0 million of this initial consideration in escrow to be held for 12 months after closing of the merger to cover certain contingencies, and the balance was distributed to former Ovion shareholders. We also incurred $0.9 million of acquisition related costs through October 1, 2005. We used cash on hand to make these initial payments, net of acquired cash on hand at closing of $0.3 million.
In addition to the initial closing payment, we will make additional contingent payments up to $20.0 million if certain clinical and regulatory milestones are completed and earn-out payments equal to one times net sales of Ovion product for the 12-month period beginning on the later of (i) our first fiscal quarter commencing six months after approval from the U.S. Food and Drug Administration to market the Ovion™ product for female sterilization or (ii) January 1, 2008. The contingent payments and earn-out payments are subject to certain rights of offset. The founders of Ovion will also receive a royalty equal to two percent of net sales of products that are covered by the Ovion patents related to their initial technology contribution to Ovion.
The primary purpose of the Ovion acquisition was to gain access to their technology for delivering permanent birth control implants in an office-based procedure.
The initial purchase price is currently allocated as follows:

(in thousands)	Amount

In-process research and development (including $0.7 million in acquisition costs)	$9,220
Intangible royalty agreement (including $0.2 million in acquisition costs)	2,050
Liabilities assumed, net of tangible assets acquired	(732)
Deferred tax liability on assets acquired	(131)

Initial purchase price, net of cash acquired, through October 1, 2005	$10,407

The purchase price allocation was made on a relative fair value basis with no amounts allocated to goodwill in accordance with Financial Accounting Standard 142, Goodwill and Other Intangible Assets. The accounting for future contingent payments will also be allocated to in-process research and development and the intangible royalty agreement on a relative fair value basis. Amounts allocated to the intangible royalty agreement will not exceed that amount which would generate an impairment charge. The royalty agreement is being amortized over the remaining life of the agreement, which is 8.25 years, with this expense reflected as part of the amortization of intangibles line on the Consolidated Statement of Operations. In accordance with purchase accounting rules, the acquired in-process research and development of $9.2 million was expensed in the current quarter with no related income tax benefit. Liabilities assumed, net of tangible assets acquired, were stated at fair value at the date of acquisition based on management’s assessment.

NOTE 7. New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Inventory Pricing. SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard is effective for fiscal years beginning after June 15, 2005 with early adoption permitted. We adopted SFAS No. 151 in the first quarter of 2005 and it did not have a material impact on our consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-based Payment. SFAS No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and restricted stock) granted to employees. This applies to all transactions involving the issuance of our own equity in exchange for goods or services, including employee services. Upon adoption of SFAS No. 123(R), all stock option awards to employees will be recognized as expense in the income statement, typically over the requisite service period. SFAS No. 123(R) carried forward the guidance from SFAS No. 123 for payment transactions with non-employees. The Securities and Exchange Commission delayed the effective date in April 2005, to require public companies to adopt the standard as of the first annual period beginning after June 15, 2005. We plan to adopt SFAS No. 123(R) in the first quarter of fiscal year 2006.
SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: 1) Modified Prospective Method under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; 2) Modified Retrospective Method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
We are in the process of determining which method of adoption we will use as well as evaluating the use of certain option-pricing models and the assumptions to be used in such models.
As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with APB Opinion No. 25, we generally recognize no compensation expense for employee stock options. Accordingly, the adoption of the fair value method under SFAS No. 123(R) will have an impact on our consolidated earnings, although it will have no impact on our financial position or cash flows. We believe the impact of adopting SFAS No. 123(R) will be similar to the pro forma disclosure in Notes to Consolidated Financial Statements — No. 2. However, the total expense recorded in future periods will depend on several variables, including the number of share-based awards granted, the number of grants that ultimately vest, and the fair value assigned to those awards.
NOTE 8. Comprehensive Income
Comprehensive income (loss) is net income (loss) adjusted for changes in the value of derivative financial instruments, unrealized gains and losses on marketable securities, and foreign currency translation.
Comprehensive income (loss) for the three and nine month periods in fiscal 2005 and 2004 was:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net income (loss)	$1,415	($26,302)	$24,665	($9,846)
Foreign currency translation gain/(loss), net of taxes	(17)	172	(2,278)	(611)

Comprehensive income (loss)	$1,398	($26,130)	$22,387	($10,457)

NOTE 9. Industry Segment Information and Foreign Operations
Since our inception, we have operated in the single industry segment of developing, manufacturing, and marketing medical devices.
We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia and South America, who then sell the products to medical institutions. No customer or distributor accounted for five percent or more of net sales during the third fiscal quarters of 2005 or 2004. Foreign subsidiary sales are to customers in Western Europe, Australia, Canada and Brazil and our foreign subsidiary assets are located in the same countries.
The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

	Three Months Ended and As of		Nine Months Ended and As of
(in thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

United States
Net sales	$49,640	$43,271	$148,710	$117,512
Long-lived assets	$197,232	$160,390	$197,232	$160,390

International
Net sales	$12,098	$9,055	$40,810	$31,220
Long-lived assets	$14,586	$12,403	$14,586	$12,403
NOTE 10. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine month period ending October 1, 2005 were:

Nine Months Ended
(in thousands)	October 1, 2005

Goodwill, beginning of the year, net	$102,365
Additions	46,496
Effect of currency translation	(1,572)

Goodwill, end of third quarter, net	$147,289

Additions during the quarter ended October 1, 2005 consisted primarily of contingent payments on the acquisition of TherMatrx, Inc., as described in Notes to Consolidated Financial Statements — No. 6. The following table provides additional information concerning intangible assets:

	October 1, 2005			January 1, 2005
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	value	amount	amortization	value

Amortized
Patents	$10,127	($7,427)	$2,700	$10,127	($6,581)	$3,546
Licenses	6,911	(3,323)	3,588	5,291	(1,529)	3,762
Developed technology and customer relationships	48,853	(16,375)	32,478	48,853	(13,140)	35,713
Intangible royalty agreement	2,050	(64)	1,986	—	—	—

Total amortized intangible assets	67,941	(27,189)	40,752	64,271	(21,250)	43,021

Unamortized
Trademarks	2,233	(461)	1,772	2,233	(462)	1,771

Total intangible assets	$70,174	($27,650)	$42,524	$66,504	($21,712)	$44,792

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Amortization expense	$2,200	$1,850	$5,938	$3,969

The estimated amortization expense for currently-owned intangibles, as presented above, for the years 2005 through 2009 is $7.9 million, $6.7 million, $4.9 million, $5.0 million and $4.8 million, respectively.
NOTE 11. Credit Agreement
On January 20, 2005, we entered into a credit agreement. The credit agreement provides for a $150.0 million senior unsecured five year revolving credit facility (U.S. dollars only), with a $20.0 million sub-limit for the issuance of standby and commercial letters of credit, and a $10.0 million sub-limit for swing line loans. At our option, any loan under the credit agreement (other than swing line loans) bears interest at a variable rate based on LIBOR or an alternative variable rate based on either prime rate or the federal funds effective rate, in each case plus a basis point spread determined by reference to our leverage ratio. The credit agreement also contains a commitment fee which bears a rate determined by reference to our leverage ratio. At our election, the aggregate maximum principal amount available under the credit agreement may be increased by an amount up to $60.0 million. Funds are available for working capital and other lawful purposes, including permitted acquisitions.
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
As of October 1, 2005, there were no outstanding loans under this facility and we were in compliance with our loan covenants. Our current ratios in relation to the covenants are listed below:

Credit facility
Covenant	requirements	Actual
Leverage ratio	< 2.75 to 1.00	0.29 to 1.00
Interest coverage ratio	> 3.00 to 1.00	592.6 to 1.00

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
Critical Accounting Policies and Estimates
We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues, and expenses and (2) the related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates, including but not limited to, those related to accounts receivable and sales return obligations, inventories, long-lived assets, warranty, legal contingencies, and income taxes. The critical accounting policies that are most important in fully understanding and evaluating the financial condition and results of operations are discussed in our Form 10-K on file with the SEC.
Overview
We develop and deliver innovative medical solutions to our target patients and physicians. Since becoming an independent company in 1998, we have worked to build a business that delivers consistent revenue and earnings growth, fueled by a robust pipeline of innovative products for significant, under-penetrated markets of patients and their physicians. We have greatly broadened our product line, building on our traditional base of products for erectile restoration and products for men’s incontinence, to include products and therapies targeted at benign prostatic hyperplasia in men as well as incontinence, pelvic organ prolapse and menorrhagia in women. Our primary physician customers include urologists, gynecologists, and urogynecologists.
Our revenue growth in the third fiscal quarter of 2005 was 18.0 percent, consisting of 6.9 percent growth in men’s pelvic health and 40.9 percent growth in women’s pelvic health. Gross margin on these sales was 81.9 percent. The chart below illustrates net income (loss) and net income (loss) per share for the three month periods ended October 1, 2005 and October 2, 2004:

	Three Months Ended
(in thousands, except per share data)	October 1, 2005	October 2, 2004

Net income (loss), as reported	$1,415	($26,302)
IPR&D charges	$9,220	$35,000

Diluted earnings per share, as reported	$0.02	($0.39)
IPR&D charges, per diluted share	$0.13	$0.52
We also realized benefits from balance sheet management efforts in the quarter. We reduced global inventories for the third consecutive quarter, improved our days sales outstanding in accounts receivable by two days from the previous year’s quarter and ended the quarter with cash and short-term investments of $48.2 million.
We released a number of new products and product improvements in the first nine months of 2005. We introduced the AMS 700™ with the Tactile Pump™, our primary erectile restoration product with an enhanced patient interface, to certain international markets. We expanded the Monarc®, our transobturator product for female urinary incontinence, with a broad offering of needle designs. We initiated marketing studies for a variety of products in both our men’s and women’s incontinence and prolapse businesses during the first nine months of 2005. We also initiated the protocol design for the prospective marketing studies of the Apogee™ and Perigee™

systems for prolapse repair. We remain committed to spending eight to ten percent of our sales over the long term on research and development in order to continue to develop new products and product improvements and to be recognized as the world leader in pelvic health innovation.
Results of Operations
Sales Trends
Our worldwide sales were $61.7 million for the third fiscal quarter of 2005, an 18.0 percent increase over sales of $52.3 million in the comparable quarter of 2004. Of this total growth, 0.8 percentage points were the result of favorable currency exchange rate changes. The devastating effect of the hurricanes in the Gulf Region of the U.S. resulted in a reduction in sales of approximately $0.9 million during the quarter. We believe the seasonality of revenues, which historically has reduced third quarter international sales, also impacted the U.S. this quarter. Net sales year to date through the third fiscal quarter of 2005 were $189.5 million, an increase of 27.4 percent as compared to the same period of 2004. Of this total growth, 1.2 percentage points were the result of currency exchange rate changes and 8.0 percentage points were due to the TherMatrx acquisition completed in the third quarter of 2004.
The following table compares net sales by product line and geography for the three and nine month periods of fiscal 2005 and 2004:

	Three Months Ended				Nine Months Ended
	October 1,	October 2,			October 1,	October 2,
(in thousands)	2005	2004	$ Increase	% Increase	2005	2004	$ Increase	% Increase

Sales
Product Line
Men’s pelvic health
Erectile restoration	$18,766	$18,620	$146	0.8%	$60,140	$54,004	$6,136	11.4%
Continence	12,239	11,143	1,096	9.8%	38,889	35,575	3,314	9.3%
Prostate treatment	6,719	5,514	1,205	21.9%	20,101	7,769	12,332	158.7%

Total men’s pelvic health	37,724	35,277	2,447	6.9%	119,130	97,348	21,782	22.4%
Women’s pelvic health	24,014	17,049	6,965	40.9%	70,390	51,384	19,006	37.0%

Total	$61,738	$52,326	$9,412	18.0%	$189,520	$148,732	$40,788	27.4%

Geography
United States	$49,640	$43,271	$6,369	14.7%	$148,710	$117,512	$31,198	26.5%
International	12,098	9,055	3,043	33.6%	40,810	31,220	9,590	30.7%

Total	$61,738	$52,326	$9,412	18.0%	$189,520	$148,732	$40,788	27.4%

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004

Percent of total sales
Product Line
Men’s pelvic health
Erectile restoration	30%	36%	32%	36%
Continence	20%	21%	21%	24%
Prostate treatment	11%	11%	11%	5%

Total men’s pelvic health	61%	67%	63%	65%
Women’s pelvic health	39%	33%	37%	35%

Total	100%	100%	100%	100%

Geography
United States	80%	83%	78%	79%
International	20%	17%	22%	21%

Total	100%	100%	100%	100%

Net Sales
Men’s pelvic health products. Revenue from men’s health products grew 6.9 percent in the third fiscal quarter of 2005 and 22.4 percent year to date over the comparable periods of 2004. The year to date increase was driven primarily by two events in the third quarter of 2004, namely the introduction of the Tactile Pump within the AMS 700 series of penile prostheses and the acquisition of TherMatrx, Inc.
Erectile restoration revenue increased 0.8 percent in the third fiscal quarter of 2005 and 11.4 percent year to date over the comparable periods of 2004. This was the result of increased sales of our higher technology products, offset by a decrease in unit volume of our lower end products. The Tactile Pump product, with its enhanced patient interface and InhibiZone® antibiotic treatment, lead to a modest increase in the average selling price of erectile restoration products.
Male continence sales increased 9.8 percent in the third fiscal quarter of 2005 and 9.3 percent year to date over the comparable periods of 2004. This revenue growth in our male continence products, which include the AMS 800™ Artificial Urinary Sphincter and Invance® male sling system, continues to be driven by increases in sales unit volume, average selling price increases and implant configuration changes.
Prostate treatment sales increased 21.9 percent in the third fiscal quarter of 2005 and 158.7 percent year to date over the comparable periods of 2004. Revenue growth in the quarter was favorably impacted by two additional selling weeks for the TherMatrx product versus the prior year’s quarter, the quarter of acquisition. The year to date revenue increase is due to the July 2004 acquisition of TherMatrx.
Women’s pelvic health products. Revenue from women’s pelvic health products grew 40.9 percent in the third fiscal quarter of 2005 and 37.0 percent year to date over the comparable periods of 2004. This revenue growth is driven by new products and increased unit sales. Our prolapse repair products cleared for marketing by the FDA in mid-2004, Apogee and Perigee, contributed significantly to the women’s health growth and we anticipate this growth to continue as we maintain our emphasis on physician training in the fourth quarter and throughout 2006. Within our offering of incontinence products, the Monarc experienced significant sales growth as the transobturator implant technique continues to draw market share. The Monarc growth was partially offset by a decline in our InFast™ and SPARC® products, though SPARC remains significant within our women’s pelvic health portfolio. Her Option® sales grew significantly both as compared to the prior year’s third quarter and sequentially. The reimbursement level for the Current Procedural Terminology (CPT) code for the Her Option endometrial cryoablation system became effective in January 2005 and has been recognized by an increasing number of payers throughout the year. With the impact of both new product technologies and continued deployment of physician training on those new technologies, we expect our women’s pelvic health portfolio to continue to grow at rates above the market growth rate for 2005.
International sales and foreign exchange effects. Our total international revenues grew $3.0 million, or 33.6 percent in the third fiscal quarter of 2005 and $9.6 million, or 30.7 percent in the nine month period over the comparable periods of 2004. Of this international growth for the quarter, $0.4 million, or 4.8 percentage points, was due to favorable currency exchange rates, mainly the Australian dollar, Canadian dollar and Brazilian real. Year to date the favorable currency effect was $1.8 million or 5.7 percent of international sales. In addition to the currencies mentioned for the quarter, a strong euro in the first half of the year was a major factor in the year to date effect.

The following table compares revenue, expense, and other income accounts for the three and nine month periods of fiscal 2005 and 2004:

	Three Months Ended				Nine Months Ended
	October 1,	October 2,			October 1,	October 2,
(in thousands)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

Net sales	$61,738	$52,326	$9,412	18.0%	$189,520	$148,732	$40,788	27.4%
Cost of sales	11,156	9,508	1,648	17.3%	34,130	27,485	6,645	24.2%

Gross profit	50,582	42,818	7,764	18.1%	155,390	121,247	34,143	28.2%

Operating expenses
Marketing and selling	22,341	18,349	3,992	21.8%	67,491	52,092	15,399	29.6%
Research and development	4,995	4,305	690	16.0%	14,499	11,466	3,033	26.5%
In-process research and development	9,220	35,000	(25,780)	-73.7%	9,220	35,000	(25,780)	-73.7%
General and administrative	5,217	5,120	97	1.9%	16,213	15,206	1,007	6.6%
Amortization of intangibles	2,200	1,850	350	18.9%	5,938	3,969	1,969	49.6%

Total operating expenses	43,973	64,624	(20,651)	-32.0%	113,361	117,733	(4,372)	-3.7%

Operating income (loss)	6,609	(21,806)	28,415	-130.3%	42,029	3,514	38,515	1096.0%

Royalty income	505	627	(122)	-19.5%	1,491	1,548	(57)	-3.7%
Interest income	298	231	67	29.0%	933	541	392	72.5%
Interest expense	(44)	(357)	313	87.7%	(140)	(806)	666	82.6%
Other income (expense)	(28)	3	(31)	-1033.3%	(1,104)	(184)	(920)	500.0%

Income (loss) before income taxes	7,340	(21,302)	28,642	-134.5%	43,209	4,613	38,596	836.7%
Provision for income taxes	5,925	5,000	925	18.5%	18,544	14,459	4,085	28.3%

Net income (loss)	$1,415	($26,302)	$27,717	-105.4%	$24,665	($9,846)	$34,511	-350.5%

	Percent of Sales		Percent of Sales
	Three Months Ended		Nine Months Ended
(in thousands)	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	18.1%	18.2%	18.0%	18.5%

Gross profit	81.9%	81.8%	82.0%	81.5%

Operating expenses
Marketing and selling	36.2%	35.1%	35.6%	35.0%
Research and development	8.1%	8.2%	7.7%	7.7%
In-process research and development	14.9%	66.9%	4.9%	23.5%
General and administrative	8.5%	9.8%	8.6%	10.2%
Amortization of intangibles	3.6%	3.5%	3.1%	2.7%

Total operating expenses	71.2%	123.5%	59.8%	79.2%

Operating income	10.7%	-41.7%	22.2%	2.4%

Royalty income	0.8%	1.2%	0.8%	1.0%
Interest income	0.5%	0.4%	0.5%	0.4%
Interest expense	-0.1%	-0.7%	-0.1%	-0.5%
Other income (expense)	0.0%	0.0%	-0.6%	-0.1%

Income before income taxes	11.9%	-40.7%	22.8%	3.1%
Provision for income taxes	9.6%	9.6%	9.8%	9.7%

Net income (loss)	2.3%	-50.3%	13.0%	-6.6%

Cost of sales. Cost of sales as a percentage of sales decreased 0.1 and 0.5 percentage points during the three and nine month periods of 2005 from 2004, respectively. The majority of the decrease in the rate of cost of sales, and corresponding increase in margins, is attributed to the revenue volume mix achieved across product lines where newer technology and improved patient benefits results in higher margins. This favorable impact was partially offset by lower gross margins in the capital equipment element of our prostate treatment and endometrial ablation sales. Future costs of goods sold will continue to depend on product introductions, production levels and mix of product sold.
Marketing and selling. Marketing and selling expenses increased by 21.8 percent in the third quarter of 2005 and 29.6 percent year to date. The increase in spending was primarily due to our continued investment in physician training, sales force training, market expansion activities, and growth of our worldwide sales management structure in 2005. Substantially higher fuel costs have resulted in increased costs to distribute our products. We expect to continue expanding our sales and marketing investment, but our objective remains to leverage sales and marketing expense in 2005 and beyond as a percentage of sales.
Research and development. Research and development expense for the three month and nine month periods of 2005 held relatively constant as a percentage of sales with the same periods of 2004. While research and development spending remained constant as a percent of sales, dollars spent in the first nine months of 2005 increased 26.5 percent from the first nine months of 2004 as we continue to invest in applied research, product development, intellectual property support, clinical studies and regulatory filings. We continue to target total spending in research and development, over the longer term, to be in the range of eight to ten percent of sales.
In-process research and development. The in-process research and development (IPR&D) expense of $9.2 million in the three month and nine month periods of 2005 relates to our acquisition of Ovion in July 2005, and the $35.0 million IPR&D expense in the same periods of 2004 relates to our acquisition of TherMatrx in July 2004. In accordance with the rules of purchase accounting, we recognized a charge related to the value assigned to IPR&D for Ovion and TherMatrx at the time of acquisition. An independent valuation of assets acquired was performed to determine the portion of purchase price allocated to identified assets and IPR&D. See Notes to Consolidated Financial Statements — No. 6, for additional information. As Ovion Inc. is not considered a business combination because it is a development stage enterprise, resulting in no recognition of goodwill, additional IPR&D expense will be recorded when future milestone payments are made over the milestone period, currently estimated at four years.
General and administrative. General and administrative expenses as a percentage of sales for the three and nine month periods of 2005 decreased by 1.3 and 1.6 percentage points, respectively, from the comparable periods in 2004. This 2005 decrease is due to 2005 reductions in patent litigation expenses and systems depreciation. We expect to continue the leveraging of our current general and administrative infrastructure as we support our growing revenue base.
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The three and nine month periods of 2005 reflect increased amortization expense over the same periods of 2004 due primarily to the amortization of developed technology, customer relationships and other intangibles obtained with our acquisitions.
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
Interest income. Interest income increased during the three and nine month periods of 2005 compared to the same periods of 2004 due to increased interest rates on money market and short term investments.
Interest expense. Interest expense decreased in the three and nine month periods of 2005 from the same periods in 2004 due to the repayment of the entire outstanding balance on our senior credit facility in the third quarter of 2004. We entered into a new credit agreement on January 20, 2005. As of October 1, 2005, there were no borrowings under the new credit agreement.
Other income/(expense). Other income/(expense) primarily represents gains and losses as a result of remeasuring foreign denominated (mainly euro-based) short-term intercompany receivables to current rates. The three and nine month periods of 2005 reflect losses due to the weakening of the euro by 0.5 percent and 11.7 percent, respectively, to the U.S. dollar from the beginning of the period.

Income taxes. Our effective income tax rates for the three month and nine month periods of 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Effective tax rate	80.7%	-23.5%	42.9%	313.4%
IPR&D charge impact to tax rate	44.9%	-60.0%	7.5%	276.9%
These rates were significantly different than historical rates because in each period there were IPR&D charges that were recorded with no related income tax benefit.
Liquidity and Capital Resources
Cash, cash equivalents and short term investments were $48.2 million as of October 1, 2005, compared to $51.2 million as of January 1, 2005. This decrease is due primarily to TherMatrx earnout payments and the Ovion acquisition, partially offset by cash flow generated from operating and financing activities.
Cash flows from operating activities. Net cash generated from operations was $45.9 million for the nine month period of fiscal 2005, comprised of net income of $24.7 million, depreciation and amortization of $10.0 million, and a non-cash in-process research and development charge of $9.2 million. Net cash generated from operations was $33.4 million for the nine month period of fiscal 2004, resulting from a net loss of $9.8 million, depreciation and amortization of $9.8 million, and a non-cash in-process research and development charge of $35.0 million.
Cash flows from investing activities. Cash used in investing activities was $61.8 million and $57.0 million for the nine month periods of fiscal 2005 and 2004, respectively. During the nine month periods of fiscal 2005 and 2004, we made capital acquisitions of $3.7 million and $1.8 million, respectively. Current year purchases included $1.5 million for the renovation of our corporate facility in Minnesota. Cash of $56.3 million was paid during the nine month period of 2005 as part of the contingent payments to the former TherMatrx shareholders and our purchase of Ovion. Cash of $40.1 million was paid during the nine month period of 2004 for the original purchase of TherMatrx.
Cash flows from financing activities. Cash provided from financing activities was $11.9 million during the nine month period of fiscal 2005, compared to cash used of $11.0 million in the same period of 2004. Cash received from issuance of common stock was $11.9 million and $5.3 million during the nine month periods of fiscal 2005 and 2004, respectively. The majority of this cash received came from our employees exercising stock options. During the nine month period of 2004, we repaid $16.4 million of debt under our previous senior credit facility.
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
On July 15, 2004, we acquired TherMatrx, Inc. and the shareholders of TherMatrx were paid cash consideration of $40.0 million. We also paid $1.4 million of acquisition related costs through October 1, 2005. In addition to the initial closing payment, we are required to make contingent payments based on the net product revenues attributable to sales of the TherMatrx product. These contingent payments are equal to four times the aggregate sales of DOT products over a period of six consecutive fiscal quarters (which began on July 5, 2004 and will end on December 31, 2005) minus $40.0 million. The contractual range of contingent payments is from zero to $210.0 million which would result in a total purchase price of $40.0 million up to a maximum of $250.0 million (including the initial payment). These contingent payments have been and will continue to be accounted for as goodwill. Since the time of acquisition, earnout payments of $70.3 million have been accrued, of which $47.0 million was paid during the nine month period ended October 1, 2005.

On July 7, 2005, we acquired Ovion Inc. and the former shareholders of Ovion received initial cash consideration of $9.8 million, after certain adjustments made at closing regarding the payment of outstanding liabilities of Ovion at the time of closing. We deposited $1.0 million of this initial consideration in escrow to be held for 12 months after closing of the merger to cover certain contingencies, and the balance was distributed to former Ovion shareholders. We used cash on hand to make the initial payment of $9.8 million, net of acquired cash on hand at closing of $0.3 million. We also incurred acquisition related costs of approximately $0.9 million. In addition to the initial closing payment, we will make additional contingent payments up to $20.0 million if certain clinical trial and regulatory milestones are completed and an earnout payment equal to net sales for a 12 month period after commercialization. In addition, the Ovion founders will receive a two percent royalty related to their initial technology contribution to Ovion. This transaction is more fully described in our Form 8-K filed with the SEC on July 7, 2005 and in Notes to Consolidated Financial Statements — No. 6.
We entered into a new credit agreement on January 20, 2005. The new agreement provides for a $150.0 million senior unsecured five-year revolving facility (U.S. dollars only) with a $20.0 million sub-limit for the issuance of standby and commercial letters of credit, and a $10.0 million sub-limit for swing line loans. At our option, any loan under the credit agreement (other than swing line loans) bears interest at a variable rate based on LIBOR or an alternative variable rate based on either prime rate or the federal funds effective rate, in each case plus a basis point spread determined by reference to our leverage ratio. We have the option of increasing the aggregate maximum principal amount under the facility by $60.0 million. Funds are available under the credit facility for working capital and other lawful purposes, including permitted acquisitions. There are currently no borrowings under the facility, and we are in compliance with all financial covenants of the agreement at October 1, 2005, as further described in Notes to Consolidated Financial Statements — No. 11.
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
Supplier Risks
Many of our products utilize raw materials or components that are either single or sole sourced. These sources of supply could encounter manufacturing difficulties or may unilaterally decide to stop supplying us because of product liability concerns or other factors. We currently rely on single source suppliers for the silicone and fabric used in our male prostheses and for the porcine dermis and mesh used in many of our female products. Furthermore, we use single sources for the TherMatrx consoles and disposables. A key component of the InhibiZone antibiotic technology is procured from a single source. We mitigate these risks through inventory levels, defining alternative sources and comprehensive supplier management. The loss of any of these suppliers could have a materially adverse effect on our financial results in the near term, as we would be required to qualify alternate designs or sources.
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
Continued Physician Use and Endorsement of our Products
For us to sell our products, physicians must recommend and endorse them. We may not obtain the necessary recommendations or endorsements from physicians. Many of the products we acquired or are developing are based on new treatment methods. Acceptance of our products is dependent on educating the medical community as to the distinctive characteristics, perceived benefits, clinical efficacy, and cost-effectiveness of our products compared to competitive products, and on training physicians in the proper application of our products. We believe our products address major market opportunities, but if we are unsuccessful in marketing them, our sales and earnings could be below expectations. Since our products are used in elective medical procedures, disruption to a hospital or physician’s practice can adversely affect our revenues.
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
Actions Related to Reimbursement for Procedures Using our Products
Our physician and hospital customers depend on third party government and non-government entities for reimbursement for services provided to patients. The level of such third party reimbursement has fluctuated from time to time in the past, may fluctuate in the future, and is subject to review or withdrawal at any time. The level of reimbursement may influence whether customers purchase our products. Further, as we expand our offerings from implants surgically delivered to patients in hospital settings to minimally-invasive therapies delivered to patients in physician offices, we must address the information needs of varied reimbursement systems and processes. While our sales history of devices in the U.S. does not reflect an obvious correlation between sales levels and changes in CMS (Centers for Medicare and Medicaid Services) reimbursement rates, office-based business may be more directly impacted by reimbursement rate fluctuations than our hospital-based business has been historically.
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
Intellectual Property Lawsuits
The medical device industry is litigious with respect to patents and other intellectual property rights. Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage. In the future, we may become a party to lawsuits involving patents or other intellectual property. A legal proceeding, regardless of the outcome, would draw upon our financial resources and divert the time and efforts of our management. If we lose one of these proceedings, a court, or a similar foreign governing body, could require us to pay significant damages to third parties, require us to seek licenses from third parties and pay ongoing royalties, require us to redesign our products, or prevent us from manufacturing, using or selling our products. In addition to being costly, protracted litigation to defend or enforce our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation. We may be involved in future proceedings before the U.S. Patent and Trademark Office with regard to three requests for interference claims filed by Conceptus, Inc. against two Ovion patent applications and one Ovion patent.

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
Acquisition Integration
We have acquired businesses in the past and we may acquire other businesses in the future. Failure to successfully retain critical employees of an acquired company, failure to gain FDA or international regulatory agency approval for the products of an acquired company, or the inability to establish and maintain appropriate communications, performance expectations, regulatory compliance procedures, accounting controls and reporting procedures could have a material adverse effect on our business. We have integrated Ovion Inc. as the result of our July 2005 acquisition of that development stage company.
International Sales
During the third fiscal quarter of 2005, approximately 20 percent of our sales were to customers outside the United States. Some of these sales were to governmental entities and other organizations with extended payment terms. A number of factors, including political or economic instability in the countries where we do business, could affect payment terms and our ability to collect foreign receivables. We have little influence over these factors and changes could have a material adverse impact on our business. In addition, foreign sales are influenced by fluctuations in currency exchange rates, mainly in the euro. In recent years, our sales have been positively impacted by increases in the value of the euro relative to the U.S. dollar. Decreases in the value of the euro relative to the U.S. dollar would negatively impact our sales.
Manufacturing Facility
We are currently operating with one manufacturing shift and have adequate physical capacity to serve our business operations for the foreseeable future. We do not have a back up facility, and the loss of our Minnetonka facility would have a material adverse effect on our sales, earnings and financial condition.
Ongoing Compliance with Section 404 of the Sarbanes-Oxley Act of 2002
During fiscal 2004, we expended significant resources to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Our management concluded the internal controls over financial reporting in 2004 were adequate and contains no material weaknesses. Furthermore, our 2004 year-end audit resulted in our external auditors’ ability to attest to our satisfactory assessment of our internal controls over financial reporting with no material weaknesses to report. We realize the requirements of this Act must now be maintained quarterly and are likely to evolve as the result of a reassessment of the Act’s initial implementation. Failure to respond to changes in the requirements of the Act or our inability to comply regularly with the Act’s requirements could have a material adverse effect on investor confidence and could cause possible fluctuation in our stock price.
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
During the three and nine month periods of fiscal 2005, revenues from sales to customers outside the United States were 19.6 percent and 21.5 percent of total consolidated revenues, respectively. International accounts receivable, inventory, cash, and accounts payable were 31.4 percent, 15.8 percent, 24.1 percent, and 16.3 percent of total consolidated accounts for each of these items as of October 1, 2005. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar in fiscal 2005 relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $0.9 million and $1.8 million during the three and nine month periods of fiscal 2005, respectively.
At October 1, 2005, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $18.2 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $1.8 million. Actual amounts may differ.
Inflation
We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries, which we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, was made known to them by others within those entities and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control over financial reporting that occurred during our last fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Item No.	Item	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

10.1	2005 Stock Incentive Plan (as amended through May 5, 2005)	Filed with this Report

10.2	Employee Stock Purchase Plan (as amended through October 26, 2005)	Filed with this Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC

November 10, 2005	By	/s/ Martin J. Emerson

Date		Martin J. Emerson
President and Chief Executive Officer

November 10, 2005	By	/s/ Carmen L. Diersen

Date		Carmen L. Diersen
Executive Vice President, Chief Financial
Officer and Corporate Secretary (Principal
Financial and Accounting Officer)

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Fiscal Quarter Ended October 1, 2005

Item No.	Item	Filing Method

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report on Form 10-Q.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report on Form 10-Q.

10.1	2005 Stock Incentive Plan (as amended through May 5, 2005)	Filed with this Report on Form 10-Q

10.2	Employee Stock Purchase Plan (as amended through October 26, 2005)	Filed with this Report on Form 10-Q