Form 10-K
period 2005-12-31
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2006-03-08
CIK 1114200

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2005	000 – 30733
AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-1978822
(State of Incorporation)	(IRS Employer Identification No.)
10700 Bren Road West
Minnetonka, Minnesota 55343
(Address of Principal Executive Offices, Including Zip Code)
Registrant’s Telephone Number, Including Area Code:
952-930-6000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

     Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☑
     As of July 1, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant (based upon the closing price of the common stock as of that date as reported by The Nasdaq Stock Market and excluding outstanding shares beneficially owned by directors, executive officers, and affiliates) was approximately $1,421,267,167.
     As of March 2, 2006, 69,693,254 shares of Common Stock of the registrant were outstanding.
     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Annual Report) from the registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be held May 4, 2006 (the “2006 Proxy Statement”).

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2005

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements not of historical fact may be considered forward-looking statements. Written words such as, “may,” “expect,” “believe,” “anticipate,” or “estimate,” or other variations of these or similar words, identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Factors known to us that could cause such material differences are identified in this Annual Report on Form 10-K under Item 1A, “Risk Factors”, and in the “Management Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.
PART I
Item 1. Business
Overview
We develop and deliver innovative medical solutions to our target patients and physicians. Since becoming an independent company in 1998, we have worked to build a business that delivers consistent revenue and earnings growth, fueled by a robust pipeline of innovative products for significant, under-penetrated markets of patients and their physicians. We have greatly broadened our product line, building on our traditional base of products for erectile restoration and a product for men’s urinary incontinence, including products and therapies targeted at the men’s pelvic health conditions of benign prostatic hyperplasia (BPH) and urethral stricture and the women’s pelvic health conditions of female urinary incontinence, pelvic organ prolapse, menorrhagia and fecal incontinence. We estimate these conditions affect over 280 million people in our global markets. Approximately 60 million of these men and women have conditions sufficiently severe so as to profoundly diminish their quality of life and significantly impact their relationships. Our product development and acquisition strategies have focused on expanding our product offering for surgical and office-based solutions and on adding less-invasive solutions for surgeons and their patients. Our primary physician customers include urologists, gynecologists, and urogynecologists.
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
Markets and Products
In recent years, the number of people seeking treatment for the various pelvic health disorders has grown with the publicity for new treatments and drug therapies, but the portion of afflicted patients seeking treatment remains relatively low. When patients seek treatment, they generally begin with medical options rather than surgical treatment, regardless of the severity of the disease. Also, when patients initially seek treatment, their first physician contact is usually with a general practitioner and not with a surgical specialist. Only once medical therapy has proven unsuccessful is surgery or a non-surgical therapeutic alternative considered.
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

As a result, we believe that as the middle of the baby boomer generation moves into their mid- to late-50’s during this decade, the growth in the prospective patient pool for our products will accelerate. We also believe that this demographic group and those that follow will be less willing to accept the natural deterioration of body functions. We believe their desire to maintain a consistent quality of life will amplify their increased demand for our products and therapies. As a result, our strategy of providing an expanding portfolio of treatment options is an important business driver. In the last several years, we have successfully introduced new products and therapies to meet our target physician and patient needs. Our product development and acquisition strategies have focused on expanding our product offering with products and procedures that improve outcomes, reduce operating time and trauma, economically benefit the overall health care system, and thereby increase the value of our products to physicians, patients, and payers.
Increasing patient awareness of these new treatments is critical to our continued success. We believe that advertising by pharmaceutical companies and increased private internet access to healthcare information has greatly increased patients’ awareness of treatment options for their medical conditions. For example, erectile dysfunction has become a more widely recognized disease largely due to the pharmaceutical industry’s extensive advertising campaign for Viagra®, Levitra® and Cialis®. Going forward, we expect continued advertisements to drive awareness of adult incontinence pads. As individuals seek medical treatment, we expect many of them will learn about and choose a treatment using one of our products. We facilitate that decision by working closely with physicians who are skilled in procedures using our products and therapies, and by sponsoring meetings where patients can learn more about the benefits of these procedures. While the principal focus of our marketing efforts continues to be with physicians, we have increased our direct-to-patient programs, primarily through collaborating with physician practices, and will continue to focus on them in the future.
Building physician awareness continues to be an important element of our marketing strategy. Physician training on the anatomy, physiology and surgical procedures surrounding pelvic health has become a core competence of AMS. In 2005 alone, over 4,000 physicians were trained on AMS products and therapies. With over thirty years of experience, we believe we have a very strong franchise with urologists and we are working to build a similarly strong franchise with surgical gynecologists. This gynecology franchise is critical to our growth because most women who suffer from incontinence, pelvic organ prolapse, menorrhagia and other pelvic disorders are likely to first seek help from a gynecologist.
The expansion of our product offering, combined with increasing physician and patient awareness, has greatly increased our business opportunities. We released a number of new products and product improvements in 2005. We introduced the AMS 700® with the Tactile Pump™, our primary erectile restoration product with an enhanced patient interface, to certain international markets. We expanded the Monarc®, our transobturator product for female urinary incontinence, with a broad offering of needle designs. We initiated marketing studies for a variety of products in both our incontinence and prolapse businesses during the first nine months of 2005. We also initiated the protocol design for the prospective marketing studies of the Apogee™ and Perigee™ systems for prolapse repair. Our Her Option® system for endometrial cryoablation received reimbursement for its Current Procedural Terminology (CPT) code effective January 1, 2005, making this office-based uterine therapy a viable medical option. We remain committed to spending eight to ten percent of our sales over the long term on research and development in order to continue to develop new products and product improvements and to continue to be recognized as the world leader in pelvic health innovation.
Men’s Pelvic Health
Erectile dysfunction is the inability to achieve or maintain an erection sufficient for sexual intercourse. When this condition is not treatable by drugs, it is most often caused by vascular disease, complications from diabetes, or prostate surgery which can damage both nerves and arteries necessary for erectile function. This disease can also be caused by spinal cord injury, and may have a psychogenic component. Erectile dysfunction may affect over 100 million men and their partners around the world. The primary treatment for erectile dysfunction is the class of drugs referred to as PDE-5 inhibitors. If these drugs do not work, the patient may try a vacuum device or a topical or injected drug before considering a penile implant such as those we offer. If the patient elects to have implant surgery, the surgeon implants a prosthesis which provides sufficient rigidity for sexual intercourse.

We lead the penile implant market with a series of semi-rigid malleable prostheses and a complete range of more naturally functioning inflatable prostheses, including the AMS 700 CX™ and Ultrex. In recent years, we have introduced significant improvements to our AMS 700 inflatable prostheses including a Parylene™coating on certain internal surfaces of the prosthesis to increase durability, the InhibiZone® antibiotic treatment to address the risk of surgical infections and, in 2004, the Tactile Pump to improve ease of use for patients. Physician preference for these new products, which carried higher prices than predecessor products, contributed to the growth in erectile restoration sales in 2005 and 2004.
Approximately 800,000 men worldwide suffer from severe urinary incontinence, the uncontrolled release of urine from the body. In men, this most often results from nerve and sphincter damage caused during prostate cancer surgery. Male incontinence may be managed with a catheter and leg bag to collect the urine, or with pads and diapers to absorb the leaks. These measures are not ideal, as they come with recurring replacement product costs, the potential for infection, and embarrassing leaks and odor.
Since 1972, when we introduced the AMS 800™ Urinary Control System, we have been the primary medical device company supplying surgical solutions for male incontinence. This fully implanted system includes an inflatable urethral cuff to restrict flow through the urethra, and a control pump which allows the patient to discretely open the cuff when he wishes to urinate. Since 2000, we have also been selling the InVance® sling system, a less-invasive procedure for men with mild to moderate incontinence.
Our products can be used to relieve restrictions on the normal flow of urine from the bladder caused by an enlarged prostate, generally the result of benign prostatic hyperplasia (BPH) or urethral strictures. Symptoms of BPH include increased urination frequency, sudden urges to urinate, and weak urine flow. Nearly 70 percent of men over age 65 have some symptoms of BPH, and approximately 8 million of them worldwide are on drug or hormone therapy for BPH. For those experiencing a physical obstruction of the prostatic urethra, the conventional treatment is removal of the prostatic tissue performed in the operating room as either a transurethral resection of the prostate (TURP) or photovaporization of the prostate (PVP). We offer the UroLume® endoprosthesis stent as a less invasive procedure for men within this group who may not be good surgical candidates.
For those men not yet to the point of urethral obstruction, but for whom symptomatic relief is desired, pharmaceuticals or less-invasive tissue ablation techniques that can be performed in a physician’s office, including microwave therapy or radiofrequency energy delivered to the prostate, are available as therapeutic options. We estimate that over 90,000 men received office-based therapy for BPH during 2005. It is within this market segment that our 2004 acquisition of TherMatrx is positioned. The growth in our revenue in the prostate treatments market was driven exclusively by our entry to the in-office BPH market with the TherMatrx® dose optimized therapy offering. We acquired TherMatrx early in the third quarter of 2004 and fully integrated it into our operations by early November 2004. During 2005, the broader AMS sales force was trained on the therapy and on the condition it treats, enabling their sale of the therapy to physicians increasingly over the course of the year.
Women’s Pelvic Health
Over 80 million women in our global markets suffer from urinary or fecal incontinence. These diseases can lead to debilitating medical and social problems, ranging from embarrassment to anxiety and depression. There are three types of urinary incontinence: stress, urge, and the combination of the two (mixed). While stress incontinence is generally caused by a weakening of the pelvic floor and resultant hypermobility of the urethra, urge incontinence is more complex and not well understood. Pads and diapers are often used to contain and absorb leaks, and may be acceptable for controlling mild incontinence. Pelvic floor exercises, drug therapy and electrical nerve stimulation are currently used to treat urge incontinence. Our products treat stress incontinence, which generally results from a weakening of the tissue surrounding the bladder and urethra which can be a result of childbirth and aging. Pregnancy, labor, and childbirth may also cause fecal incontinence, pelvic organ prolapse, and other pelvic floor disorders. Incontinence may be treated through exercises to strengthen pelvic floor muscles, or through the injection of collagen or some other bulking agent into the wall of the urethra or bladder neck to narrow the passage. Surgical solutions are generally recommended only if these other therapies are not effective. Prolapse and other pelvic floor defects may be treated with a variety of open, laparoscopic, and transvaginal surgeries.

We offer a broad range of systems to restore female continence including the AMS 800™ Urinary Control System (approved for use in women outside the U.S.), and the In-Fast™, SPARC® , Monarc, and BioArc® sling systems. This broad range of products allows the surgeon to select the procedure most appropriate to the patient’s symptoms and anatomy. With an In-Fast procedure, which we have been selling since acquiring Influence Medical in 1999, the surgeon uses a transvaginal approach to support the urethra and bladder neck with a sling attached to the back of the pubis. We introduced the SPARC procedure in 2001 as the first complete system to place a self-fixating, mid-urethral sling with a suprapubic approach. During 2002, we launched several improvements to SPARC. Upon its introduction, SPARC was the major sales driver in our products for women’s pelvic health. At the end of 2002, we introduced the Monarc, a product incorporating unique helical needles to place a self-fixating, sub-fascial hammock through the obturator foramen. This procedure may be done without disrupting the endopelvic fascia and is especially valuable for women who have scarring from previous abdominal surgery. In the fourth quarter of 2003, we launched our fourth female incontinence offering, the BioArc SP™ sling system, in the United States. The BioArc SP sling is the only system available that offers physicians the choice of incorporating a biologic graft with a self-fixating synthetic. The new BioArc SP system employs the same suprapubic approach of the SPARC system, which has been used in approximately 120,000 procedures since its introduction, and we expect it will fill a niche for physicians who would prefer not to use a synthetic material to support the urethra. In 2004, we further expanded upon the philosophy of graft material choice through the introduction of BioArc TO™, a combination of the Monarc’s transobturator surgical technique with the BioArc’s characteristic choice of biologic material. In 2005, we enhanced the biologic offerings with the introduction of InteXen® LP, a lyophilized porcine dermis graft, into our BioArc product offerings. This graft alternative offers the benefits of biologic material with significantly enhanced storage and handling characteristics.
The Acticon® neosphincter, an extension of our urinary control technology, is used to treat severe fecal incontinence primarily as the result of complications from childbirth, including the episiotomy.
Over 400,000 procedures are performed annually around the world to repair some form of pelvic organ prolapse in women. These procedures have historically been performed through the use of suture and graft materials designed for other surgical applications. In mid-2004, we announced FDA clearance of the Apogee and Perigee systems. The Apogee system is designed to repair vaginal vault prolapse, a condition often resulting from the removal of the supporting mechanisms for the apex of the vagina as the result of hysterectomy. The Perigee system targets repair of cystocele, or the herniation of the bladder through the anterior wall of the vagina. We also offer InteGraft® pelvic reconstructive materials for use in traditional pelvic organ prolapse procedures.
Approximately 30 million women in our global markets suffer from excessive uterine bleeding, or menorrhagia. Menorrhagia may cause anemia and can be socially debilitating. Drug therapies are effective for some women, but many end up undergoing a hysterectomy. We estimate that as many as 200,000 hysterectomies performed in the United States each year are the result of menorrhagia. Other menorrhagia procedures which have some efficacy include dilation and curettage to remove the endometrial tissue from the uterus and several therapy options which destroy the endometrium with heat. On December 30, 2002, we acquired CryoGen, Inc. and its Her Option cryoablation therapy. This system uses a microprocessor-controlled probe to eliminate excessive menstrual bleeding by freezing the lining of the uterus and reducing its ability to regenerate. The procedure, unlike the heat-based therapies, was designed to be administered in the gynecologist’s office. The patient can keep her uterus and maintain normal hormonal levels, avoiding a hospital stay and the recovery time associated with a hysterectomy. We believe that Her Option offers significant advantages over other therapies to the patient, her physician, and the healthcare system. These other therapies have, however, been available and reimbursed for a longer period of time, and, as a result, currently have a larger installed base of experienced users. In the first quarter of 2004, the American Medical Association approved a CPT code for our Her Option cryoablation system to treat excessive uterine bleeding in the physician’s office which was the first step toward the availability of standard reimbursement for Her Option. In January 2005, the Centers for Medicare and Medicaid Services (CMS) published the relative value units to be applied to this therapy, resulting in a national average Medicare allowable payment of $2,602 effective as of January 1, 2005. Gradually throughout 2005, the individual commercial payers across the U.S. incorporated the reimbursement rate for Her Option into their systems, providing the opportunity for this product to gain more widespread market acceptance for the first time in its history.

Selling and Marketing
We sell our products in the United States, Canada, Australia, Brazil, and most European countries through direct field representatives. At the end of 2005, we had 222 employees in our U.S. sales and marketing force and 85 employees in international sales and marketing. We also had 50 independent distributors who represented our products in other countries and accounted for approximately three percent of our worldwide sales. No single customer or group of customers accounts for more than five percent of our total sales. Local market conditions, including the regulatory and competitive situation, determine the type of products we sell in each market.
Our marketing organization is responsible for understanding patient and physician needs, guiding new product development, and increasing the awareness, understanding, and preference for our products among physicians and patients.
In pricing our products we consider our costs of developing, manufacturing, and distributing the products—including the cost of regulatory compliance and physician training—and the value they bring to patients and the health care system. For erectile restoration, as an example, we offer a range of products which sell to hospitals at prices ranging from $6,600 for an inflatable system which, when implanted, is practically indistinguishable from the dysfunctional tissue it replaces, to $1,750 for a much simpler prosthesis which creates less natural rigidity. Products for women’s urinary incontinence are distinguished primarily by surgical implantation technique and range from $750 to $1,100. Systems for male urinary incontinence are more surgically and technologically demanding than those for women, and sell for prices ranging from $2,700 to $6,800.
Manufacturing and Supply
We use approximately 80,000 square feet of our facility in Minnetonka, Minnesota for manufacturing, warehousing, and distribution of our products. We utilize warehouses to support local distribution in countries outside the U.S. where we have direct sales representation.
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
Research and Development
We are committed to developing new products and improving our current products to provide physicians with better clinical outcomes through less invasive and more efficiently delivered therapies. Most of our research and development activities are done in our Minnetonka, Minnesota facility, although we work with physicians, research hospitals, and universities around the world. Many of the ideas for new and improved products come from a global network of leading physicians, who also work with us in evaluating new concepts and in conducting clinical trials to gain regulatory approvals. The development process for any new product can range from several months to several years, primarily depending on the regulatory pathway required for approval.
In 2006, we will continue our tradition of innovation. We plan to introduce a completely redesigned AMS 700, our premium penile prosthesis. The product will include a new pump designed to improve concealment and ease of use for the patient. Additionally, we will focus long term development efforts on designing less invasive procedures for the treatment of erectile dysfunction. We also plan to begin clinical assessment of a less invasive procedure for treating men afflicted with mild to moderate urinary incontinence. An upgraded version of our TherMatrx console, designed to simplify the user interface, is scheduled to be released. We also plan to begin our formal clinical studies for an innovative procedure that has been designed to significantly reduce the surgical time required for a radical prostatectomy. Furthermore, our applied research efforts are targeted toward the focal treatment of prostate cancer. In women’s pelvic health, we plan the continued introduction of our extensive product offering internationally. We expect to make significant progress in the development of treatments for urge incontinence and for the office-based treatment of stress incontinence. Our market-leading prolapse repair systems are scheduled to be introduced globally with physician training similar to what has facilitated U.S. adoption. We also plan to begin clinical assessment of new biomaterials for use in prolapse repairs. We plan to introduce an upgraded version of our Her Option product, designed to shorten the procedure time and to improve the user interface. We also plan to begin the pivotal clinical study of the Ovion product, a unique implant for permanent birth control pioneered by Ovion, a company we purchased in 2005.
Our spending on research and development activities, including clinical and regulatory work totaled $21.0 million and $15.8 million in 2005 and 2004, respectively. These research and development dollars represented 8.0 percent and 7.6 percent of sales for each year respectively. We plan to continue to target research and development spending at between 8 and 10 percent of sales for the foreseeable future.
Competition
Competition in the medical device industry is intense and characterized by extensive research efforts and rapid technological progress. The primary competitive factors include clinical outcomes, distribution capabilities, and price relative to (1) competitive technologies and (2) reimbursements to physicians and hospitals for their services. Many of our competitors have greater resources with which to develop and market products, broader distribution resources, and scale economies which we do not have. Our competitive advantage is driven by our focus on the pelvic health market and our ability to: develop new products and innovative procedures, obtain regulatory clearance, ensure regulatory compliance, assist our customers in obtaining reimbursement, protect our intellectual property, protect the proprietary technology of our products and manufacturing processes and maintain and develop preference for our products among physicians and patients. All of these abilities require recruiting, retaining, and developing skilled and dedicated employees, and maintaining and developing excellent relationships with physicians and suppliers.
Our principal competitor in the erectile restoration market is Mentor Corporation who, in October 2005, announced it is evaluating strategic alternatives for its urology business. We have no significant competitor in the market for the surgical treatment of male continence at this time, but do expect competition in the future. Principal competitors for our prostate therapy options include drug manufacturers and other minimally invasive treatment suppliers including Urologix, Medtronic, Johnson & Johnson and Boston Scientific Corporation. Our principal competitors for women’s continence products include Johnson & Johnson, Boston Scientific, C.R. Bard and Mentor Corporation. Competitors currently selling systems for pelvic organ prolapse repair are Johnson & Johnson and C.R. Bard. In the field of menorrhagia treatments, our competitors include Cytyc, Boston Scientific, and Johnson & Johnson.
Intellectual Property
We rely on intellectual property including patents, trade secrets, technical innovations, and various licensing agreements to protect and build our competitive position. We own 157 issued U.S. patents, half of which issued in the last four years, and numerous international patents covering various aspects of our technology. We also have U.S. and international patent applications pending. We review competitive products and patents to actively enforce our rights and to avoid infringing the legitimate rights of others.
We file patent applications to protect technology, inventions, and improvements that we consider important, but we cannot ensure our applications will be granted, or that, if granted, the patents will provide broad protection for our products, or that our competitors will not challenge or circumvent these patent rights. Costs to defend our patents or to protect our activities from the patent claims of others could be substantial, even if we are successful in defending the claims. We do not believe that any of our products infringe any valid claims of patents or other proprietary rights held by third parties.
Government Regulation
Numerous governmental authorities, principally the FDA and comparable foreign regulatory agencies, regulate the development, testing, manufacturing, labeling, marketing, and distribution of our products. In Europe and certain other countries, we comply with the European Union Directives for Medical Devices and certify our compliance with the CE Mark. In other countries outside the United States, we ensure appropriate registration and authorization. In the U.S., our products fall into FDA Classes I, II, and III depending on the indications for use and the risk the products pose to the patient. Class I includes devices with the least risk and Class III includes those with the greatest risk.

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
Our core implantable products have been approved through the PMA process. Most of our other products were approved through the 510(k) pre-market notification process. We have conducted clinical trials to support our PMA regulatory approvals.
The FDA and international regulatory authorities also periodically inspect our operations to assure themselves of our compliance with applicable quality system regulations. We must comply with a host of regulatory requirements that apply to medical devices, drug device combination products and human tissue products marketed worldwide. If we fail to comply with these regulatory requirements, our business, financial condition, and results of operations could be significantly harmed.
We are also subject to the National Organ Transplant Act, or NOTA, because we provide human tissue in connection with our sling systems for urinary incontinence and female pelvic support. NOTA prohibits the purchase and sale of human organs, including related tissue, for valuable consideration, but it does not prohibit the payment of reasonable expenses associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human tissue. NOTA enables the federal government to impose civil and criminal penalties on those found to have violated this federal statute. With improvements in other biologic solutions, human allograft tissue has become an increasingly smaller portion of our business. We do not anticipate distribution of human tissues beyond 2006.
Third-Party Reimbursement
Most of our products are purchased by hospitals which are reimbursed for their services by third-party payers including Medicare, Medicaid, comparable foreign agencies, private health care insurance, and managed care plans. The reimbursement environment facing our customers varies widely, as do our customers’ systems for dealing with such variation. We support our customers’ efforts to obtain appropriate reimbursement by providing them with the information necessary to align the utilization of our products with reimbursed procedures through our ongoing efforts to aid payers in informal decision making. We believe our support of customer reimbursement efforts is critical to the ongoing acceptance and success of our products.
Many third-party payers (including Medicare, Medicaid, and other large, influential payers) at times seek to reduce their costs by denying coverage for certain procedures, including new procedures for which efficacy has not yet been well established, or are reimbursing at rates which do not cover the full cost of procedures. These activities may be particularly detrimental to us because we are developing new products for new procedures. These new products and procedures may not find market acceptance because of delays in third-party payer acceptance of the medical value of the new procedures.
The level of third party reimbursement has fluctuated from time to time in the past, may fluctuate in the future, and is subject to review or withdrawal at any time. The level of reimbursement may influence whether customers purchase our products. Further, as we expand our offerings from implants surgically delivered to patients in hospital settings to minimally-invasive therapies delivered to patients in physician offices, we must address the information needs of varied reimbursement systems and processes. While our sales history of devices in the U.S. does not reflect an obvious correlation between sales levels and changes in CMS’ reimbursement rates, office-based business may be more directly impacted by reimbursement rate fluctuations than our hospital-based business has been historically.

Employees
As of December 31, 2005, we employed 720 people in the following areas: 170 in manufacturing; 253 in U.S. sales, marketing and distribution; 77 in administration; 55 in regulatory, clinical and quality assurance; 64 in research and development; and 101 internationally. We do not have any organized labor unions. We believe we have an excellent relationship with our employees.
Financial Information about Geographic Areas
Approximately 21.8 percent, 20.9 percent, and 18.7 percent of our consolidated revenues in 2005, 2004, and 2003 were from sales to customers outside of the United States. See Notes to Consolidated Financial Statements – No. 10 for more information.
Item 1A. Risk Factors
The following risk factors should be considered carefully in connection with any evaluation of our business, financial condition, results of operations, prospects and an investment in our common stock. Additionally, the following risk factors could cause our actual results to materially differ from those reflected in any forward-looking statements.
Our sales may be adversely affected if physicians do not recommend or endorse our products.
We rely upon physicians to recommend, endorse and accept our products. Many of the products we acquired or are developing are based on new treatment methods. Acceptance of our products is dependent on educating the medical community as to the distinctive characteristics, perceived benefits, clinical efficacy, and cost-effectiveness of our products compared to competitive products, and on training physicians in the proper application of our products. We believe our products address major market opportunities, but if we are unsuccessful in marketing them, our sales and earnings could be adversely affected.
Our growth will be slowed if new products are delayed or are not accepted.
As part of our growth strategy, we intend to introduce a number of new products and product improvements. Product introductions depend upon a variety of factors, including timely receipt of appropriate regulatory approvals. If we do not introduce these new products and product improvements on schedule, for any reason, or if they are not well accepted by the market, our business may be adversely affected.
Our sales could decline if our procedures are not accepted by patients.
We predominantly sell implants and therapies for surgical procedures or therapies. If patients do not accept our products and therapies, our sales may decline. Patient acceptance of our products and therapies depends on a number of factors, including the failure of non-invasive therapies, the degree of invasiveness involved in the procedures using our products, the rate and severity of complications, and other adverse side effects from the procedures using our products. Patients are more likely to first consider non-invasive alternatives to treat their urological disorders. Broader patient acceptance of alternative therapies or the introduction of new oral medications or other less-invasive therapies could adversely affect our business.
Changes in third party reimbursement for our products and therapies may influence our customers’ purchasing activity.
Our physician and hospital customers depend on third party government and non-government entities around the world to reimburse them for services provided to patients. The level of such third party reimbursement has fluctuated from time to time in the past, may fluctuate in the future, and is subject to review or withdrawal at any time. The level of reimbursement may influence whether customers purchase our products. Further, as we expand our offerings from implants surgically delivered to patients in hospital settings to minimally-invasive therapies delivered to patients in physician offices, we must address the information needs of varied reimbursement systems and processes. While our sales history of devices in the U.S. does not reflect an obvious correlation between sales levels and changes in CMS reimbursement rates, office-based business may be more directly impacted by reimbursement rate fluctuations than our hospital-based business has been historically. Any unfavorable change in reimbursement could have a negative impact on our business.
Our revenues and operating results may be negatively affected and we may not achieve future growth projections if we fail to compete successfully against our competitors.
Many of our competitors have greater resources, more widely accepted products, less invasive therapies, greater technical capabilities and stronger name recognition in individual product categories than we do. Our competitors will continue to improve their products and develop new competing products, including less invasive or noninvasive products or pharmaceuticals. We may be unable to compete effectively with our competitors if we cannot keep up with existing or new alternative products, techniques, therapies and technology in the markets we serve. These new technologies and products may beat our products to the market, be more effective than our products or render our products obsolete by substantially reducing the prevalence of the conditions our products and therapies treat.
We may experience an interruption in sales of a product and incur costs if that product is recalled.
In the event that any of our products present a health hazard to the patient or physician or fail to meet product performance criteria or specifications, we could voluntarily recall the products. The FDA or an international regulatory body could also require us to recall the products. There is a possibility that we may recall products in the future and that future recalls could result in significant costs to us and in significant negative publicity which could harm our ability to market our products in the future.
We may not be able to supply products that incorporate materials or components which are single- or sole-sourced.
Many of our products utilize raw materials or components that are either single-or sole-sourced. These sources of supply could encounter manufacturing difficulties or may unilaterally decide to stop supplying us because of product liability concerns or other factors. We currently rely on single source suppliers for the silicone and fabric used in our male prostheses and for the porcine dermis and mesh used in many of our female products. Furthermore, we use single sources for the TherMatrx consoles and disposables. A key component of the InhibiZone antibiotic technology is also procured from a single source. We have no written agreements with our key suppliers requiring them to supply us with these raw materials or components, and there is no assurance that we would be able to timely or cost-effectively replace any of these sources upon any disruption. The loss of any of these suppliers could have a material adverse effect on our financial results in the near term, as we would be required to qualify alternate designs or sources.
Inadequate data submissions or clinical study results which do not support a product approval may delay or preclude a product’s commercialization.
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
Our sale of products could be reduced if we are unable to obtain the regulatory approvals necessary to market our products in the United States and foreign jurisdictions.
If we fail to receive regulatory approval for future products, we will be unable to market and sell these products. In the United States, we must obtain approval from the FDA before we can begin commercializing most of our products. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed outside of the United States are also subject to foreign government regulations which vary from country to country. The time required to obtain approval from a foreign country may be longer or shorter than that required for FDA clearance. Our failure to comply with regulatory approvals could result in government authorities:
•	imposing fines and penalties on us;

•	preventing us from manufacturing our products;

•	bringing civil or criminal charges against us;

•	delaying the introduction of our new products into the market;

•	recalling or seizing our products;

•	disrupting the manufacture or distribution of our products; or

•	withdrawing or denying approvals for our products.
In the event we fail to comply with manufacturing regulations, we could be prevented from selling our products.
In order to commercially manufacture our products, we must comply with the FDA’s manufacturing regulations which govern design controls, quality systems and documentation policies and procedures. The FDA and foreign authorities periodically inspect our manufacturing facilities. Our failure to comply with these manufacturing regulations may prevent us or delay us from marketing or distributing our products and this would have a negative impact on our business.
Our business may suffer if our new products are not cleared to market in the United States or any other market.
We sell some of our products only in international markets because they have not been cleared for marketing in the United States. We may be unable to sell future products in Europe, the United States or any other market for a number of reasons. These reasons include, among others, that the potential products could be:
•	ineffective or cause harmful side effects during preclinical testing or clinical trials;

•	difficult to manufacture on a large scale; or

•	uneconomical for the healthcare reimbursement system.
We may lose market share to our competitors and be unable to operate our business profitably in the event our patents and other intellectual property rights do not adequately protect our products and therapies.
We rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our products. These legal means, however, afford only limited protection and may not adequately protect our rights. In addition, we cannot be assured that pending patent applications will issue. The U.S. Patent and Trademark Office (PTO) may deny or significantly narrow claims made under patent applications and the issued patents, if any, may not provide us with significant commercial protection. We could incur substantial costs in proceedings before the PTO. These proceedings could result in adverse decisions as to the priority of our inventions. In addition, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as U.S. laws, or at all. We may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries.
We seek to protect our trade secrets and unpatented proprietary technology, in part, with confidentiality agreements with our employees and consultants. We cannot assure you, however, that:
•	these agreements will not be breached;

•	we will have adequate remedies for any breach; or

•	trade secrets will not otherwise become known to or independently developed by our competitors.
In the event of a claim that we infringe upon another’s intellectual property rights, we could incur significant costs and/or be required to stop the sale of the related product.
The medical device industry is highly litigious with respect to patents and other intellectual property rights. Companies in the medical device industry have used intellectual property litigation to seek to gain a competitive advantage. In the future, we may become a party to lawsuits involving patents or other intellectual property. A legal proceeding, regardless of the outcome, would draw upon our financial resources and divert the time and efforts of our management. If we lose one of these proceedings, a court, or a similar foreign governing body, could require us to pay significant damages to third parties, require us to seek licenses from third parties and pay ongoing royalties, require us to redesign our products, or prevent us from manufacturing, using or selling our products. In addition to being costly, protracted litigation to defend or enforce our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until the litigation is resolved. We may be involved in future proceedings before the U.S. PTO with regard to three requests for interference claims filed by Conceptus, Inc. against two Ovion patent applications and one Ovion patent.
We could incur significant costs or other negative impacts if significant product liability claims are made against us.
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
If physician malpractice insurance costs increase, at some point physicians may alter their practice patterns and cease using our products.
Most of our products are used by physicians who are required to maintain certain levels of medical malpractice insurance to maintain their hospital privileges. As the cost of this insurance increases, certain physicians who have used our products to treat their patients may stop performing surgeries or providing therapies. Unless the patients who would have been treated by these physicians are referred to other physicians, sales of our products could decline.
If we are unsuccessful in integrating acquisitions, our business and financial condition could be adversely affected.
We have acquired businesses in the past and we may acquire other businesses in the future. Failure to successfully retain critical employees of an acquired company, failure to gain FDA approval for the products of an acquired company, or the inability to establish and maintain appropriate communications, performance expectations, regulatory compliance procedures, accounting controls, and reporting procedures could have a material adverse affect on our business. Once an acquisition is completed, we may also experience:
•	difficulties in assimilating any acquired companies and products into our existing business;

•	delays in realizing the benefits of the acquired company or products;

•	diversion of our management’s time and attention from other business concerns;

•	lack of or limited direct experience in new markets we may enter; or

•	difficulties in retaining key employees of the acquired business necessary to manage these acquisitions.
In addition, an acquisition could materially impair our operating results by causing us to incur debt or requiring us to amortize acquisition expenses and acquired assets.
Loss of our manufacturing facility would adversely affect our financial position.
We are currently operating with one manufacturing shift at a single facility. Although we believe we have adequate physical capacity to serve our business operations for the foreseeable future, we do not have a back up facility, and the loss of our Minnetonka facility would have a material adverse effect on our sales, earnings, and financial condition.
Changes in international stability or foreign exchange rates could negatively impact our sales.
During the fiscal 2005, approximately 21.8 percent of our sales were to customers outside the United States. Some of these sales were to governmental entities and other organizations with extended payment terms. A number of factors, including political or economic instability in the countries where we do business, could affect payment terms and our ability to collect foreign receivables. We have little influence over these factors and changes could have a material adverse impact on our business. In addition, foreign sales are influenced by fluctuations in currency exchange rates, mainly in the euro. In recent years, our sales have been positively impacted by increases in the value of the euro relative to the U.S. dollar. Decreases in the value of the euro relative to the U.S. dollar would negatively impact our sales.

An inability to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 could adversely affect investor confidence and, as a result, our stock price.
During fiscal 2005 and 2004, we expended significant resources to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The requirements of this Act must be maintained quarterly and are likely to evolve as the result of a reassessment of the Act’s initial implementation. Failure to respond to changes in the requirements of the Act, our inability to comply regularly with the Act’s requirements, and the costs of ongoing compliance could have a material adverse affect on investor confidence and our business.
Stock option expensing could impact investors’ confidence in our stock price.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters, main warehouse, and manufacturing operations are located in a 180,000 square foot building we own in Minnetonka, Minnesota. We believe we have sufficient manufacturing space and capacity to meet production requirements for our products at the present time. However, we plan to expand our Minnetonka, Minnesota facility during 2006 to accommodate our expected growth and increase in the number of Minnesota-based employees.
We lease office space for our international operations in Australia, Brazil, Canada, France, Germany, the Netherlands, Spain and the United Kingdom.
Item 3. Legal Proceedings
We have been and are also currently subject to various legal proceedings and other matters which arise in the ordinary course of business, including but not limited to product liability claims and patent-related issues.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth fiscal quarter of 2005.
Item 4A. Executive Officers of the Registrant
Our executive officers, with their ages and biographical information are as follows:

Name	Age	Title
Douglas W. Kohrs	48	Chairman of the Board; Director

Martin J. Emerson	42	President and Chief Executive Officer; Director

Carmen L. Diersen	45	Executive Vice President, Chief Financial Officer and Corporate Secretary

Ross A. Longhini	44	Executive Vice President and Chief Technology Officer

Lawrence W. Getlin	60	Senior Vice President, Regulatory, Medical Affairs and Quality Systems and Corporate Compliance Officer

Name	Age	Title
Janet L. Dick	49	Senior Vice President, Human Resources

John F. Nealon	43	Senior Vice President, Business Development

Stephen J. McGill	44	Vice President, Global Sales
Douglas W. Kohrs has served as one of our directors since 1999 and he became Chairman of the Board in March 2004. From 1999 to March 2004, he was our President and from 1999 until January 4, 2005 he also served as our Chief Executive Officer. Mr. Kohrs has over 22 years of experience in the medical device industry. He was part of the founding team at Spine-Tech when it was formed in 1991 to develop and commercialize the BAK® Interbody Fusion System, a novel implantable device to improve the surgical treatment of degenerative disc disease, and was Vice President of Research and Development and Vice President of Marketing. He was General Manager of Sulzer Spine-Tech, Inc. from 1998 to 1999. Mr. Kohrs currently serves as a director of Disc Dynamics, Inc., AxioMed Spine Corporation and Pioneer Surgical Technologies, all which are privately held companies, and Kyphon, Inc. and ev3, Inc., both of which are publicly-held companies.
Martin J. Emerson has served as our President and Chief Executive Officer and as a director since January 4, 2005. Mr. Emerson also served as our President and Chief Operating Officer from March 2004 until January 4, 2005. From January 2003 to March 2004, he served as our Executive Vice President, Global Sales and Marketing, and Chief Operating Officer. From 2000 through 2002, he served as Vice President and General Manager of International. Mr. Emerson has over 20 years experience in the medical device field in finance and general management capacities. From 1998 to 2000, he served as General Manager and Finance Director for Boston Scientific Corporation in Singapore. Also in Singapore, he was Vice President and Regional Financial Officer with MasterCard International from 1997 to 1998. Mr. Emerson’s earlier experience was with Baxter International from 1985 to 1997, most recently as Vice President Finance, Hospital Business, Brussels, from 1995 to 1997. Mr. Emerson recently joined the AdvaMed Board.
Carmen L. Diersen has served as our Executive Vice President, Chief Financial Officer, and Corporate Secretary since March 2004. From 1992 to 2004, she held positions of increasing domestic and international responsibility in finance, business development, and general management at Medtronic, Inc. Most recently, Ms. Diersen was Vice President, Business Development. From March 2002 through 2003, she was Vice President, General Manager, Musculoskeletal Tissue Services; and from February 1999 through March 2002, she was Vice President of Finance and Administration and Vice President of Business Development, Americas and Asia Pacific. From 1982 to 1992, she held various positions at Honeywell, Inc. Ms. Diersen currently serves as a director of Memry Corporation, a publicly-held company that provides design, engineering, development and manufacturing services to the medical device industry and other industries, and as a director of SonoSite, Inc., a publicly-held company that develops, manufactures and markets hand-held ultrasound systems.
Ross A. Longhini has served as our Executive Vice President and Chief Technology Officer since January 2003. Mr. Longhini has over 20 years of experience in the field of medical device product development. From 1998 to 2002, he served in various management positions in Sulzer Spine-Tech of Minnesota including Vice President, Research and Development, Clinical & Regulatory. From 1991 to 1998, he worked at I.V. Infusion Therapy of 3M which was sold to Gaseby in 1996 then purchased by Smiths Medical Systems in 1997. From 1983 to 1991, he worked at 3M Dental Products.
Lawrence W. Getlin, J.D. has served as our Vice President, Regulatory, Medical Affairs, and Quality Systems since 1990 and as Corporate Compliance Officer since 2003. He is a member of the American Bar Association and the California State Bar, as well as the U.S. Court of Appeals 9th District, and District Court, Central District of California, and is Regulatory Affairs Certified.
Janet L. Dick has served as our Vice President of Human Resources since 1996. Overall, Ms. Dick has spent 20 years in positions of increasing responsibility within our human resources department and Schneider’s human resources department, both of which were divisions of Pfizer at one time. Her prior human resources career was in banking, commercial construction, and mortgage banking.

John F. Nealon has served as our Senior Vice President of Business Development since April 2005 and previously as our Vice President of Global Marketing from January 2002. From 1996 to 2001, he served on the management team at Survivalink, a start-up medical device company which developed and marketed automated external defibrillators. In 1996, he served as Director of Product Marketing for Summit Medical and from 1989 to 1996, he served in a variety of global product marketing roles at GE Medical Systems.
Stephen J. McGill has served as our Vice President, Global Sales since May 2005. Previously he was Vice President and General Manager of International, and Vice President of Sales and Marketing for Europe, and he held various sales leadership positions within Europe after joining AMS in November 2000. Mr. McGill’s medical device experience includes Boston Scientific Corporation (urology division), Bolton Medical, and Stryker UK.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is currently traded on the Nasdaq National Market under the symbol AMMD. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock as reported on the Nasdaq National Market. These prices do not include adjustments for retail mark-ups, mark-downs, or commissions. The following stock prices have been adjusted to give retroactive effect to a two-for-one stock split effective March 21, 2005.

	2005		2004
	High	Low	High	Low

First quarter	$20.59	$16.70	$15.29	$10.60
Second quarter	$20.97	$17.01	$17.02	$12.27
Third quarter	$23.51	$17.75	$18.70	$14.25
Fourth quarter	$19.96	$15.20	$21.84	$16.31
Holders
On March 2, 2006, there were approximately 126 stockholders of record and 15,745 beneficial stockholders.
Dividends
We have never declared or paid cash dividends. We intend to retain all future earnings for the operation and expansion of our business. We do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. In addition, our current senior credit facility places certain restrictions on paying cash dividends.

Item 6. Selected Financial Data
The following tables present five years of data (in thousands) from our statement of operations and balance sheet.

Statement of Operations Data	2005	2004	2003	2002	2001

Net sales	$262,591	$208,772	$168,283	$141,648	$117,938
Cost of sales (1)	46,111	38,331	27,353	24,605	23,140

Gross profit	216,480	170,441	140,930	117,043	94,798

Operating expenses
Marketing and selling	92,001	72,910	63,107	50,152	44,931
Research and development	20,966	15,786	14,924	11,858	11,899
In-process research and development (2)	9,220	35,000	—	—	—
General and administrative	21,713	21,617	17,099	13,186	12,047
Amortization of intangibles	7,884	5,708	4,160	3,775	9,374
Transition and reorganization	—	—	—	—	1,000

Total operating expenses	151,784	151,021	99,290	78,971	79,251

Operating income	64,696	19,420	41,640	38,072	15,547

Other income (expense) income
Royalty and other	500	2,249	3,801	4,172	3,187
Interest, net	1,029	(266)	(1,352)	(1,628)	(2,932)
Investment impairment (3)	—	(4,500)	—	—	(3,400)

Total other income (expense)	1,529	(2,517)	2,449	2,544	(3,145)

Income before income taxes	66,225	16,903	44,089	40,616	12,402

Provision for income taxes (4)	26,950	20,023	15,039	15,730	5,872

Net income (loss)	$39,275	$(3,120)	$29,050	$24,886	$6,530

Net income (loss) per share (5)
Basic	$0.57	$(0.05)	$0.44	$0.39	$0.11
Diluted	$0.55	$(0.05)	$0.42	$0.36	$0.10

(1)	During the fourth quarters of 2003 and 2002, we reduced our warranty allowance by $3.1 million and $2.9 million, respectively, and reduced cost of sales, increasing operating income by the same amounts.

(2)	In the third quarters of 2005 and 2004, we recognized $9.2 million and $35.0 million, respectively, for in-process research and development charges related to the acquisitions of Ovion and TherMatrx. For a more complete description of these items and their impact on financial results see Notes to Consolidated Financial Statements — No. 2.

(3)	During the fourth quarter of 2004, we recognized an investment impairment loss of $4.5 million related to our investment in InjecTx. For a more complete description of this item and its impact on financial results see Notes to Consolidated Financial Statements — No. 5.

(4)	During the third quarter of 2003, we applied for and recognized U.S. tax benefits related to research and development and extraterritorial income exclusion tax credits for the years 1999 through 2002, resulting in a $1.1 million reduction in 2003 tax expense. The in-process research and development charges and investment impairment charge described above have no related tax benefit.

(5)	Amounts per share have been adjusted to give retroactive effect to the March 21, 2005 stock split for all periods presented.

Balance Sheet Data	2005	2004	2003	2002	2001

Cash, cash equivalents, and short-term investments	$46,390	$51,168	$58,953	$79,429	$28,755
Working capital	69,533	79,575	92,729	100,371	54,030
Total assets	359,326	300,550	279,327	251,645	235,151
Long-term liabilities	3,072	3,126	12,315	21,945	29,006
Stockholders’ equity	302,879	249,172	240,346	204,262	174,087

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
Results of Operations
Sales trends
The following table compares net sales of our product lines and geographies between 2005 and 2004, and between 2004 and 2003.

(in thousands)	2005	2004	$ Increase	% Increase	2004	2003	$ Increase	% Increase

Sales
Product Line
Men’s pelvic health
Erectile restoration	$80,917	$74,070	$6,847	9.2%	$74,070	$72,385	$1,685	2.3%
Male continence	53,912	48,242	5,670	11.8%	48,242	39,758	8,484	21.3%
Prostate treatments	28,255	14,697	13,558	92.3%	14,697	4,923	9,774	198.5%

Total men’s pelvic health	163,084	137,009	26,075	19.0%	137,009	117,066	19,943	17.0%

Women’s pelvic health	99,507	71,763	27,744	38.7%	71,763	51,217	20,546	40.1%

Total	$262,591	$208,772	$53,819	25.8%	$208,772	$168,283	$40,489	24.1%

Geography
United States	$205,463	$165,140	$40,323	24.4%	$165,140	$136,765	$28,375	20.7%
International	57,128	43,632	13,496	30.9%	43,632	31,518	12,114	38.4%

Total	$262,591	$208,772	$53,819	25.8%	$208,772	$168,283	$40,489	24.1%

Percent of total sales
Product Line
Men’s pelvic health
Erectile restoration	30.8%	35.5%			35.5%	43.0%
Male continence	20.5%	23.1%			23.1%	23.6%
Prostate treatments	10.8%	7.0%			7.0%	2.9%

Total men’s pelvic health	62.1%	65.6%			65.6%	69.6%

Women’s pelvic health	37.9%	34.4%			34.4%	30.4%

Total	100.0%	100.0%			100.0%	100.0%

Geography
United States	78.2%	79.1%			79.1%	81.3%
International	21.8%	20.9%			20.9%	18.7%

Total	100.0%	100.0%			100.0%	100.0%

Men’s pelvic health products. Revenue from men’s pelvic health products grew 19.0 percent in 2005, following an increase of 17.0 percent in 2004. Each year benefited from the July 2004 acquisition of TherMatrx, Inc. Erectile restoration product sales increased 9.2 percent in 2005, and 2.3 percent in 2004. In 2005, we experienced strong growth in our erectile restoration products in the first half of the year because the comparable period of 2004 was weak with the introduction of Cialis and Levitra in the U.S. The average selling price of erectile restoration products increased 1.5 percent in 2005 on a 7.5 percent increase in units sold. The increase in average selling price was due to the shift of significant volume within the AMS 700 line to the enhanced technology and correspondingly higher price of the Tactile Pump product, approved for use by the FDA in July 2004. The 2004 increase in erectile restoration sales was also due to the broad introduction of the Tactile Pump product in fourth quarter.
Male continence sales grew 11.8 percent in 2005 and 21.3 percent in 2004. Unit sales in male continence grew 6.4 percent and 17.6 percent in 2005 and 2004, respectively. Average selling prices in male continence grew 5.0 percent in 2005 and 3.2 percent in 2004. In 2004, our male continence unit sales growth was strong because of a simplified surgical procedure and product improvements.
Prostate treatment sales in 2005, our first full year of sales from our TherMatrx acquisition, increased $13.6 million over 2004. Sales in 2004 for prostate treatments increased $9.8 million as the result of the TherMatrx acquisition completed in July of that year. Excluding TherMatrx sales, our prostate product sales declined $0.4 million and $0.7 million during 2005 and 2004, respectively, as we continued to reposition the UroLume product toward obstructive urethral conditions such as urethral stricture.
Women’s pelvic health products. Revenue from women’s pelvic health products grew 38.7 percent in 2005, following an increase of 40.1 percent in 2004. This revenue growth was the result of 25.0 percent unit growth in 2005 and 37.9 percent unit growth in 2004. In 2005 with our first full year of our Apogee and Perigee products, we experienced rapid growth in our prolapse business, changing our product mix and increasing our average women’s pelvic health prices as compared to 2004 growth. Biologic versions of these products released in the fourth quarter of 2005 contributed to our $17.7 million growth in prolapse products for 2005 over 2004. The Monarc and BioArc TO self-fixating slings continued strong growth as the market continues the shift which began in 2004 from suprapubic to transobturator dominance in female incontinence slings. The strong growth in uterine health products was the result of a favorable reimbursement decision effective January of 2005 for the Her Option product.
International sales and foreign exchange effects. Our consolidated revenue grew $53.8 million, or 25.8 percent in 2005 from 2004. Of this growth, $1.4 million, or 0.7 percentage points, was due to favorable currency exchange rates in the markets in which we conduct business in a foreign currency. In 2004, $3.5 million, or 2.1 percentage points, of the revenue increase from 2003 was due to favorable currency exchange rates, primarily the euro. Because a large share of our expenses associated with international sales are foreign currency denominated costs, changes in these currency rates do not affect net income and cash flows from operations by the same dollar amount as they affect sales revenues.

Customer location	2005	2004	$ Increase	% Increase	2004	2003	$ Increase	% Increase

Within U.S.	$205,463	$165,140	$40,323	24.4%	$165,140	$136,765	$28,375	20.7%

International
Before currency impact	55,767	43,632	12,135	27.8%	40,098	31,518	8,580	27.2%

Subtotal	261,230	208,772	52,458	25.1%	205,238	168,283	36,955	22.0%

Currency impact	1,361	—	1,361	—	3,534	—	3,534	—

Total	$262,591	$208,772	$53,819	25.8%	$208,772	$168,283	$40,489	24.1%

Operating Expenses
The following table compares the dollar and percentage change in the Statement of Operations between 2005 and 2004, and between 2004 and 2003.

			$ Increase	% Increase			$ Increase	% Increase
(in thousands)	2005	2004	(Decrease)	(Decrease)	2004	2003	(Decrease)	(Decrease)

Net sales	$262,591	$208,772	$53,819	25.8%	$208,772	$168,283	$40,489	24.1%
Cost of sales	46,111	38,331	7,780	20.3%	38,331	27,353	10,978	40.1%

Gross profit	216,480	170,441	46,039	27.0%	170,441	140,930	29,511	20.9%

Operating expenses
Marketing and selling	92,001	72,910	19,091	26.2%	72,910	63,107	9,803	15.5%
Research and development	20,966	15,786	5,180	32.8%	15,786	14,924	862	5.8%
In-process research & development	9,220	35,000	(25,780)	n/a	35,000	—	35,000	n/a
General and administrative	21,713	21,617	96	0.4%	21,617	17,099	4,518	26.4%
Amortization of intangibles	7,884	5,708	2,176	38.1%	5,708	4,160	1,548	37.2%

Total operating expenses	151,784	151,021	763	0.5%	151,021	99,290	51,731	52.1%

Operating income	64,696	19,420	45,276	233.1%	19,420	41,640	(22,220)	-53.4%

Royalty income	1,929	2,079	(150)	-7.2%	2,079	2,797	(718)	-25.7%
Interest income	1,246	517	729	141.0%	517	476	41	8.6%
Interest expense	(217)	(783)	566	72.3%	(783)	(1,828)	1,045	57.2%
Investment impairment	—	(4,500)	4,500	n/a	(4,500)	—	(4,500)	n/a
Other (expense) income	(1,429)	170	(1,599)	-940.6%	170	1,004	(834)	-83.1%

Income before income taxes	66,225	16,903	49,322	291.8%	16,903	44,089	(27,186)	-61.7%
Provision for income taxes	26,950	20,023	6,927	34.6%	20,023	15,039	4,984	33.1%

Net income (loss)	$39,275	$(3,120)	$42,395	-1358.8%	$(3,120)	$29,050	$(32,170)	-110.7%

The following table shows the Statement of Operations as a percentage of net sales for 2005, 2004, and 2003.

	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of sales	17.6%	18.4%	16.3%

Gross profit	82.4%	81.6%	83.7%

Operating expenses
Marketing and selling	35.0%	34.9%	37.5%
Research and development	8.0%	7.6%	8.9%
In-process research & development	3.5%	16.8%	0.0%
General and administrative	8.3%	10.4%	10.2%
Amortization of intangibles	3.0%	2.7%	2.5%

Total operating expenses	57.8%	72.3%	59.0%

Operating income	24.6%	9.3%	24.7%

Royalty income	0.7%	1.0%	1.7%
Interest income	0.5%	0.2%	0.3%
Interest expense	-0.1%	-0.4%	-1.1%
Investment impairment	0.0%	-2.2%	0.0%
Other income (expense)	-0.5%	0.1%	0.6%

Income before income taxes	25.2%	8.1%	26.2%
Provision for income taxes	10.3%	9.6%	8.9%

Net income (loss)	15.0%	-1.5%	17.3%

Cost of goods sold. Cost of goods sold as a percentage of sales decreased 0.8 percentage points from 2004 to 2005. Cost of goods sold improvements resulted from increased volume, process improvements generating favorable variances, favorable product mix, reduction of production set-up and controlled overhead spending. These were partially offset by an increase in royalty payments from the prior year.
Cost of goods sold as a percentage of sales increased 2.1 percentage points from 2003 to 2004. Of this increase, 1.9 percentage points, or $3.1 million, is due to the 2003 reduction in our warranty allowance. Partially offsetting the 2003 warranty allowance impact is the 0.3 percentage point favorable impact of foreign currency. The remaining 0.5 percentage point increase in 2004 cost of goods sold is due mainly to the costs of integrating TherMatrx and product mix changes, partially offset by higher production volumes. Cost of goods sold as a percent of sales has generally benefited from relatively stable overhead costs, which account for more than a quarter of our cost of goods sold. Future cost of goods sold will continue to depend on production levels, labor costs, raw material costs and product mix.
Marketing and selling. Marketing and selling expenses increased in 2005 due to 34 additional U.S. marketing and selling personnel in support of the $53.8 million increase in net sales. The increase in 2004 from 2003 reflects the growth of our sales force and the addition of the TherMatrx sales force in July of that year. We expect to continue investing in marketing and selling in support of increasing sales levels, but expect marketing and selling expenses will slightly decrease as a percentage of sales.
Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. The $5.2 million increase in research and development expense from 2004 to 2005 is due to our continued investment in personnel in support of applied research, product development, intellectual property support, clinical studies, and regulatory filings including those related to our Ovion acquisition. Over 40 percent of the 2004 research and development increase relates to additional personnel and expenditures in support of our July 2004 acquisition of TherMatrx. We expect total spending in research and development, over the longer term, to be in the range of 8 to 10 percent of sales.
In-process research and development. The 2005 in-process research and development (IPR&D) expense relates to our acquisition of Ovion Inc., a development stage enterprise, in July 2005. In accordance with the rules of purchase accounting, we recognized a charge of $9.2 million related to the value assigned to IPR&D for a permanent birth control device for women that had not yet reached technological feasibility and had no future alternative use. We estimated the fair value of the IPR&D based on the excess earnings method, using projections of expected cash inflows and outflows, including cost of goods sold, research and development expenses to complete and maintain the product, selling and marketing and general and administrative expenses, taxes and incremental working capital requirements.
The 2004 IPR&D expense relates to our acquisition of TherMatrx, Inc. in July 2004. In accordance with the rules of purchase accounting, we recognized an IPR&D charge of $35.0 million related to the next generation TherMatrx console, a transurethral microwave system to treat BPH, that had not yet reached technological feasibility and had no future alternative use. This device includes updated components, new software, and a significantly updated user interface. This device is subject to approval by the FDA. With an anticipated launch in 2006, this capital device will replace the current capital equipment component of the TherMatrx system. We used the excess earnings method to estimate the fair value of the IPR&D, using projections for incremental sales and expenses associated with the new device for the years 2006 through 2014. No incremental sales and expenses for the device are expected after 2014, as yet-to-be defined products are expected to replace this device by that time.
General and administrative. General and administrative costs remained relatively constant from 2004 to 2005 as increased costs due to personnel additions were offset by decreased systems depreciation and decreased professional fees and services related to Sarbanes-Oxley compliance. General and administrative cost increases in 2004 compared to 2003 were primarily due to $1.7 million of professional fees and services associated with Sarbanes-Oxley compliance, $0.8 million of international bad debt expense, $0.7 million of legal costs related to intellectual property matters and $0.6 million due to the acquisition of TherMatrx.
Amortization of intangibles. The increase in intangible amortization in 2005 compared to 2004 is primarily due to the amortization of definite-lived assets from the TherMatrx and Ovion acquisitions. The increase in amortization expense in 2004 compared to 2003 reflects the amortization of definite-lived assets over approximately 5 months from the TherMatrx acquisition. For a more complete description of this change and its impact on financial results see Notes to Consolidated Financial Statements – No. 2.
Other income (expense)
Royalty income. Our royalty income in 2005 is from the license of our stent-delivery technology for medical use outside of urology. This perpetual exclusive worldwide license was entered into during 1998 and is expected to continue to 2009. We receive a royalty equal to 2.625 percent of net sales of licensed products on a quarterly basis. We do not directly influence sales of the products on which this royalty is based and cannot give any assurance as to future income levels.
Interest income. The increase in interest income in 2005 reflects an increase in rates partially offset by lower cash balances in the interest bearing accounts. Cash balances declined due to the TherMatrx contingent earnings payments and the consideration paid for Ovion in July 2005 (see Notes to Consolidated Financial Statements – No. 2). Interest income was higher in 2004 than in 2003 due to an increase in rates partially offset by lower cash balances as a result of the prepayment of the credit facility in July 2004 (see Notes to Consolidated Financial Statements – No. 7) and the initial consideration paid for TherMatrx in July 2004 (see Notes to Consolidated Financial Statements – No. 2).
Interest expense. Interest expense decreased in 2005 due to lower borrowing levels, partially offset by the amortization of fees related to our $150.0 million senior unsecured five-year revolving facility line of credit secured in January 2005. The 2004 interest expense included $0.3 million related to the early termination of our prior credit facility, offset by the impact of lower borrowing than in 2003.
Investment impairment. In 2004, we recognized a $4.5 million loss associated with the write-off of our common and preferred stock investment in InjecTx, a company focused on the development of ethanol ablation systems for prostate treatments. See Notes to Consolidated Financial Statements – No. 5.
Other income (expense). Other expense in 2005 is due primarily to losses resulting from the fluctuation in foreign currencies, mainly the euro, against the U.S. dollar and relate to translating foreign denominated inter-company receivables to current rates. Other income in 2004 is due mainly to net gains resulting from the fluctuation in foreign currencies, similar to those described for 2005.
Provision for income taxes
In 2005, the effective tax rate of 40.7 percent was higher than the statutory tax rate applied to taxable income primarily due to the effects of the $9.2 million IPR&D charge for which no related tax benefit can be recorded under purchase accounting rules.
In 2004, the effective tax rate of 118.5 percent was higher than the statutory tax rate applied to taxable income primarily due to the $35.0 million IPR&D charge and the $4.5 million investment impairment charge, neither of which are deductible for tax purposes.
Liquidity and Capital Resources
Cash, cash equivalents, and short-term investments were $46.4 million as of December 31, 2005, compared to $51.2 million as of January 1, 2005. The decrease is primarily due to (i) the $71.1 million of contingent payments on aggregate sales paid to TherMatrx shareholders in 2005 and (ii) the net cash consideration of $10.4 million paid for the Ovion Inc. acquisition in July 2005. These decreases were partially offset by cash flow from operations.
Cash flows from operating activities
Net cash provided from operating activities increased by $22.4 million in 2005 primarily as a result of an increase in net income exclusive of non-cash IPR&D charges of approximately $16.6 million and from improvements in various working capital items of $8.3 million including accounts receivable and accounts payable. Net cash provided from operating activities in 2004 increased from 2003 levels by approximately $15.1 million due primarily to an increase in net income exclusive of non-cash IPR&D charges and investment write-offs of approximately $7.3 million and $5.7 million from improvements in various working capital items including accounts receivable, inventories and accounts payable.
Cash flows from investing activities
Cash used in investing activities was $88.3 million and $61.1 million in 2005 and 2004, respectively. During 2005 and 2004, we purchased property, plant and equipment totaling $5.1 million and $3.7 million, respectively. We had net cash payments of $81.5 million in 2005 related to the acquisitions of TherMatrx and Ovion, and a 2004 cash payment of $39.4 million related to the acquisition of TherMatrx.
Cash flows from financing activities
Cash flow from financing activities was $11.5 million in 2005 compared to cash used in financing activities of $10.3 million in 2004. Cash received under our stock option and employee stock purchase plans was $11.5 million and $6.1 million during 2005 and 2004 respectively. Payments made under the prior senior credit facility were $16.4 million and $7.6 million in 2004 and 2003, respectively.
On July 8, 2004, we repaid the remaining balance of $12.9 million under our prior senior credit facility and terminated the facility. This facility, which was set to expire in September 2005, was replaced with a new facility on January 20, 2005. The new agreement provides for a $150.0 million senior unsecured five-year revolving facility (U.S. dollars only), with a $20.0 million sub-limit for the issuance of standby and commercial letters of credit, and a $10.0 million sub-limit for swing line loans. At our option, any loan under the credit agreement (other than swing line loans) bears interest at a variable rate based on LIBOR or an alternative variable rate based on either prime rate or the federal funds effective rate, in each case plus a basis point spread determined by reference to our leverage ratio. We have the option of increasing the aggregate maximum principal amount under the facility by $60.0 million. Funds are available under the credit facility for working capital and other lawful purposes, including permitted acquisitions. There were no borrowings under the facility at December 31, 2005.
The new credit agreement contains standard affirmative and negative covenants, including the two financial covenants set forth below:

Credit facility
Covenant	requirements	Actual
Leverage ratio	< 2.75 to 1.00	.29 to 1.00
Interest coverage ratio	> 3.00 to 1.00	348.7 to 1.00
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

		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years

Credit facility (commitment fees)	$660	$165	$330	$165	—
Operating lease commitments	2,302	1,099	1,011	78	114
Purchased inventory commitments	468	468	—	—	—

Total	$3,430	$1,732	$1,341	$243	$114

We have a commitment to purchase component parts used in the manufacture of TherMatrx products. The purchase order requires us to buy components and finished assembly product of $0.5 million during the first half of 2006. We will use cash generated from operations to satisfy this commitment.
On July 15, 2004, we acquired TherMatrx, Inc. At closing, the shareholders of TherMatrx were initially paid cash consideration of $40.5 million. In addition to the initial closing payment, we made contingent payments based on the net product revenues attributable to sales of the acquired product. Through the end of the fourth quarter of 2005, we accrued contingent payments to former TherMatrx shareholders in the amount of $96.0 million, of which $70.0 million was paid and approximately $26.0 million is payable in 2006.
On July 7, 2005, we acquired Ovion Inc. and the former shareholders of Ovion received initial cash consideration of $9.8 million, after certain adjustments made at closing regarding the payment of outstanding liabilities of Ovion at the time of closing. We deposited $1.0 million of this initial consideration in escrow to be held for 12 months after closing of the merger to cover certain contingencies, and the balance was distributed to former Ovion shareholders. We used cash on hand to make the initial payment of $9.8 million, net of acquired cash on hand at closing of $0.3 million. We also incurred acquisition related costs of approximately $0.9 million. In addition to the initial closing payment, we will make additional contingent payments up to $20.0 million, if certain clinical trial and regulatory milestones are completed, and an earn-out payment equal to net sales for a 12 month period after commercialization. In addition, the Ovion founders will receive a two percent royalty related to their initial technology contribution to Ovion. This transaction is more fully described in our Form 8-K filed with the SEC on July 7, 2005 and in Notes to Consolidated Financial Statements – No. 2.
We believe that funds generated from operations, together with our balances in cash and cash equivalents along with funds available under our senior credit facility, will be sufficient to finance current operations, planned capital expenditures, and commitments to former TherMatrx and Ovion shareholders through the terms of these agreements.
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
Revenue Recognition Policy
We sell our products primarily through a direct sales force. Approximately 40 percent of our revenue is generated from consigned inventory or from inventory with field representatives. For these products, revenue is recognized at the time the product has been used or implanted. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to customers, providing there are no remaining performance obligations required from us or any matters requiring customer acceptance. In cases where we utilize distributors or ship product directly to the end user, we recognize revenue upon shipment provided all revenue recognition criteria have been met. We record estimated sales returns, discounts and rebates as a reduction of net sales in the sale period revenue is recognized.
All of our customers have rights of return for the occasional ordering or shipping error. We maintain an allowance for these returns and reduce reported revenue for expected returns from shipments during each reporting period. This allowance is based on historical and current trends in product returns. At December 31, 2005 this allowance was $1.2 million, and it was $2.3 million at January 1, 2005.
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
The allowance for doubtful accounts at December 31, 2005 and at January 1, 2005, was $2.0 million. The allowance remained at this level on increased sales due to improved collection activities in both U.S. and international operations. In particular, allowances required on open accounts in Spain and Portugal have decreased through more aggressive monitoring of hospital payment patterns and resulting collection activities. The allowance was 3.9 percent and 4.1 percent of gross accounts receivable at the end of 2005 and 2004, respectively.
Inventory Valuation
Inventories are stated at the lower of cost or market determined on the first-in-first-out method. Each quarter, we evaluate our inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical loss trends, expected product lives, product at risk of expiration, sales levels by product, and projections of future sales demand. We reserve inventories we consider obsolete. In addition, we record an allowance for inventory quantities in excess of forecasted demand. Inventory allowances were $1.3 million and $1.7 million at the end of 2005 and 2004, respectively. The reduction reflects enhanced inventory management practices. If future demand or market conditions are less favorable than current estimates, additional inventory adjustments would be required and would adversely affect income in the period the adjustment is made.
Warranty Accrual / Allowance
We warrant all of our products to be free from manufacturing defects. In addition, if a product fails, we may provide replacements at no cost or at a substantial discount from list price. We maintain a warranty allowance to cover the cost of replacements for our erectile restoration, incontinence, BPH, and menorrhagia products. When we sell products, we record an expense for the expected costs of future warranty-related claims, and increase the warranty allowance by an equivalent amount. We reduce the warranty allowance by the cost of the replacement device when an actual claim is awarded. Thus, the balance of the warranty allowance is an estimate of the future cost of honoring our warranty obligation. Factors influencing this estimate include historical claim rates, changes in product performance, frequency of use by the patient, the patient’s performance expectations, and changes in the terms of our product replacement policy. Product reliability is a function of raw material properties, manufacturing processes, and surgical technique.
During 2003, we noted a significant decrease in warranty claims, following the trend from the prior year. With further investigation, we concluded this continuing decrease was the result of improvements in the quality and durability of our products and changes in our claims processing. Because we expected these trends to affect warranty claims for the foreseeable future, we determined that the warranty allowance should be reduced by approximately $3.1 million. The adjustment was recorded as a reduction to cost of goods sold and as an increase to reported operating income and net income.
At December 31, 2005, our accrued warranty allowance was $1.6 million compared to $1.5 million at January 1, 2005. If we experience further changes in any of the factors that influence this estimate, we will make additional adjustments to this accrued warranty allowance.
Product Liability Accrual
Each quarter, we estimate the uninsured portion of legal representation and settlement costs of product liability claims and lawsuits. This evaluation consists of reviewing historical claims costs as well as assessing future trends in medical device liability cases. Social and political factors, as well as surgeon and medical facility responsibility, make litigation costs hard to predict. Accruals for future litigation costs were $0.8 million at December 31, 2005, versus $0.7 million at January 1, 2005. The accrual amount reflects the estimate related to identified claims and lawsuits. If, in the future, we determine that this accrual is inadequate, the adjustment would reduce reported income in the period we recorded the adjustment.

Operating Leases
We lease certain operating equipment, primarily automobiles, with terms of generally three years. At the inception of the lease, terms are evaluated to determine whether benefits and risks of ownership have been transferred from the lessor, through bargain purchase options, lease terms greater than 75% or more of the estimated economic life of the equipment, transfer of ownership at the end of the lease term or a present value of the minimum lease payments at the beginning of the lease term of 90% or more of the fair value of the equipment. As none of these factors exist in our lease arrangements, our leases are recorded as operating leases, with monthly rental payments charged to expense as the payments become due.
Valuation of IPR&D, Goodwill and Other Intangible Assets
When we acquire another company, the purchase price is allocated, as applicable, between in process research and development (IPR&D), other identifiable intangible assets, tangible assets, and goodwill as required by U.S. GAAP. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.
Goodwill is the excess of the purchase price over the fair value of net assets, including IPR&D, of acquired businesses. We assess goodwill impairment indicators quarterly, or more frequently if a change in circumstances or the occurrence of events suggest the remaining value may not be recoverable. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $169.7 million as of December 31, 2005 and $102.4 million as of January 1, 2005.
Other intangible assets consist primarily of purchased technology, patents, and trademarks and are amortized using the straight-line method over their estimated useful lives. We review these intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Other intangible assets, net of accumulated amortization, were $40.6 million as of December 31, 2005 and $44.8 million as of January 1, 2005.
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
Valuation allowances for 2005 and 2004 of $1.3 million and $0.9 million, respectively, are maintained to offset tax loss carry forwards created in a foreign jurisdiction, $0.7 million of which, if subsequently recognized, would be allocated to goodwill. In addition, in 2004 a $1.7 million valuation allowance was established for the capital loss carry forward related to the investment impairment (see Notes to Consolidated Financial Statements – No. 13). No other allowances against net deferred tax assets are maintained at December 31, 2005. If a determination is made that we would not realize all or part of the deferred tax assets, an adjustment to the deferred tax asset valuation allowance and a charge to income in the period of the determination would be made.

Recent Accounting Pronouncements
See Notes to Consolidated Financial Statements – No.1, Recent Accounting Pronouncements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rates
We do not believe that the interest rate risk on earnings is material given our level of investments and their short-term nature. Also, we do not believe that the interest rate risk on borrowings is material given we currently have no debt outstanding. Interest rate risk will increase at such time as we borrow funds.
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
During fiscal 2005 and 2004, revenues from sales to customers outside the United States were 21.8 percent and 20.9 percent of total consolidated revenues, respectively, and international accounts receivable, inventory, cash, and accounts payable were 33.7 percent, 8.5 percent, 24.4 percent, and 15.6 percent of total consolidated accounts for each of these items as of December 31, 2005. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar in fiscal 2005 relative to each of the currencies in which our revenues and expenses are denominated would have been a decrease in net income of approximately $2.1 million during 2005.
At December 31, 2005, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $19.7 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $2.0 million.
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
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective in ensuring that material information relating to us and our consolidated subsidiaries, which we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, was made known to them by others within those entities and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.
Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Ernst & Young’s attestation report on AMS management’s assessment of internal control over financial reporting appears on page F-1 of this Form 10-K.
Item 9B. Other Information
None

PART III
Item 10. Directors and Executive Officers of the Registrant
Directors of the Registrant
The information in the “Election of Directors — Information About the Nominees and other Directors” section of our 2006 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Executive Officers of the Registrant
Information about our executive officers is included in this Annual Report on Form 10-K under Item 4A, “Executive Officers of the Registrant.”
Compliance with Section 16(a) of the Exchange Act
The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2006 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Audit Committee Financial Expert
The information in the “Election of Directors — Board and Board Committees” section of our 2006 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Identification of the Audit Committee
The information in the “Election of Directors — Board and Board Committees” section of our 2006 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Code of Ethics
Our Code of Ethics for Senior Financial Management applies to our chief executive officer, chief financial officer, controller, and other employees performing similar functions who have been identified by the chief executive officer, and meet the requirements of the Securities and Exchange Commission. We have posted our Code of Ethics for Senior Financial Management on our website, at www.AmericanMedicalSystems.com. We intend to disclose any amendments to and any waivers from a provision of our Code of Ethics for Senior Financial Management on our website within five business days following such amendment or waiver. The information contained in or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any report that we file with or furnish to the Securities and Exchange Commission.
Item 11. Executive Compensation
The information in the “Election of Directors—Director Compensation,” and “Executive Compensation and Other Benefits,” sections of our 2006 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference. However, pursuant to Securities and Exchange Commission Regulation S-K, Item 402 (a)(9), the material under the heading entitled “Compensation Committee Report on Executive Compensation” located in the Proxy Statement is not incorporated herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the “Executive Compensation and Other Benefits—Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders and Management Beneficial Ownership” sections of our 2006 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Item 13. Certain Relationships and Related Transactions
The information in the “Certain Transactions” section of our 2006 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Item 14. Principal Accountant Fees and Services
The information in the “Audit and Non-Audit Fees” section of our 2006 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedule
(a) Financial Statements
Our following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm thereon are included herein (page numbers refer to pages in this Annual Report on Form 10-K).
(b) Financial Statement Schedule
Our schedule of valuation and qualifying accounts (in thousands) should be read in conjunction with the consolidated financial statements (page numbers refer to pages in the Annual Report on Form 10-K). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Schedule II – Valuation and Qualifying Accounts	F-26
(c) Exhibits
The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index on pages E-1 to E-3 to this report. A copy of any of the exhibits listed in the Exhibit Index will be sent at a reasonable cost to any stockholder as of March 8, 2006, upon receipt from any such person of a written request for any such exhibit. Requests should be sent to the attention of Corporate Secretary, American Medical Systems, Inc., 10700 Bren Road West, Minnetonka, Minnesota 55343.
The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit (or incorporated by reference) to this Annual Report on Form 10-K:
1.	Amended and Restated Employment Agreement, dated January 5, 2005, between Douglas W. Kohrs and American Medical Systems, Inc.

2.	Employment Agreement, dated April 26, 2004, between Martin J. Emerson and American Medical Systems, Inc.

3.	First Amendment to Employment Agreement, dated January 5, 2005, between Martin J. Emerson and American Medical Systems, Inc.

4.	Stock Option Agreement, dated April 23, 1999, between Douglas Kohrs and American Medical Systems, Inc.

5.	Employment Agreement, dated January 1, 2003, between Ross Longhini and American Medical Systems, Inc.

6.	Employment Agreement, dated March 9, 2004, between Carmen L. Diersen and American Medical Systems, Inc.

7.	2000 Equity Incentive Plan, as amended.

8.	Form of Incentive Stock Option Agreement under the 2000 Equity Incentive Plan, as amended.

9.	Form of Non-Qualified Stock Option Agreement under the 2000 Equity Incentive Plan, as amended.

10.	Employee Stock Purchase Plan, as amended.

11.	2006 Executive Variable Incentive Plan.

12.	2005 Stock Incentive Plan, as amended.

13.	Form of Stock Option Certificate for Executive Officers under the 2005 Stock Incentive Plan, as amended.

14.	Form of Stock Option Certificate for Directors under the 2005 Stock Incentive Plan, as amended.

15.	Form of Indemnification Agreement with Executive Officers and Directors.

16.	Summary of Director Compensation.

17.	Summary of Named Executive Officer Compensation.

FINANCIAL STATEMENTS AND NOTES THERETO
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
American Medical Systems Holdings, Inc.
We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting included in Item 9A, that American Medical Systems Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Medical Systems Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, management’s assessment that American Medical Systems Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Medical Systems Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the PCAOB (United States), the consolidated balance sheets of American Medical Systems Holdings, Inc. as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of American Medical Systems Holdings, Inc. and our report dated February 28, 2006, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
American Medical Systems Holdings, Inc.
We have audited the accompanying consolidated balance sheets of American Medical Systems Holdings, Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Medical Systems Holdings, Inc. and subsidiaries at December 31, 2005 and January 1, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.
We also have audited, in accordance with the standards of the PCAOB (United States), the effectiveness of American Medical Systems Holdings, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 28, 2006

American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2005	January 1, 2005
Assets
Current assets
Cash and cash equivalents	$30,885	$35,689
Short term investments	15,505	15,479
Accounts receivable, net	51,058	46,984
Inventories, net	18,191	21,719
Deferred income taxes	3,197	4,855
Other current assets	4,072	3,101

Total current assets	122,908	127,827

Property, plant and equipment, net	21,371	22,065
Goodwill	169,700	102,365
Intangibles, net	40,578	44,792
Deferred income taxes	4,110	2,911
Investment in technology and other assets	659	590

Total assets	$359,326	$300,550

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,688	$4,237
Accrued compensation expenses	11,480	10,783
Accrued warranty expense	1,618	1,451
Income taxes payable	2,387	2,982
Other accrued expenses	8,214	8,835
Contingent liability on acquisition and accrued earn-out payments	25,988	19,964

Total current liabilities	53,375	48,252

Accumulated post retirement benefit obligation	3,072	3,126

Stockholders’ equity
Common stock, par value $.01 per share; authorized 220,000,000 shares; issued and outstanding:
69,525,169 shares at December 31, 2005 and 67,478,544 shares at January 1, 2005	695	675
Additional paid-in capital	227,284	210,163
Accumulated other comprehensive income	2,414	5,123
Retained earnings	72,486	33,211

Total stockholders’ equity	302,879	249,172

Total liabilities and stockholders’ equity	$359,326	$300,550

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	2005	2004	2003

Net sales	$262,591	$208,772	$168,283
Cost of sales	46,111	38,331	27,353

Gross profit	216,480	170,441	140,930

Operating expenses
Marketing and selling	92,001	72,910	63,107
Research and development	20,966	15,786	14,924
In-process research and development	9,220	35,000	—
General and administrative	21,713	21,617	17,099
Amortization of intangibles	7,884	5,708	4,160

Total operating expenses	151,784	151,021	99,290

Operating income	64,696	19,420	41,640

Other income (expense)
Royalty income	1,929	2,079	2,797
Interest income	1,246	517	476
Interest expense	(217)	(783)	(1,828)
Investment impairment	—	(4,500)	—
Other income	(1,429)	170	1,004

Total other income (expense)	1,529	(2,517)	2,449

Income before income taxes	66,225	16,903	44,089

Provision for income taxes	26,950	20,023	15,039

Net income (loss)	$39,275	$(3,120)	$29,050

Net income (loss) per share
Basic	$0.57	$(0.05)	$0.44
Diluted	$0.55	$(0.05)	$0.42

Weighted average common shares used in calculation
Basic	68,926	67,006	65,708
Diluted	71,682	67,006	68,626
The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Deferred	Comprehensive
	Shares	Par Value	Capital	Earnings	Compensation	(Loss) Income	Total
Balances at December 28, 2002	64,999	$650	$197,666	$7,281	$(198)	$(1,137)	$204,262
Comprehensive income
Net income	—	—	—	29,050	—	—	29,050
Net loss on derivative financial instruments, net of tax	—	—	—	—	—	(5)	(5)
Amounts reclassified to interest expense during the period from derivative and hedging activities, net of tax	—	—	—	—	—	460	460
Foreign currency translation adjustment, net of tax	—	—	—	—	—	2,049	2,049

Total comprehensive income							31,554

Issuance of common stock
Stock options exercised	1,154	12	1,901	—	—	—	1,913
Employee stock purchase plan	116	1	775	—	—	—	776
Direct grants	2	—	11	—	—	—	11
Compensation cost of stock options issued to non-employees	—	—	24	—	—	—	24
Income tax benefit from stock option plans	—	—	1,670	—	—	—	1,670
Amortization of deferred compensation	—	—	—	—	136	—	136
Deferred compensation forfeitures	—	—	(38)	—	38	—	—

Balances at January 3, 2004	66,271	$663	$202,009	$36,331	$(24)	$1,367	$240,346

Comprehensive income
Net loss	—	—	—	(3,120)	—	—	(3,120)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	3,772	3,772
Unrealized (loss) on available-for-sale securities, net of tax						(16)	(16)

Total comprehensive income							636
Issuance of common stock:
Stock options exercised	1,124	11	5,095	—	—	—	5,106
Employee stock purchase plan	84	1	959	—	—	—	960
Compensation cost of stock options issued to non-employees	—	—	54	—	—	—	54
Income tax benefit from stock option plans	—	—	2,047	—	—	—	2,047
Amortization of deferred compensation	—	—	—	—	23	—	23
Deferred compensation forfeitures	—	—	(1)	—	1	—	—

Balances at January 1, 2005	67,479	$675	$210,163	$33,211	$—	$5,123	$249,172

American Medical Systems Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (continued)
(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Deferred	Comprehensive
	Shares	Par Value	Capital	Earnings	Compensation	Income	Total
Balances at January 1, 2005	67,479	$675	$210,163	$33,211	$—	$5,123	$249,172
Comprehensive income
Net income	—	—	—	39,275	—	—	39,275
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(2,709)	(2,709)

Total comprehensive income							36,566
Issuance of common stock:
Stock options exercised	1,958	19	10,165	—	—	—	10,184
Employee stock purchase plan	88	1	1,354	—	—	—	1,355
Compensation cost of stock options issued to non-employees	—	—	189	—	—	—	189
Income tax benefit from stock option plans	—	—	5,413	—	—	—	5,413

Balances at December 31, 2005	69,525	$695	$227,284	$72,486	$—	$2,414	$302,879

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Cash Flow
(In thousands)

	2005	2004	2003

Cash flows from operating activities
Net income (loss)	$39,275	$(3,120)	$29,050

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,135	7,052	6,487
Loss on asset disposals	601	243	224
Amortization of intangibles	7,884	5,708	4,160
Amortization of deferred financing costs	—	450	270
Non-cash in-process research and development charge	9,220	35,000	—
Non-cash investment impairment	—	4,500	—
Non-cash deferred compensation	189	77	171
Income tax benefit related to stock option plans	5,413	2,047	1,670
Change in net deferred taxes	882	2,529	3,117

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,745)	(7,009)	(3,906)
Inventories	3,130	(369)	(3,108)
Accounts payable and accrued expenses	7,045	1,835	(3,526)
Other assets	(1,449)	250	(473)

Net cash provided by operating activities	71,580	49,193	34,136

Cash flows from investing activities
Purchase of property, plant and equipment	(5,110)	(3,686)	(6,450)
Purchase of business, net of cash acquired	(81,516)	(39,418)	(44,135)
Purchase of investments in technology	(1,620)	(2,500)	—
Purchase of short-term investments	(33,774)	(19,633)	—
Sale of short-term investments	33,743	4,154	—

Net cash (used in) investing activities	(88,277)	(61,083)	(50,585)

Cash flows from financing activities
Issuance of common stock	11,539	6,066	2,689
Payments on long-term debt	—	(16,364)	(7,636)

Net cash provided by (used in) financing activities	11,539	(10,298)	(4,947)

Effect of exchange rates on cash	354	(1,076)	920

Net (decrease) in cash and cash equivalents	(4,804)	(23,264)	(20,476)

Cash and cash equivalents at beginning of period	$35,689	$58,953	$79,429

Cash and cash equivalents at end of period	$30,885	$35,689	$58,953

Supplemental disclosure
Cash paid for interest	$147	$358	$1,643
Cash paid for taxes	$15,036	$14,807	$9,255
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business Description and Significant Accounting Policies
Business Description
American Medical Systems Holdings, Inc. manufactures and markets a broad line of proprietary surgical products to urologists, gynecologists and urogynecologists for erectile restoration, benign prostatic hyperplasia (BPH), male urethral stricture, urinary and fecal incontinence, menorrhagia, and pelvic organ prolapse.
Principles of Consolidation
The consolidated financial statements include the accounts of American Medical Systems Holdings, Inc. and its subsidiaries after elimination of inter-company transactions and accounts.
Accounting Periods
We have a 52-or 53-week fiscal year ending on the Saturday nearest December 31. Accordingly, fiscal years 2005, 2004, and 2003 ended on December 31, 2005, January 1, 2005 and January 3, 2004, respectively, and are identified herein as 2005, 2004, and 2003. Fiscal years 2005 and 2004 consisted of 52 weeks, and 2003 consisted of 53 weeks.
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
Cash and Cash Equivalents
For financial reporting purposes, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Our cash and cash equivalent balances are primarily with two investment managers, and the majority is invested in daily money market funds, and high-grade commercial paper, and is carried at cost which approximates market.
Short-Term Investments
We classify investments as available-for-sale securities and record them at fair value. Gains or losses on the sale of investments are taken into income under the specific identification method.
The following table identifies short-term investments by contractual maturity dates as of December 31, 2005:

(in thousands)	Fair Value	Maturity

Mutual fund shares, short term bonds	$430	Less than 1 year
Municipal variable rate	1,340	5 to 10 years
Municipal variable rate	13,735	Greater than 10 years

Short-term investments	$15,505

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

Allowance for Doubtful Accounts
We estimate the allowance for doubtful accounts by analyzing those accounts receivable that have reached their due date and by applying rates based upon historical write-off trends and specific account reserves. Accounts are written off sooner in the event of bankruptcy or other circumstances that make further collection unlikely. When it is deemed probable that a customer account is uncollectible, that balance is written off against the existing allowance. Bad debt expense was $1.1 million, $1.5 million, and $0.8 million in 2005, 2004, and 2003, respectively. The allowance for doubtful accounts was $2.0 million at each of December 31, 2005 and January 1, 2005.
Inventories
Inventories are stated at the lower of cost or market value, determined on the first-in-first-out method. On a quarterly basis, we evaluate inventories for obsolescence and excess quantities. The evaluation includes analyses of inventory levels, historical loss trends, expected product lives, product at risk of expiration, sales levels by product, and projections of future sales demand. We reserve for inventory we consider obsolete. In addition, we record an allowance for inventory quantities in excess of forecasted demand.
Property, Plant and Equipment
Property, plant and equipment, and major system software are carried at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the following estimated useful asset lives:

Asset class	Useful lives
Building	15-20 years
Machinery and equipment	5-12 years
Furniture, fixtures, and other	3-12 years
Software	3-5 years
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
Goodwill is the excess of the purchase price over the fair value of the other net assets, including IPR&D, of acquired businesses. Under SFAS 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are not amortized, but are assigned to reporting units and tested for impairment annually during the fourth quarter, or whenever there is an impairment indicator. We operate as one reporting unit engaged in developing, manufacturing, and marketing medical devices. We assess goodwill impairment indicators quarterly, or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite-life are amortized over their estimated useful lives.
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
Revenue Recognition
We sell our products primarily through a direct sales force. Approximately 40 percent of our revenue is generated from consigned inventory or from inventory with field representatives. For these products, revenue is recognized at the time the product has been used or implanted. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to our customers providing there are no remaining performance obligations required from us or any matters requiring customer acceptance. In cases where we utilize distributors or ship product directly to the end user, we recognize revenue upon shipment provided all revenue recognition criteria have been met. We record estimated sales returns, discounts and rebates as a reduction of net sales in the period revenue is recognized.
All of our customers have rights of return for the occasional ordering or shipping error. We maintain an allowance for these returns and reduce reported revenue for expected returns from shipments during each reporting period. This allowance is based on historical and current trends in product returns. This allowance was $1.2 million and $2.3 million at December 31, 2005 and January 1, 2005, respectively.
Royalty Income
Royalties from licensees are based on third-party sales of licensed products and are recorded as other income in accordance with contract terms when third-party results are reliable, measurable, and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends.
Research and Development
Research and development costs are expensed as incurred. Included in research and development expenses for 2005 was $0.3 million in funds advanced to Solarant Medical, Inc. The purpose of this advance was to support their work in developing an in-office incontinence procedure. Solarant Medical, Inc. is a related party, in that two of our directors are also directors of Solarant. Additional funding for this clinical work in the amount of $0.5 million was advanced to Solarant during the first quarter of 2006, per the terms of our agreement with Solarant dated December 7, 2005.
Advertising and Promotional Costs
Advertising and promotional costs are charged to operations in the year incurred. Advertising and promotion costs charged to operations during 2005, 2004, and 2003 were $2.9 million, $2.6 million, and $2.7 million, respectively.
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
Software Development Costs
We capitalize certain costs incurred in connection with developing or obtaining software for internal use in accordance with AICPA Statement of Position 98-1, Accounting for Computer Software Developed For or Obtained for Internal Use. The net book value of capitalized software costs was $1.2 million as of December 31, 2005 and $0.6 million as of January 1, 2005. Depreciation expense on capitalized software cost was $0.4 million and $1.8 million for 2005 and 2004, respectively.
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
Foreign Currency Translation
The financial statements for operations outside the United States are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to United States dollars at year-end exchange rates, while elements of the statement of operations are translated at average exchange rates in effect during the year. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity with the exception of inter-company balances not considered permanently invested. Gains and losses on foreign currency transactions are included in other income (loss).
Derivatives and Hedging Activities
SFAS 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivatives be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income (loss) depending on the type of hedging instrument and the effectiveness of those hedges. We have had no derivative instruments or hedging activities in 2005 and 2004.
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

Stock Based Compensation
At December 31, 2005 we have one active stock-based employee compensation plan under which new awards may be granted, which is described more fully in Notes to Consolidated Financial Statements – No. 8. We account for this plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The exercise price of our employee stock options generally equals the market price of the underlying stock on the date the option is granted, and thus, under APB 25, no compensation expense is recognized.
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
Pro forma information regarding net income and net income per share required by SFAS 123, and as amended by SFAS 148, has been determined as if we had accounted for our employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003

Risk free interest rate	3.98%	3.71%	3.81%
Expected dividend rate	0.00%	0.00%	0.00%
Stock price volatility	38.23%	41.45%	43.20%
Expected life of option	5 years	7 years	7 years
The weighted average fair value of options granted during 2005, 2004 and 2003 was $7.48, $7.29 and $4.21 per share.
The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data):

(in thousands, except per share data)	2005	2004	2003

Net income (loss), as reported	$39,275	$(3,120)	$29,050
Stock-based employee compensation expense included in reported income, net of tax	—	15	84

Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(7,159)	(4,984)	(3,093)

Pro forma net income (loss)	$32,116	$(8,089)	$26,041

Net income (loss) per share
As reported
Basic	$0.57	$(0.05)	$0.44
Diluted	$0.55	$(0.05)	$0.42

Pro forma
Basic	$0.47	$(0.12)	$0.40
Diluted	$0.45	$(0.12)	$0.38
Net Income per Share
We present both basic and diluted net income (loss) per share amounts. Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury stock method for stock options. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on net income (loss) per share and, accordingly, are excluded from the calculation. When there is a net (loss), other potentially dilutive securities are not included in the calculation of net (loss) per share since their inclusion would be anti-dilutive.
The following table presents information necessary to calculate basic and diluted net income (loss) per common share and common share equivalents for the years ended 2005, 2004, and 2003:

(in thousands, except per share data)	2005	2004	2003

Net income (loss)	$39,275	$(3,120)	$29,050

Weighted-average shares outstanding for basic net income per share	68,926	67,006	65,708
Dilutive effect of stock options	2,756	—	2,918

Adjusted weighted-average shares outstanding and assumed conversions for diluted net income (loss) per share	71,682	67,006	68,626

Net income (loss) per share
Basic	$0.57	$(0.05)	$0.44
Diluted	$0.55	$(0.05)	$0.42
Employee stock options of 1,370,562; 8,214,968 and 1,114,804 for fiscal 2005, 2004 and 2003, respectively, were excluded from the diluted net income per share calculation because their effect would be anti-dilutive. Since 2004 is in a net (loss) position, 100 percent of outstanding employee stock options are excluded from the diluted net (loss) per share calculation. In 2005 and 2003, only those options with an exercise price above the market value are excluded from this calculation.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-based Payment. SFAS No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and restricted stock) granted to employees. This applies to all transactions involving the issuance of our own equity in exchange for goods or services, including employee services. Upon adoption of SFAS No. 123(R), all stock option awards to employees will be recognized as expense in the income statement, typically over the requisite service period. SFAS No. 123(R) carried forward the guidance from SFAS No. 123 for payment transactions with non-employees. The Securities and Exchange Commission delayed the effective date in April 2005, to require public companies to adopt the standard as of the first annual period beginning after June 15, 2005. We plan to adopt SFAS No. 123(R) in the first quarter of 2006 as required.
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

We plan to adopt SFAS No. 123R in the first quarter of fiscal year 2006, using the Modified Prospective Method and will continue to value options using the Black-Scholes-Merton valuation model, incorporating key assumptions on volatility and expected option lives based on our analysis of historical indicators.
As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with APB Opinion No. 25, we generally recognize no compensation expense for employee stock options. Accordingly, the adoption of the fair value method under SFAS No. 123(R) will have an impact on our consolidated earnings, although it will have no impact on our financial position or cash flows. While we cannot precisely determine the impact on net earnings as a result of the adoption of SFAS 123R, we believe the impact of adopting SFAS No. 123(R) will be similar to the pro forma disclosure in Notes to Consolidated Financial Statements – No. 1. However, the total expense recorded in future periods will depend on several variables, including the number of share-based awards granted, the number of grants that ultimately vest, and the fair value assigned to those awards.
In December 2004, the FASB issued Staff Position No. 109-1 (FSP 109-1), Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. We have adopted this provision in 2005.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which supersedes APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application of changes in accounting principles to prior period financial statements as of the earliest date practicable. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. We expect to adopt SFAS No. 154 in the first quarter of 2006.
Reclassification
Certain 2004 and 2003 amounts have been reclassified to conform to the 2005 presentation.
2. Acquisitions
Ovion Inc.
On July 7, 2005, we acquired Ovion Inc., a development stage company focused on the design of a minimally invasive permanent birth control device for women. The former Ovion shareholders received initial cash consideration of $9.8 million, after certain adjustments made at closing regarding the payment of outstanding liabilities of Ovion at the time of closing. We deposited $1.0 million of this initial consideration in escrow to be held for 12 months after closing of the merger to cover certain contingencies, and the balance was distributed to former Ovion shareholders. We also incurred $0.9 million of acquisition related costs. We used existing cash to make these initial payments, net of acquired cash on hand at closing of $0.3 million.
In addition to the initial closing payment, we will make additional contingent payments up to $20.0 million if certain clinical and regulatory milestones are completed and earn-out payments equal to one times net sales of Ovion’s products for the 12-month period beginning on the later of (i) our first fiscal quarter commencing six months after approval from the U.S. Food and Drug Administration to market the Ovion™ product for female sterilization or (ii) January 1, 2008. The contingent payments and earn-out payments are subject to certain rights of offset. The founders of Ovion will also receive a royalty equal to two percent of net sales of products that are covered by the Ovion patents related to their initial technology contribution to Ovion.
The primary purpose of the Ovion acquisition was to gain access to their technology for delivering permanent birth control implants in an office-based procedure.

The initial purchase price is currently allocated as follows:

(in thousands)	Amount

In-process research and development	$9,220
Intangible royalty agreement	2,050
Liabilities assumed	(732)
Deferred tax liability on assets acquired	(131)

Initial purchase price, net of cash acquired	$10,407

The purchase price allocation was made on a relative fair value basis with no amounts allocated to goodwill in accordance with Financial Accounting Standard 142, Goodwill and Other Intangible Assets and was based on our forecasted cash inflows and outflows, using an excess earnings method to calculate the fair value of assets purchased. We are responsible for these estimated values, and considered other factors including an independent valuation of our assumptions. The accounting for future contingent payments will also be allocated to in-process research and development and the intangible royalty agreement on a relative fair value basis. Amounts allocated to the intangible royalty agreement will not exceed that amount which would generate an impairment charge. The royalty agreement is being amortized over the remaining life of the agreement, which is 8.25 years, with this expense reflected as part of the amortization of intangibles line on the Consolidated Statement of Operations. In accordance with purchase accounting rules, the acquired in-process research and development of $9.2 million was expensed in the current quarter with no related income tax benefit. Liabilities assumed, net of tangible assets acquired, were stated at fair value at the date of acquisition based on management’s assessment. This purchase price allocation is subject to final adjustments relating to certain valuation matters.
As Ovion Inc. was a development-stage company with no revenues reported as of the acquisition date, pro forma financial statements are not included.
TherMatrx, Inc.
On July 15, 2004, we acquired TherMatrx, Inc. and the former shareholders of TherMatrx were paid cash consideration of $40.0 million. We used cash on hand to make the initial payment in addition to $1.5 million of acquisition related costs paid through December 31, 2005.
In addition to the initial closing payment, we are required to make contingent payments based on the net product revenues attributable to sales of the TherMatrx dose optimized thermotherapy product. These contingent payments equal four times the aggregate sales of products over the period which began on July 5, 2004 and ended on December 31, 2005, minus $40.0 million. These contingent payments have been accounted for as goodwill. Since the time of acquisition, earn-out payments of $96.0 million have been accrued, of which $70.0 million was paid in 2005.
The primary purpose of the TherMatrx acquisition was to gain access to their product for the treatment of BPH. The primary advantage of the TherMatrx treatment over other BPH treatments is the comfort level for the patient and its appropriateness for the office setting.
The purchase price, including earn-out payments accrued, is currently allocated as follows:

(in thousands)	Amount

Developed technology and other intangible assets	$26,000
Customer relationships	5,000
In-process research and development	35,000
Tangible assets acquired, net of liabilities assumed	5,721
Deferred tax liability on assets acquired	(7,763)
Goodwill	69,142

Purchase price, including earned contingent payments, net of cash acquired, accrued through December 31, 2005	$133,100

The determination of the portion of the purchase price allocated to developed technology and other intangible assets, customer relationships and in-process research and development was based on our forecasted cash inflows and outflows and using an excess earnings method to calculate the fair value of assets purchased. We are responsible for these estimated values, and considered other factors including an independent valuation of our assumptions. The developed technology and other intangible assets and customer relationships are being amortized over the estimated product lifecycle of 10 years, with this expense reflected as part of the amortization of intangibles line on the Consolidated Statement of Operations. In accordance with purchase accounting rules, the acquired in-process research and development of $35.0 million was expensed in our third fiscal quarter of 2004 with no related income tax benefit. Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of acquisition based on management’s assessment. We recorded a contingent liability at the time of acquisition because the net assets acquired were in excess of the initial purchase price.
Our consolidated financial statements for the year ended December 31, 2005 include the financial results of the combined companies for the full year. Our consolidated financial statements for the year ended January 1, 2005 include the financial results of TherMatrx beginning July 15, 2004. Following are our as-reported results and pro forma results of the combined companies, as if the acquisition had occurred at the beginning of 2003 (in thousands, except per share data):

	2004		2003
(in thousands, except per share data)	Reported	Pro forma	Reported	Pro forma

Revenue	$208,772	$219,232	$168,283	$181,265
Net income (loss)	$(3,120)	$(9,708)	$29,050	$28,267
Net income (loss) per share:
Basic	$(0.05)	$(0.14)	$0.44	$0.43
Diluted	$(0.05)	$(0.14)	$0.42	$0.41
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

3. Balance Sheet Information
The following provides additional information (in thousands) concerning selected balance sheet accounts:

	2005	2004

Accounts Receivable
Trade accounts receivable	$51,407	$46,993
Other receivables	1,668	1,978
Allowance for doubtful accounts	(2,017)	(1,987)

Net accounts receivable	$51,058	$46,984

Inventories
Raw materials	$4,252	$5,191
Work in process	2,394	2,405
Finished goods	12,862	15,866
Obsolescence allowance	(1,317)	(1,743)

Net inventories	$18,191	$21,719

Property, plant, and equipment
Land and building	$19,088	$16,434
Machinery and equipment	19,944	21,386
Software	8,253	7,338
Furniture, fixtures, and other	3,126	3,631
Accumulated depreciation	(29,040)	(26,724)

Net property, plant, and equipment	$21,371	$22,065

4. Goodwill and Intangible Assets
The changes in carrying amount of goodwill for 2005 and 2004 (in thousands) are as follows:

	2005	2004

Goodwill, beginning of year, net	$102,365	$98,989
Additions	69,142	—
Effect of currency translation	(1,807)	3,376

Goodwill, end of year, net	$169,700	$102,365

Under the provisions of SFAS 142, trademarks have been classified as an indefinite-lived asset, and accordingly, are no longer being amortized. Definite-lived intangibles are being amortized over periods ranging from two to ten years.
The following table provides additional information concerning intangible assets:

	Weighted avg	December 31, 2005			January 1, 2005
	remaining life	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	(years)	amount	amortization	value	amount	amortization	value

Amortized
Patents	5.7	$10,127	$(7,708)	$2,419	$10,127	$(6,581)	$3,546
Licenses	2.9	6,911	(3,847)	3,064	5,291	(1,529)	3,762
Developed technology	8.2	48,853	(17,454)	31,399	48,853	(13,140)	35,713
Royalty agreements	7.1	2,050	(125)	1,925			—

Total amortized intangible assets	7.5	67,941	(29,134)	38,807	64,271	(21,250)	43,021

Unamortized
Trademarks	n/a	2,233	(462)	1,771	2,233	(462)	1,771

Total intangible assets		$70,174	$(29,596)	$40,578	$66,504	$(21,712)	$44,792

The following discloses actual and expected aggregate amortization expense for currently owned intangible assets (in thousands) for 2003 through 2009:

Year	Actual	Expected

2003	$4,160	—
2004	5,708	—
2005	7,884	—
2006	—	$6,748
2007	—	4,905
2008	—	4,981
2009	—	4,823
2010	—	4,141
Patent Cross License Agreement
On September 13, 2004, we entered into a settlement agreement with Mentor Corporation under which both parties agreed to dismiss the intellectual property lawsuits involving the two companies. We also signed a non-exclusive cross license agreement covering patents related to the field of female pelvic health. Under the cross license agreement, we made a one-time payment in the third quarter of 2004 to Mentor in the amount of $2.5 million for access to a method patent covering the transobturator surgical approach and derivatives thereof. This investment has been recorded as a license agreement in our intangible assets and is being amortized over our expected revenue producing life of 5 years.
5. Investment in Technology
In 1999, we signed an exclusive, long term agreement with InjecTx to distribute its transurethral injection system to treat BPH worldwide. We made an initial $2.0 million equity investment in October 1999, an additional equity investments of $1.5 million in March 2001, and $1.0 million in May 2002, and accounted for this on a cost basis.
Over the course of 2004, we worked with the FDA to clarify the requirements for a Phase III U.S. clinical trial of ProstaJect®. Additionally, the FDA established the requirement for a significant number of patients with safety data to support a New Drug Approval. As we were unsuccessful in reducing these patient numbers, we suspended our activities toward gaining FDA approval of this product. This, in combination with our acquisition of TherMatrx in the third quarter of 2004 and the determination of the net present value of estimated future cash flows, led us to conclude the likelihood of U.S. commercialization of ProstaJect has diminished dramatically, thus, the value of our equity ownership in InjecTx was impaired.
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
6. Warranties
Many of our products are sold with warranty coverage for periods ranging from one year up to the patient’s lifetime. The warranty allowance is our estimate of the expected future cost of honoring current warranty obligations. Factors influencing this estimate include historical claim rates, surgical infection rates, changes in product performance, the frequency of use by the patient, the patient’s performance expectations, and changes in the terms of our policies. Changes in the warranty balance for 2003 through 2005 are disclosed as follows.

The adjustment shown for 2003 represents a reduction in management’s estimate of the future cost of honoring our warranty obligations resulting from improvements in the quality and durability of our products and changes in our claims processing. The adjustment for 2004 represents the warranty provision that was added as part of the TherMatrx acquisition.

(in thousands)	2005	2004	2003

Balance, beginning of period	$1,451	$1,338	$4,526
Adjustment to allowance	—	75	(3,069)
Provisions for warranty	599	334	150
Claims processed	(432)	(296)	(269)

Balance, end of period	$1,618	$1,451	$1,338

7. Long-Term Debt and Senior Credit Facility
During 2004, we repaid the entire outstanding balance of $16.4 million and terminated the former senior credit facility.
Credit Agreement
On January 20, 2005, we entered into a credit agreement. The credit agreement provides for a $150.0 million senior unsecured five year revolving credit facility, with a $20.0 million sub-limit for the issuance of standby and commercial letters of credit, and a $10.0 million sub-limit for swing line loans. At our option, any loan under the credit agreement (other than swing line loans) bears interest at a variable rate based on LIBOR or an alternative variable rate based on either prime rate or the federal funds effective rate, in each case plus a basis point spread determined by reference to our leverage ratio. The credit agreement also contains a commitment fee which bears a rate determined by reference to our leverage ratio. At our election, the aggregate maximum principal amount available under the credit agreement may be increased by an amount up to $60.0 million. Funds are available for working capital and other lawful purposes, including permitted acquisitions. As of December 31, 2005, there were no borrowings outstanding under the credit agreement.
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
8. Stockholders’ Equity
Stock Incentive Plan
The 2000 Equity Incentive Plan, as amended, provides for grants of nonqualified and incentive stock options to eligible employees and certain other individuals. There were 14,710,000 shares of common stock reserved for issuance under the 2000 Plan. In May 2005, we adopted the 2005 Stock Incentive Plan and terminated the 2000 Equity Incentive Plan. We have reserved 6,600,000 shares under the 2005 Plan, plus the number of shares subject to outstanding options under our 2000 Plan as of May 5, 2005 which are not thereafter issued or which have been issued but are subsequently forfeited and which would otherwise have been available for further issuance under the 2000 Plan. We have granted options to purchase an aggregate of 15,975,996 shares (net of cancellations) under both plans and 5,514,535 shares remain available for future option grants under the 2005 Plan.
Twenty-five percent of the options granted under the plans generally become exercisable on the first anniversary date of the grant and 6.25 percent at the end of each quarter thereafter. Options are granted with an exercise price equal to the fair market value of the common stock on the date of the grant.

Options granted under the 2000 Plan have a stated expiration, if not exercised, ten years after the date of grant. Options granted under the 2005 Plan have a stated expiration, if not exercised, seven years after the date of grant. Activity in the Plans was as follows:

		Weighted avg
	Options	exercise price
	outstanding	per share
Balance at December 28, 2002	6,830,240	$4.47
Granted	2,169,104	$8.33
Exercised	(1,153,748)	$1.66
Cancelled or expired	(296,618)	$8.10

Balance at January 3, 2004	7,548,978	$5.86

Granted	2,258,700	$15.48
Exercised	(1,124,136)	$4.55
Cancelled or expired	(468,574)	$8.99

Balance at January 1, 2005	8,214,968	$8.51

Granted	2,104,637	$19.40
Exercised	(1,958,695)	$5.19
Cancelled or expired	(410,260)	$12.98

Balance at December 31, 2005	7,950,650	$11.97

An aggregate of 4,497,182; 4,807,282 and 4,522,696 shares were exercisable at the end of 2005, 2004, and 2003, respectively. Exercise prices and weighted-average remaining contractual life for options outstanding at the end of 2005 are summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted avg	Weighted avg		Weighted avg
	Number	remaining	exercise	Number	exercise
Range of exercise prices	of shares	contractual life	price	of shares	price

$.83 - $8.00	2,166,868	4.7 years	$3.79	1,982,863	$3.41
$8.03 - $14.43	2,347,733	7.0 years	$10.64	1,677,751	$10.20
$14.81 - $19.06	2,065,487	8.2 years	$16.77	575,320	$15.90
$19.69 - $20.93	1,370,562	7.4 years	$19.97	261,248	$19.97

Total	7,950,650	6.7 years	$11.97	4,497,182	$8.50

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan that allows employees to elect, in advance of each calendar quarter, to contribute up to 10 percent of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85 percent of the fair market value on the first or last day of each quarter. The plan was amended in May 2005, to increase the number of shares reserved under the plan from 600,000 to 1,000,000 common shares. Shares issued under the plan through December 31, 2005 total 508,870.
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

Operating Leases
We have future minimum operating lease obligations for automobiles, office space, and other facilities of $1.1 million for 2006, $0.7 million for 2007, and $0.3 million for 2008. Rent expense was $1.7 million, $1.6 million, and $1.7 million in 2005, 2004, and 2003, respectively. The automobiles, which are typically leased for three years, are used by sales personnel. The office obligations include the former TherMatrx facility near Chicago and sales offices outside the U.S. The lease for the TherMatrx facility expires January 31, 2006.
10. Industry Segment Information and Foreign Operations
Since our inception, we have operated in the single industry segment developing, manufacturing, and marketing medical devices.
We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil, and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. No customer or distributor accounted for five percent or more of net sales during 2005, 2004, or 2003. Foreign subsidiary sales are predominantly to customers in Western Europe, Canada, Australia, and Brazil. At the end of 2005 and 2004, consolidated accounts receivable included $16.9 million and $17.0 million due from customers located outside of the United States.
The following table presents net sales and long-lived assets by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

(in thousands)	2005	2004	2003

United States
Net sales	$205,463	$165,140	$136,765
Long-lived assets	$217,997	$153,528	$134,682

International
Net sales	$57,128	$43,632	$31,518
Long-lived assets	$14,311	$16,285	$12,260
11. Post-Retirement Benefits
We have an unfunded post-retirement plan in the United States, which provides medical, dental, and life insurance benefits at reduced rates to certain retirees and their eligible dependents. Employees hired before 2000 are eligible if they meet age and service requirements and qualify for retirement benefits. We provide funds to the plans as benefits are paid. The plan obligation was measured as of December 31, 2005 and January 1, 2005. The cost of the post-retirement benefit plan (in thousands) was as follows:

	2005	2004	2003

Service cost	$128	$112	$118
Interest cost	142	132	132
Amortization of net actuarial losses	(134)	(142)	(143)

Net benefit costs	$136	$102	$107

The following tables present reconciliations of the benefit obligation of the plan, the plan assets of the pension plan and the funded status of the plan (in thousands):

	Other benefits
	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$2,450	$2,288
Service cost	109	112
Interest cost	142	132
Plan amendements	414	—
Actuarial (gains) or losses	171	(16)
Benefit payments	(140)	(66)
Settlements	—	—

Benefit obligation at end of year	$3,146	$2,450

Change in plan assets
Fair value of assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	140	66
Benefit payments	(140)	(66)

Fair value of plan assets at end of year	$—	$—

Funded status
Funded status	$(3,146)	$(2,450)
Unrecognized prior service cost	(22)	(570)
Unrecognized net actuarial gain	(46)	(198)

Net amount of accrued benefit cost	$(3,214)	$(3,218)

Current	$(142)	$(92)
Long term	(3,072)	(3,126)

Net amount of accrued benefit cost	$(3,214)	$(3,218)

The benefits expected to be paid in each of the next five fiscal years and the aggregate for the five fiscal years thereafter are projected as follows (in thousands):
Projected Medical Benefit Payments

2006	$142
2007	173
2008	199
2009	206
2010	211
2011 - 2015	$1,360
The assumptions used in estimating the annual cost related to these plans include:

	2005	2004

Discount rate	5.50%	5.75%
Rate of future compensation increase	4.00%	4.00%
An average increase of 10.0 percent in the cost of covered health care benefits was assumed for 2005 and is projected to gradually decrease to 5.0 percent by 2016 and remain at that level thereafter. Since the employee subsidy cap has been reached, the health care cost trend rate sensitivity analysis is no longer applicable.
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

12. Savings and Investment Plan
The AMS Savings and Investment Plan allows employees in the United States to contribute a portion of their salary to the Plan. We match a portion of these contributions and make additional contributions to the Plan based upon a percent of operating profit above an established hurdle rate. The additional percentage contribution and hurdle rate are established annually by senior management. The Plan is intended to satisfy the requirements of Section 401(a) (27) of the Internal Revenue Code. Generally, all of our employees are eligible to participate in the Plan. Matching contributions of $1.7 million, $1.4 million and $1.2 million were made in 2005, 2004 and 2003, respectively. Profit sharing contributions were $2.2 million, $1.9 million and $0.9 million in 2005, 2004 and 2003, respectively.
13. Income Taxes
Components of our income before income taxes are as follows (in thousands):

Pretax income	2005	2004	2003
U.S.	$65,405	$16,771	$44,229
Foreign	820	132	(140)

Total	$66,225	$16,903	$44,089

Components of income tax expense are as follows (in thousands):

Income tax expense	2005	2004	2003
Current
U.S.
Federal	$23,416	$14,989	$10,338
State	2,353	1,852	1,384
Foreign	299	653	200
Deferred
U.S.
Federal	1,401	2,976	2,995
State	(369)	88	122
Foreign	(150)	(535)	—

Total	$26,950	$20,023	$15,039

A reconciliation of income tax expense computed at the United States statutory rate to the effective income tax rate is as follows (in thousands):

Income tax reconciliation	2005	2004	2003
Statutory rate	$23,179	$5,916	$15,430
In-process research and development	3,227	12,250	—
Domestic manufacturing deduction	(401)	—	—
Investment write-off	—	1,678	—
Meals and entertainment	391	245	255
Prior year tax credits	—	—	(1,100)
Foreign	12	79	121
Current year tax credits	(1,442)	(1,138)	(780)
Other	626	(272)	103
State taxes	1,358	1,265	1,010

Total	$26,950	$20,023	$15,039

On July 7, 2005, we completed the acquisition of Ovion Inc. (see Notes to Consolidated Financial Statements No 2). Of the purchase price, $9.2 million was allocated to in-process research and development and expensed. Although this amount will be deductible for tax purposes, no deferred tax benefit is recorded as required by applicable accounting rules.

On July 15, 2004, we completed the acquisition of TherMatrx, Inc. (see Notes to Consolidated Financial Statements — No.2). Of the purchase price, $35.0 million was allocated to in-process research and development and expensed. This amount is not deductible for tax purposes, and no deferred tax benefit is recorded as required by applicable accounting rules.
During fiscal 2005, we recognized the U.S. tax benefits related to the tax deduction on qualified domestic production activities provided through the Domestic Manufacturing Deduction made available pursuant to the American Jobs Creation Act of 2004. The tax deduction for qualified production activities provides for a permanent deduction equal to nine percent (when fully phased-in) of the lesser of qualified production activities income or taxable income. During 2005, the applicable percentage is three percent, resulting in a $0.4 million reduction in income tax expense.
During the fourth quarter of 2004, we recognized a $4.5 million write-off of an equity investment in InjecTx, a 1999 investment in a company focused on the development of ethanol ablation systems for prostate treatments. This created a capital loss carryforward which, for tax purposes, can only be utilized to offset future capital gains. This capital loss carryforward will expire in 5 years. A valuation allowance of $1.7 million for this capital loss carryforward has been established at January 1, 2005 and December 31, 2005, as the likelihood of generating future capital gains to offset this capital loss carryforward is not certain.
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities at the end of 2005 and 2004 are as follows (in thousands):

	2005	2004

Deferred tax assets:
Federal net operating loss carryforwards	$13,021	$14,873
Intellectual property	6,733	7,537
Other, primarily allowances	2,706	2,424
Capital loss carryforwards	1,710	1,710
Post retirement benefit liability	1,170	1,449
Foreign net operating loss carryforwards	1,677	1,213
Workforce and patents	1,162	1,003
Compensation accruals	805	776
Accrued warranty expenses	597	554
Foreign	416	298
Acquisition assets	—	222
Valuation allowance	(2,974)	(2,647)

Total deferred tax assets	27,023	29,412

Deferred tax liabilities:
Acquisition step-up	10,389	12,406
Goodwill	7,208	6,375
Acquired technology	1,388	1,405
Currency translation adjustment	—	789
Prepaid insurance and other	731	671

Total deferred tax liabilities	19,716	21,646

Net deferred tax asset	$7,307	$7,766

On December 31, 2005, we had foreign tax loss carryforwards of approximately $4.9 million with no expiration. Realization of the future tax benefits related to the net deferred tax assets is dependent on many factors, including the ability to generate taxable income in the related jurisdiction. A valuation allowance of $1.3 million has been established, of which $0.7 million relates to an acquisition and $0.6 million to operations. Upon reversal, this $0.7 million will be allocated to goodwill and the remainder will benefit operations. This amount represents the approximate amount by which the net operating losses are projected to exceed future income in that foreign jurisdiction. We believe that future taxable income will be sufficient to realize the remaining recorded asset.
We have a U.S. federal tax loss carryforward of approximately $41.8 million of which $3.6 million is unrealizable under IRC Section 382 with the remaining NOL expiring between 2012 and 2024. Management believes that future taxable income will be sufficient to realize these tax loss carryforwards and has established a deferred tax asset of $13.0 million.
During 2005, earn out payments of $95.2 million were accrued in connection with the 2004 acquisition of TherMatrx. Of this amount, $16.0 million is deductible for tax purposes as compensation-related expense. The entire tax asset on this deduction was utilized during 2005, resulting in a reduction to goodwill and a corresponding reduction to income taxes payable.
On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. We have assessed our position on repatriation of foreign earnings in 2005 and have determined not to repatriate any foreign earnings under these provisions.
As of December 31, 2005, undistributed earnings of international subsidiaries of approximately $3.2 million were considered to have been reinvested indefinitely and, accordingly, we have not provided U.S. taxes on such earnings.
14. Quarterly Financial Data (unaudited; in thousands, except per share data)

	2005				2004
	First	Second	Third	Fourth	First	Second	Third	Fourth

	13 weeks	13 weeks	13 weeks	13 weeks	13 weeks	13 weeks	13 weeks	13 weeks
Net sales	$62,145	$65,637	$61,738	$73,071	$47,313	$49,093	$52,326	$60,040
Gross profit	51,125	53,683	50,582	61,090	38,383	40,046	42,818	49,194
Operating income (loss)	17,252	18,168	6,609	22,667	12,369	12,951	(21,806)	15,906

Net income (loss)	11,243	12,007	1,415	14,610	8,027	8,429	(26,302)	6,726

Net income (loss) per share:
Basic	$0.17	$0.17	$0.02	$0.21	$0.12	$0.13	$(0.39)	$0.10
Diluted	$0.16	$0.17	$0.02	$0.20	$0.12	$0.12	$(0.39)	$0.10
We acquired Ovion Inc. during 2005 (see Notes to Consolidated Financial Statements — No.2). This acquisition resulted in an IPR&D charge of $9.2 million in the third quarter of 2005, resulting in a corresponding decrease to both operating income and net income. We acquired TherMatrx during 2004 (see Notes to Consolidated Financial Statements — No.2). This acquisition resulted in a one-time IPR&D charge of $35.0 million in the third quarter of 2004, resulting in a corresponding decrease to both operating income and net income. During the fourth quarter of 2004, we recognized an investment impairment loss of $4.5 million related to our equity ownership in InjecTx (see Notes to Consolidated Financial Statements — No. 5), resulting in a corresponding decrease to net income.
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

Financial Statement Schedules —Schedule II — Valuation and Qualifying Accounts.
This schedule of valuation and qualifying accounts (in thousands) should be read in conjunction with the consolidated financial statements. All other schedules are omitted because they are not applicable or the required information is shown in the financial statement or notes thereto.

	Balance at	Additions charged to:						Balance at
	Beginning of	Costs and		Other				End of
	Period	Expenses		Accounts		Deductions		Period
Valuation Accounts:
Year ended January 3, 2004
Deducted from asset accounts
Allowance for doubtful accounts	$956	$847		—		$770	(1)	$1,033
Allowance for obsolete inventories	$2,748	$1,083		—		$1,883	(2)	$1,948
Allowance for sales returns	$413	$3,927		—		$2,561	(3)	$1,779

Year ended January 1, 2005
Deducted from asset accounts
Allowance for doubtful accounts	$1,033	$1,801		$111	(8)	$958	(1)	$1,987
Allowance for obsolete inventories	$1,948	$1,283		$25	(8)	$1,513	(2)	$1,743
Allowance for sales returns	$1,779	$2,298		—		$1,731	(3)	$2,346

Year ended December 31, 2005
Deducted from asset accounts
Allowance for doubtful accounts	$1,987	$1,097		—		$1,067	(1)	$2,017
Allowance for obsolete inventories	$1,743	$827		—		$1,253	(2)	$1,317
Allowance for sales returns	$2,346	$2,329		—		$3,475	(3)	$1,200

Qualifying Accounts:
Year ended January 3, 2004
Product liability allowance	$1,138	$360		—		$190	(4)	$1,308
Product warranty allowance	$4,526	$(2,919	) (6)	—		$269	(5)	$1,338

Year ended January 1, 2005
Product liability allowance	$1,308	$(294	) (7)	—		$334	(4)	$680
Product warranty allowance	$1,338	$334		$75	(8)	$296	(5)	$1,451

Year ended December 31, 2005
Product liability allowance	$680	$480		—		$376	(4)	$784
Product warranty allowance	$1,451	$599		—		$432	(5)	$1,618
Notes:

(1)	Uncollectable accounts written off, net of recoveries

(2)	Obsolete and excess inventory disposals

(3)	Returned product

(4)	Product liability claims

(5)	Product warranty claims

(6)	Reduction of warranty allowance (net of provision) recorded as a reduction in cost of goods sold

(7)	Reduction of product liability recorded to reflect identified claims and lawsuits in ending balance of $0.6 million, net of current year provision of $0.3 million. Recorded as a reduction to general and administrative expenses.

(8)	Allowances and reserves on balance sheet of TherMatrx, acquired in July 2004.
Acticon, Apogee, AMS Ambicor ®, AMS 650™, AMS 700 ®, AMS 700 CX and Ultrex ™ , AMS 800 Urinary Control System, BioArc, BioArc SP, BioArc TO, Dura II ™, Her Option, In-Fast, In-Fast Ultra ™, InhibiZone, InteDerm ®, InteGraft, InteMesh ®, IntePro ®, InteLata ™, InteXen, InVance, Monarc, Parylene, Perigee, ProstaJect, Solutions for Life ®, SPARC, Straight-In ™, TherMatrx, and UroLume are trademarks of AMS or its subsidiaries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 8, 2006	AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

By /s/ Martin J. Emerson

Martin J. Emerson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 8, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Signature		Title
/s/	Martin J. Emerson	President and Chief Executive Officer

	Martin J. Emerson	(Principal Executive Officer) and Director

/s/	Carmen L. Diersen	Executive Vice President, Chief Financial Officer and Corporate Secretary

	Carmen L. Diersen	(Principal Financial and Accounting Officer)

/s/	Douglas W. Kohrs	Chairman of the Board and Director

Douglas W. Kohrs

/s/	Richard B. Emmitt	Director

Richard B. Emmitt

/s/	Albert Jay Graf	Director

Albert Jay Graf

/s/	Christopher H. Porter, Ph.D.	Director

Christopher H. Porter, Ph.D.

/s/	Thomas E. Timbie	Director

Thomas E. Timbie

/s/	Elizabeth H. Weatherman	Director

Elizabeth H. Weatherman

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For the Year Ended December 31, 2005

Item No.	Item	Filing Method

3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the Fiscal Year Ended January 1, 2005 (File No. 000-30733).

3.2	Bylaws, as amended, of the Company.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the Fiscal Year Ended January 3, 2004 (File No. 000-30733).

4.1	Registration Rights Agreement, dated June 30, 2000, among the investors listed on Schedule 1 to the Agreement and American Medical Systems Holdings, Inc.	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

4.2	Certificate of Incorporation of the Company.	See Exhibit 3.1 above.

4.3	Bylaws of the Company.	See Exhibit 3.2 above.

10.1	Amended and Restated Employment Agreement, dated January 5, 2005, between Douglas Kohrs and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 5, 2005 (File No. 000-30733).

10.2	Stock Option Agreement, dated April 23, 1999, between Douglas Kohrs and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.3	Employment Agreement, dated April 26, 2004, between Martin J. Emerson and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s form 10-Q for the Fiscal Quarter Ended April 2, 2004.

10.4	First Amendment to Employment Agreement, dated January 5, 2005, between Martin J. Emerson and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 5, 2005 (File No. 000-30733).

10.5	Employment Agreement, dated January 1, 2003, between Ross Longhini and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 28, 2002 (File No. 000-30733).

10.6	Employment Agreement, dated March 9, 2004, between Carmen Diersen and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended January 3, 2004 (File No. 000-30733).

10.7	2000 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Fiscal Quarter Ended June 28, 2003 (File No. 000-30733).

E-1

Item No.	Item	Filing Method

10.8	Form of Incentive Stock Option Agreement under the 2000 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.9	Form of Non-Qualified Stock Option Agreement under the 2000 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.10	Employee Stock Purchase Plan, as amended.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the Fiscal Quarter Ended October 1, 2005 (File No. 000-30733).

10.11	2006 Executive Variable Incentive Plan.	Filed with this Annual Report on Form 10-K.

10.12	Summary of Director Compensation.	Filed with this Annual Report on Form 10-K.

10.13	Summary of Named Executive Officer Compensation.	Filed with this Annual Report on Form 10-K.

10.14	Agreement and Plan of Merger, dated as of December 13, 2002, by and among American Medical Systems, Inc., Snowball Acquisition Corp., Cryogen, Inc. and Robert Knarr.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on December 17, 2002 (File No. 000-30733).

10.15	First Amendment to Agreement and Plan of Merger, dated December 18, 2002, by and among American Medical Systems, Inc., Snowball Acquisition Corp., Cryogen, Inc. and Robert Knarr.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 6, 2003 (File No. 000-30733).

10.16	Agreement and Plan of Merger, dated as of June 15, 2004, by and among American Medical Systems, Inc.; Leio Acquisition Corp.; TherMatrx, Inc.; TherMatrx Investment Holdings LLC and BSD Medical Corporation, as Principal Stockholders, and TherMatrx Investments Holdings LLC, as Stockholders’ Representative.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 15, 2004 (File No. 000-30733).

10.17	Credit Agreement, dated as of January 20, 2005, among American Medical Systems Holdings, Inc., American Medical Systems, Inc., KeyBank National Association, as Administrative Agent, Swing Line Lender, and L/C Issuer, and the lenders from time to time party thereto.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 20, 2005 (File No. 000-30733).

10.18	Agreement and Plan of Merger, dated as of June 3, 2005, by and among American Medical Systems, Inc., Oak Merger Corp., Ovion Inc., Jeffrey P. Callister, and W. Stephen Tremulis, as Principal Stockholders, and Jeffrey P. Callister, as Stockholders’ Representative.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 6, 2005 (File No. 000-30733).

E-2

Item No.	Item	Filing Method

10.19	2005 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Fiscal Quarter Ended October 1, 2005 (File No. 000-30733).

10.20	Form of Stock Option Certificate for Directors under the 2005 Stock Incentive Plan, as amended.	Filed with this Annual Report on Form 10-K.

10.21	Form of Stock Option Certificate for Executive Officers under the 2005 Stock Incentive Plan, as amended.	Filed with this Annual Report on Form 10-K.

10.22	Form of Indemnification Agreement with Executive Officers and Directors.	Filed with this Annual Report on Form 10-K.

21.1	Subsidiaries of American Medical Systems Holdings, Inc.	Filed with this Annual Report on Form 10-K.

23.1	Consent of Ernst & Young LLP.	Filed with this Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.

E-3