Form 10-Q
period 2006-04-01
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2006-05-11
CIK 1114200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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

Large accelerate filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☑ No
     As of May 5, 2006 there were 69,807,638 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	April 1, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$26,801	$30,885
Short term investments	15,593	15,505
Accounts receivable, net	52,108	51,058
Inventories, net	17,065	18,191
Deferred income taxes	3,202	3,197
Other current assets	3,700	4,072

Total current assets	118,469	122,908

Property, plant and equipment, net	23,655	21,371
Goodwill, net	169,861	169,700
Intangibles, net	38,737	40,578
Deferred income taxes	4,072	4,110
Investment in technology and other assets	695	659

Total assets	$355,489	$359,326

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,921	$3,688
Accrued compensation expenses	10,006	11,480
Accrued warranty expense	1,697	1,618
Income taxes payable	4,950	2,387
Other accrued expenses	8,547	8,214
Contingent liability on acquisition	—	25,988

Total current liabilities	32,121	53,375

Accumulated post retirement benefit obligation	3,072	3,072

Total liabilities	35,193	56,447

Stockholders’ equity
Common stock, par value $.01 per share; authorized 220,000,000 shares; issued and outstanding: 69,773,928 shares at April 1, 2006 and 69,525,169 shares at December 31, 2005	698	695
Additional paid-in capital	232,947	227,284
Accumulated other comprehensive income	2,693	2,414
Retained earnings	83,958	72,486

Total stockholders’ equity	320,296	302,879

Total liabilities and stockholders’ equity	$355,489	$359,326

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005
Net sales	$73,624	$62,145
Cost of sales (a)	11,730	11,020

Gross profit	61,894	51,125

Operating expenses
Marketing and selling (a)	27,814	21,656
Research and development (a)	7,782	4,638
General and administrative (a)	6,494	5,789
Amortization of intangibles	1,841	1,790

Total operating expenses	43,931	33,873

Operating income	17,963	17,252

Other income (expense)
Royalty income	453	478
Interest income	322	274
Interest expense	(96)	(55)
Other expense	(146)	(463)

Total other income	533	234

Income before income taxes	18,496	17,486

Provision for income taxes	7,024	6,243

Net income	$11,472	$11,243

Net income per share
Basic	$0.16	$0.17
Diluted	$0.16	$0.16

Weighted average common shares used in calculation
Basic	69,679	67,898
Diluted	72,040	71,250

(a) These line items include stock-based compensation of:

Cost of sales	$45	$—
Marketing and selling	874	—
Research and development	500	—
General and administrative	1,178	—

Stock-based compensation expense	$2,597	$—

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Condensed Statements of Cash Flow
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005
Cash flows from operating activities
Net income	$11,472	$11,243

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	823	1,515
Loss on asset disposals	322	25
Amortization of intangibles, including deferred financing costs	1,841	1,790
Excess tax benefit from share based payment arrangements	(279)	—
Tax benefit on exercised stock option arrangements	681	2,355
Change in net deferred income taxes	32	1,089
Stock based compensation	2,699	—

Changes in operating assets and liabilities
Accounts receivable	(874)	(805)
Inventories	1,125	510
Accounts payable and accrued expenses	2,712	1,373
Other assets	336	(538)

Net cash provided by operating activities	20,890	18,557

Cash flows from investing activities
Purchase of property, plant and equipment	(3,419)	(1,421)
Purchase of business	(23,986)	(1,450)
Purchase of license agreement	—	(750)
Purchase of short term investments	(100)	(2,600)
Sale of short term investments	14	5,728

Net cash used in investing activities	(27,491)	(493)

Cash flows from financing activities
Issuance of common stock	2,285	3,822
Excess tax benefit from share based payment arrangements	279	—

Net cash provided by financing activities	2,564	3,822

Effect of currency exchange rates on cash	(47)	558

Net increase (decrease) in cash and cash equivalents	(4,084)	22,444

Cash and cash equivalents at beginning of period	30,885	35,689

Cash and cash equivalents at end of period	$26,801	$58,133

Supplemental disclosure
Cash paid for interest	$96	$—
Cash paid for taxes	$3,778	$2,415
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. Basis of Presentation
We have prepared the consolidated financial statements included in this Form 10-Q without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in its Annual Report on Form 10-K for fiscal 2005. All amounts presented in tables are in thousands, except per share data.
These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.
We have a 52 or 53 week fiscal year ending on the Saturday nearest December 31. Accordingly, the first fiscal quarter of 2006 and 2005 are represented by the three month periods ended on April 1, 2006 and April 2, 2005, respectively.
NOTE 2. Stock-Based Compensation
Adoption of SFAS 123(R)
At April 1, 2006 we have one active stock-based employee compensation plan under which new awards may be granted. Awards may include incentive stock options, non-qualified option grants or restricted stock. Prior to January 1, 2006, we accounted for this plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market price of the underlying stock on the date of the grant.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized in the period ended April 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
As a result of adopting SFAS 123(R) on January 1, 2006, our income before income taxes and net income for the quarter ended April 1, 2006, are $2.6 million and $1.9 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion 25. Compensation cost capitalized as part of inventory for the quarter was $0.1 million. The $2.6 million in compensation costs related to share based payments during first quarter 2006 related to stock option awards, with immaterial charges relating to restricted stock awards and the Employee Stock Purchase Plan. The total income tax benefit recognized in our statement of operations for share-based compensation arrangements was $0.7 million for the quarter ended April 1, 2006. Basic and diluted earnings per share for the quarter ended April 1, 2006 would both have been $0.03 higher had we not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.16 with the adoption of SFAS 123(R).
Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $0.3 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow had we not adopted SFAS 123(R). Comparable amounts for the period ending April 2, 2005 have not been reclassified in our statement of cash flows.

Prior to January 1, 2006, we accounted for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provision of SFAS 123 to options granted under our stock option plans in the same quarter of the prior year. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option pricing formula and is amortized to expense over the options’ vesting periods.

Three Months Ended
(in thousands, except per share data)	April 2, 2005

Net income, as reported	$11,243

Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(1,479)

Pro forma net income	$9,764

Net income per share
As reported
Basic	$0.17
Diluted	$0.16

Pro forma
Basic	$0.14
Diluted	$0.14
Our 2005 Employee Stock Option Plan (2005 Plan), which replaced our 2000 Employee Stock Option Plan, permits the grant of share options and shares to our employees, consultants and directors of up to 6,600,000 shares of common stock, plus the number of shares subject to outstanding options under our 2000 Plan as of May 5, 2005. We have granted options to purchase an aggregate of 16,556,404 shares (net of cancellations) under both plans and 4,980,326 shares remain available for future option grants under our 2005 Plan.
Options granted under the plans generally become exercisable for twenty-five percent of the shares on the first anniversary date of the grant and 6.25 percent at the end of each quarter thereafter. Options are granted with an exercise price equal to the fair market value of the common stock on the date of the grant.
Options granted under our 2000 Plan generally have a stated expiration, if not exercised, ten years after the date of grant. Options granted under our 2005 Plan generally have a stated expiration, if not exercised, seven years after the date of grant. No modifications were made to outstanding stock options granted prior to our adoption of SFAS 123(R).
Restricted Stock
Restricted stock awards are granted to employees under the 2005 Stock Plan upon hire or based on performance criteria established by management. Restricted stock awards are independent of stock option awards and are subject to forfeiture if employment terminates prior to the release of the restrictions. We grant restricted stock which vests over either a three or four year period. During the vesting period, ownership of the shares cannot be transferred. Restricted stock is considered issued and outstanding at the grant date and has the same dividend and voting rights as other common stock. We recognize compensation expense for the fair value of the restricted stock grants issued based on the closing stock price on the date of grant. The plan does not designate the specific number of shares available for restricted stock grants, as these are issued from the full pool of shares available under the 2005 Stock Incentive Plan. The option pool is reduced by two shares for each restricted share granted. A total of 20,000 shares of restricted stock grants were issued in first quarter 2006 at a weighted average grant date fair value of $21.66 per share.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (ESPP) which allows employees to elect, in advance of each calendar quarter, to contribute up to 10 percent of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85 percent of the fair market value on the first or last day of each quarter. Compensation expense recognized on shares issued under our ESPP is based on the value to the employee realized after the 15 percent discount is applied to the stock price. The plan was amended in May 2005 to increase the number of shares reserved under the plan from 600,000 to 1,000,000 common shares. Shares issued under the plan through April 1, 2006 total 534,564, with a balance available to be issued of 465,436.

Activity under our 2005 plan during the quarter was as follows:

		Weighted
		average
	Options	exercise price
	outstanding	per share
Balance at December 31, 2005	7,950,650	$11.97
Granted	594,550	$20.65
Exercised	(240,065)	$8.51
Cancelled or expired	(88,591)	$15.62

Balance at April 1, 2006	8,216,544	$12.69

An aggregate of 4,637,709 stock options were exercisable at April 1, 2006. Exercise prices and weighted average remaining contractual life for options outstanding at the end of this quarter, excluding estimated forfeitures, are summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted avg	Weighted avg		Weighted avg
	Number	remaining	exercise	Number	exercise
Range of exercise prices	of shares	contractual life	price	of shares	price

$.83 - $8.00	2,091,952	4.5 years	$3.84	1,952,874	$3.55
$8.03 - $14.43	2,225,982	6.8 years	$10.71	1,698,652	$10.32
$14.81 - $19.69	2,478,140	7.6 years	$17.38	825,844	$16.81
$19.72 - $21.67	1,420,470	7.4 years	$20.63	160,339	$20.25

Total	8,216,544	6.5 years	$12.69	4,637,709	$8.97

The total intrinsic value of options exercised during the first quarter 2006 was $4.6 million. The total intrinsic value of options outstanding and exercisable at April 1, 2006 was $80.6 million and $62.8 million, respectively. The total intrinsic value at April 1, 2006 is based on our closing stock price on the last trading day of the quarter for in-the-money options.
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation model, incorporating key assumptions on volatility and expected option lives based on our analysis of historical indicators. Forfeitures are estimated based on historical indicators. We adopted the straight-line method of expense attribution that results in a straight-line amortization of the compensation expense over the vesting period for all options. The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	Quarter Ended	Quarter Ended
	April 1, 2006	April 2, 2005
Fair value of options granted	$8.03	$8.40
Risk free interest rate	4.54%	4.08%
Expected dividend rate	0.00%	0.00%
Stock price volatility	35.52%	38.53%
Expected life of option	4.7 years	6.5 years
Expected life: We analyze historical employee exercise and termination data to estimate the expected life assumption. We believe that historical data currently represents the best estimate of the expected life of a new employee option. For determining the fair value of options under SFAS No. 123(R), we use different expected lives for the general employee population in the United States, employees in international offices and for officers and directors. In preparing to adopt SFAS No. 123(R), we examined its historical pattern of option exercises to determine if there was a discernable pattern as to how different classes of employees exercised their options. Our analysis showed that officers and directors hold their stock options for a longer period of time before exercising compared to the rest of the employee population and that United States employees hold their stock options for a longer period of time before exercising as compared to international employees. Prior to adopting SFAS No. 123(R), we estimated the expected life of options by evaluating the option exercise behavior of the grantee population as a whole.

Expected volatility: The Company estimates the volatility of its common stock by using the historical volatility over the expected life of the applicable option. We made the decision to use historical volatility due to the limited availability of actively trade options for our common stock from which to derive implied volatility. Prior to adopting SFAS No. 123(R), we used historical volatility to determine expected volatility.
Risk-free rate of return: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a term similar to the expected life of the options.
Dividend yield: We have not paid dividends in the past and do not anticipate paying any cash dividends in the foreseeable future, therefore a dividend yield of zero is assumed.
As of April 1, 2006, we had $24.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 1.4 years. This amount will vary each reporting period based on changes in the probability of attaining the goal. The total fair value of shares vested during the quarter ended April 1, 2006 was $2.7 million.
During the quarter ended April 1, 2006, stock options were exercised to acquire 223,065 shares. Cash received upon exercise was $1.9 million. The tax benefit realized upon exercise of $0.7 million. Shares purchased under the employee stock purchase plan were 25,694 during the quarter.
NOTE 3. Earnings per Share
The following table presents information necessary to calculate basic and diluted net income per common share and common share equivalents.

	Three Months Ended
(in thousands, except per share data)	April 1, 2006	April 2, 2005

Net income	$11,472	$11,243

Weighted-average shares outstanding for basic net income per share	69,679	67,898
Dilutive effect of stock options	2,361	3,352

Adjusted weighted-average shares outstanding and assumed conversions for diluted net income per share	72,040	71,250

Net income per share
Basic	$0.16	$0.17
Diluted	$0.16	$0.16
During the first fiscal quarters of 2006 and 2005, we had 2,741,671 and 506,316 shares, respectively, of outstanding stock options excluded from the diluted earnings per share computation because the impact would have been anti-dilutive.
NOTE 4. Inventories
Inventories consist of the following:

(in thousands)	April 1, 2006	December 31, 2005

Raw materials	$4,031	$4,252
Work in process	3,020	2,394
Finished goods	12,032	12,862
Obsolescence reserve	(2,018)	(1,317)

Net inventories	$17,065	$18,191

NOTE 5. Warranties
Many of our products are sold with warranty coverage for periods ranging from one year up to the patient’s lifetime. The warranty allowance is our estimate of the expected future cost of honoring current warranty obligations. Factors influencing this estimate include historical claim rates, surgical infection rates, changes in product performance, the frequency of use of a prosthetic implant by the patient, patients’

performance expectations and changes in the terms of our policies. Changes in the warranty balance during the first quarters of fiscal 2006 and 2005 are listed below:

	Three Months Ended
(in thousands)	April 1, 2006	April 2, 2005
Balance, beginning of period	$1,618	$1,451
Provisions for warranty	161	77
Claims processed	(82)	(61)

Balance, end of period	$1,697	$1,467

NOTE 6. Acquisitions
TherMatrx, Inc.
On July 15, 2004, we acquired TherMatrx, Inc. and the former shareholders of TherMatrx were paid cash consideration of $40.0 million. We used cash on hand to make the initial payment and the $1.5 million of acquisition related costs.
In addition to the initial closing payment, we were required to make contingent payments based on the net product revenues attributable to sales of the TherMatrx dose optimized thermotherapy product. These contingent payments equal four times the aggregate sales of products over the period which began on July 5, 2004 and ended on December 31, 2005, minus $40.0 million. These contingent payments have been accounted for as goodwill. Since the time of acquisition, earnout payments of $96.0 million have been accrued, of which $24.0 million was paid during the first quarter 2006. In accordance with the purchase agreement, a final adjustment payment will be made in third quarter 2006 for cash collected on open receivables at the end of the earnout period.
The primary purpose of the TherMatrx acquisition was to gain access to their product for the treatment of BPH. The primary advantage of the TherMatrx treatment over other BPH treatments is the comfort level for the patient and its appropriateness for the office setting.
The purchase price, including earnout payments accrued, is currently allocated as follows:

(in thousands)	Amount

Developed technology and other intangible assets	$26,000
Customer relationships	5,000
In-process research and development	35,000
Tangible assets acquired, net of liabilities assumed	5,721
Deferred tax liability on assets acquired	(7,763)
Goodwill	69,142

Purchase price, including earned contingent payments, net of cash acquired, accrued through April 1, 2006	$133,100

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
Our consolidated financial statements for the quarters ended April 1, 2006 and April 2, 2005 include the financial results of the combined companies for the full periods.

Ovion
On July 7, 2005, we acquired Ovion Inc., a development stage company focused on the design of a minimally invasive permanent birth control implant for women. The primary purpose of the Ovion acquisition was to gain access to this technology for delivering implants in an office-based procedure. The former Ovion shareholders received initial cash consideration of $9.8 million, after adjustments made at closing for payment of outstanding liabilities of Ovion at the time of closing. We deposited $1.0 million of this initial consideration in escrow to be held for 12 months after closing of the merger to cover certain contingencies, and the balance was distributed to former Ovion shareholders. We also incurred $0.9 million of acquisition related costs through April 1, 2006. We used cash on hand to make these initial payments, net of acquired cash on hand at closing of $0.3 million.
In addition to the initial closing payment, we will make contingent payments of up to $20.0 million if certain clinical and regulatory milestones are completed. Earnout payments equal to one time net sales of Ovion’s products for the 12-month period beginning on the later of (i) our first fiscal quarter commencing six months after approval from the U.S. Food and Drug Administration to market the Ovion™ product for female sterilization or (ii) January 1, 2008. The contingent payments and earnout payments are subject to certain rights of offset. The founders of Ovion will also receive a royalty equal to two percent of net sales of products that are covered by the Ovion patents, the founders’ initial technology contribution to Ovion.
The initial purchase price is currently allocated as follows:

(in thousands)	Amount
|
In-process research and development (including $0.7 million in acquisition costs)	$9,220
Intangible royalty agreement (including $0.2 million in acquisition costs)	2,050
Liabilities assumed, net of tangible assets acquired	(732)
Deferred tax liability on assets acquired	(131)

Initial purchase price, net of cash acquired	$10,407

The purchase price allocation was made on a relative fair value basis with no amounts allocated to goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Future contingent payments will be allocated to in-process research and development and the intangible royalty agreement on a relative fair value basis. Amounts allocated to the intangible royalty agreement will not exceed that amount which would generate an impairment charge. The royalty agreement is being amortized over the remaining life of the agreement, which is 8.25 years, with this expense reflected as part of the amortization of intangibles line on the Consolidated Statement of Operations. In accordance with purchase accounting rules, the acquired in-process research and development of $9.2 million was expensed in the quarter incurred with no related income tax benefit. Liabilities assumed, net of tangible assets acquired, were stated at fair value at the date of acquisition based on management’s assessment.
As Ovion was a development-stage company with no revenues reported as of the acquisition date, proforma financial statements are not included.
NOTE 7. Comprehensive Income
Comprehensive income is net income adjusted for changes in the value of derivative financial instruments, unrealized gains and losses on marketable securities, and foreign currency translation.
Comprehensive income for first quarters of fiscal 2006 and 2005 was:

	Three Months Ended
(in thousands)	April 1, 2006	April 2, 2005

Net income	$11,472	$11,243

Foreign currency translation (loss), net of taxes	(279)	(946)

Comprehensive income	$11,193	$10,297

NOTE 8. Industry Segment Information and Foreign Operations
Since our inception, we have operated in the single industry segment of developing, manufacturing, and marketing medical devices.
We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia and South America, who then sell the products to medical institutions. No customer or distributor accounted for five percent or more of net sales during the first fiscal quarters of 2006 or 2005. Foreign subsidiary sales are to customers in Western Europe, Australia, Canada and Brazil and our foreign subsidiary assets are located in the same countries.
The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

	Three Months Ended
(in thousands)	April 1, 2006	April 2, 2005

United States
Net sales	$56,999	$48,333
Long-lived assets	$218,485	$154,187

International
Net sales	$16,625	$13,812
Long-lived assets	$14,463	$15,439
NOTE 9. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three month period ending April 1, 2006 were:

Three Months Ended
(in thousands)	April 1, 2006

Goodwill, beginning of the year, net	$169,700
Additions	—
Effect of currency translation	161

Goodwill, end of first quarter, net	$169,861

The following table provides additional information concerning intangible assets:

	April 1, 2006			December 31, 2005
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	value	amount	amortization	value

Amortized
Patents	$10,127	$(7,990)	$2,137	$10,127	$(7,708)	$2,419
Licenses	6,911	(4,359)	2,552	6,911	(3,847)	3,064
Developed technology	48,853	(18,438)	30,415	48,853	(17,454)	31,399
Non-compete agreements	2,050	(188)	1,862	2,050	(125)	1,925

Total amortized intangible assets	67,941	(30,975)	36,966	67,941	(29,134)	38,807

Unamortized
Trademarks	2,233	(462)	1,771	2,233	(462)	1,771

Total intangible assets	$70,174	$(31,437)	$38,737	$70,174	$(29,596)	$40,578

	Three Months Ended
(in thousands)	April 1, 2006	April 2, 2005

Amortization expense	$1,841	$1,790
The estimated amortization expense for currently-owned intangibles, as presented above, for the years 2006 through 2010 is $6.7 million, $4.9 million, $5.0 million, $4.8 million and $4.1 million, respectively.

NOTE 10. Credit Agreement
On January 20, 2005, we entered into a credit agreement. The credit agreement provides for a $150.0 million senior unsecured five year revolving credit facility (U.S. dollars only), with a $20.0 million sub-limit for the issuance of standby and commercial letters of credit, and a $10.0 million sub-limit for swing line loans. At our option, any loan under the credit agreement (other than swing line loans) bears interest at a variable rate based on LIBOR or an alternative variable rate based on either prime rate or the federal funds effective rate, in each case plus a basis point spread determined by reference to our leverage ratio. The credit agreement also contains a commitment fee which bears a rate determined by reference to our leverage ratio. At our election, the aggregate maximum principal amount available under the credit agreement may be increased by an amount up to $60.0 million. Funds are available for working capital and other lawful purposes, including permitted acquisitions. As of April 1, 2006, there were no borrowings outstanding under the credit agreement. Refer to Notes to Consolidated Financial Statements – No. 12 for a description of borrowings on the credit agreement which occurred after the close of first quarter 2006.
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
NOTE 11. Contingencies
On March 15, 2006, we received a demand for arbitration by Robert A. Knarr, as shareholder representative, on behalf of the former shareholders of Cryogen, Inc. On December 30, 2002, we acquired Cryogen, Inc. pursuant to the Agreement and Plan of Merger, dated as of December 13, 2002, as amended, among our wholly-owned subsidiary, American Medical Systems, Inc., Cryogen, Inc. and Robert A. Knarr, as shareholders’ representative. The arbitration demand alleges that we breached the merger agreement by, among other things, failing to use commercially reasonable efforts to promote, market and sell the Her Option® system and by acting in bad faith and thereby negatively impacting the former Cryogen shareholders’ right to an earnout payment under the merger agreement. The arbitration demand requests damages of the $110.0 million maximum earnout payment under the merger agreement. We believe Mr. Knarr’s claim is completely without merit, and we responded to the arbitration demand on March 30, 2006. In addition, on April 28, 2006, we filed a complaint in U.S. District Court for the District of Minnesota naming Mr. Knarr, certain former officers, directors and employees of Cryogen and JHK Investments LLC, a former Cryogen shareholder, as defendants, alleging that such defendants fraudulently misrepresented material facts regarding Cryogen, primarily related to reimbursement of Her Option at the time of the acquisition.
NOTE 12. Subsequent Events
BioControl Medical, Ltd.
On April 26, 2006, we completed the acquisition of assets from BioControl Medical, Ltd., an Israeli company focused on the development of medical devices for the application of implantable electrical stimulation technology. We acquired an exclusive license for the use of the technology in urology, gynecology and other pelvic health applications. The purchase price is comprised of an initial payment of $25.0 million, milestone payments for relevant accomplishments through and including FDA approval of the product of $25.0 million, and royalties over the first ten years of the related license agreement. We deposited $2.5 million of the initial payment in escrow to cover certain contingencies over the period of the agreement.
We used $17.0 million cash on hand to make the initial payment and borrowed $11.0 million on our senior credit facility, on a three-month LIBOR rate of 7.75%. We expect to retire this borrowing with cash generated from operations during 2006.

We will account for these purchase price payments as in-process research and development charges, due to the development stage of the related technology.
Solarant Medical, Inc.
On May 8, 2006, we completed the acquisition of Solarant Medical, Inc., a privately funded company focused on the development of minimally invasive therapies for women who suffer from stress urinary incontinence. The purchase price is comprised of an initial payment of $1.0 million, milestone payments totaling $6.0 million contingent upon FDA approval of the therapy and the establishment of reimbursement codes for the hospital and office settings, and an earnout based on revenue growth during the first three years in the event of product commercialization. In addition to these acquisition payments, we previously funded $1.0 million of Solarant’s development efforts.
We used cash on hand to make the initial payment and would expect to fund future contingent payments similarly.
We will account for the purchase price payments and previously funded development costs as in-process research and development charges due to the development stage of the related technology.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements not of historical fact may be considered forward-looking statements. Written words such as “may,” “expect,” “believe,” “anticipate,” or “estimate,” or other variations of these or similar words, identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements as a result of many factors, including, but not limited to, those included on our Form 10-K, Part I, Item 1A for the year ended December 31, 2005. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.
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
Adoption of SFAS 123(R), Share-Based Payment
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Stock options and grants are valued using the Black-Scholes-Merton closed-form model for estimating the fair value of employee stock options and similar instruments. This model is based on several key inputs. Risk free interest rates are based on the applicable federal treasury bill rate. Stock price volatility is determined based on historical rates over the comparable option expected life. Expected option lives are determined based on employee groups with similar exercise patterns, as determined by the historical activity. Expense is reduced each period for expected forfeitures, the rate of which was determined based on historical rates. We adopted the straight-line method of expense attribution that results in a straight-line amortization of the compensation expense over the vesting period for all options.
We recognize compensation expense for the fair value of restricted stock grants issued based on the closing stock price on the date of grant. Compensation expense recognized on shared issued under our Employee Stock Purchase Plan is based on the ultimate value to the employee realized after the 15 percent discount is applied to the stock purchase price.
The adoption of SFAS 123(R) had a material impact on our consolidated results of operations and cash flows. However, we believe that stock-based compensation aligns the interests of employees and non-employee directors with the interests of shareholders and as a result, made minimal changes to our various stock-based compensation programs. We have significantly reduced the use of incentive stock options and have begun granting restricted shares to certain employees under the terms of the 2005 Stock Incentive Plan.

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
We maintain a website at www.AmericanMedicalSystems.com. We are not including the information contained on our website as a part of, nor incorporating it by reference into, this Quarterly Report on Form 10-Q. We make available free of charge on our website our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.
Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Under that method, compensation cost recognized in the period ended April 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
As a result of adopting SFAS 123(R) on January 1, 2006, our income before income taxes and net income for the quarter ended April 1, 2006, are $2.6 million and $1.9 million lower, respectively, than if we had continued to account for share-based compensation under Opinion 25 (see Notes to Consolidated Financial Statements – No. 2). The table below illustrates the impact of SFAS 123(R) on our reported net income and net income per share for the three month periods ending April 1, 2006 and April 2, 2005:

	Three Months Ended
(in thousands, except per share data)	April 1, 2006	April 2, 2005
Net income, as reported	$11,472	$11,243
Stock-based employee compensation expense included in reported income, net of tax	$1,935	$—

Diluted earnings per share, as reported	$0.16	$0.16
Stock-based employee compensation expense included in reported income, net of tax, per diluted share	$0.03	$—

Results of Operations
Sales Trends
The following table compares net sales by product line and geography for the first quarters of fiscal 2006 and 2005.

	Three Months Ended
(in thousands)	April 1, 2006	April 2, 2005	$ Increase	% Increase

Sales
Product Line
Men’s pelvic health	$44,658	$40,589	$4,069	10.0%
Women’s pelvic health	28,966	21,556	7,410	34.4%

Total	$73,624	$62,145	$11,479	18.5%

Geography
United States	$56,999	$48,333	$8,666	17.9%
International	16,625	13,812	2,813	20.4%

Total	$73,624	$62,145	$11,479	18.5%

Percent of total sales
Product Line
Men’s pelvic health	60.7%	65.3%
Women’s pelvic health	39.3%	34.7%

Total	100.0%	100.0%

Geography
United States	77.4%	77.8%
International	22.6%	22.2%

Total	100.0%	100.0%

Net Sales
Men’s pelvic health products. Revenue from men’s pelvic health products grew 10.0 percent in the first fiscal quarter of 2006 over the comparable period of 2005. Erectile restoration grew across all product categories in both units and revenue, most notably within our AMS 700® line which features the Tactile Pump product with its enhanced patient interface and InhibiZone® antibiotic treatment. Male continence sales increased over the period as a result of market development activities surrounding our AMS 800™ Artificial Urinary Sphincter and Invance® male sling system. Our prostate treatment sales continue to be comprised primarily of our TherMatrx product.
Women’s pelvic health products. Revenue from women’s pelvic health products grew 34.4 percent in the first quarter over the prior year period driven by a unit increase of 25.8 percent across our product offerings. Our prolapse repair products, Apogee™ and Perigee™, contributed significantly to the women’s pelvic health growth, and we anticipate this growth to continue as we maintain our emphasis on physician training throughout 2006. Within our offering of incontinence products, Monarc continues to experience significant sales growth as the transobturator implant technique continues to draw market share. The Monarc growth was partially offset by declines in both our InFast™ and SPARC® products. Her Option sales grew significantly as compared to the prior year’s first quarter, as commercial payers implemented reimbursement coverage for the endometrial cryoablation system during 2005.
International sales and foreign exchange effects. Our total international revenues grew $2.8 million, or 20.4 percent in the first fiscal quarter of 2006 over the comparable period of 2005. This growth was negatively impacted by $1.0 million, or 7.3 percentage points, due to unfavorable currency exchange rates, mainly the euro.

The following table compares revenue, expense, and other income accounts for the first quarters of fiscal 2006 and 2005.

	Three Months Ended		$ Increase	% Increase
(in thousands)	April 1, 2006	April 2, 2005	(Decrease)	(Decrease)

Net sales	$73,624	$62,145	$11,479	18.5%
Cost of sales (a)	11,730	11,020	710	6.4%

Gross profit	61,894	51,125	10,769	21.1%

Operating expenses
Marketing and selling (a)	27,814	21,656	6,158	28.4%
Research and development (a)	7,782	4,638	3,144	67.8%
General and administrative (a)	6,494	5,789	705	12.2%
Amortization of intangibles	1,841	1,790	51	2.8%

Total operating expenses	43,931	33,873	10,058	29.7%

Operating income	17,963	17,252	711	4.1%

Royalty income	453	478	(25)	-5.2%
Interest income	322	274	48	17.5%
Interest expense	(96)	(55)	(41)	-74.5%
Other income (expense)	(146)	(463)	317	-68.5%

Income before income taxes	18,496	17,486	1,010	5.8%
Provision for income taxes	7,024	6,243	781	12.5%

Net income	$11,472	$11,243	$229	2.0%

	Percent of Sales
	For the Three Months Ended
	April 1, 2006	April 2, 2005

Net sales	100.0%	100.0%
Cost of sales (a)	15.9%	17.7%

Gross profit	84.1%	82.3%

Operating expenses
Marketing and selling (a)	37.8%	34.8%
Research and development (a)	10.6%	7.5%
General and administrative (a)	8.8%	9.3%
Amortization of intangibles	2.5%	2.9%

Total operating expenses	59.7%	54.5%

Operating income	24.4%	27.8%

Royalty income	0.6%	0.8%
Interest income	0.4%	0.4%
Interest expense	-0.1%	-0.1%
Other income (expense)	-0.2%	-0.7%

Income before income taxes	25.1%	28.1%
Provision for income taxes	9.5%	10.0%

Net income	15.6%	18.1%

(a)	These line items include stock-based compensation of:

			Percent of Sales
	Three Months Ended		For the Three Months Ended
(in thousands)	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005

Cost of sales	$45	$—	0.1%	0.0%
Marketing and selling	874	—	1.2%	0.0%
Research and development	500	—	0.7%	0.0%
General and administrative	1,178	—	1.6%	0.0%

Stock-based compensation expense	$2,597	$—	3.5%	0.0%

Cost of sales. Cost of sales decreased 1.8 percentage points from 17.7 percent in the first quarter of 2005 to 15.9 percent in the first quarter of 2006. This improvement is mainly driven by favorable product mix (primarily a lower mix of capital equipment sales), increased volume, and continued improvements in general manufacturing processes. Future cost of sales will continue to depend upon product mix, production levels, labor, and raw material costs.
Marketing and selling. Marketing and selling expenses increased by 28.4 percent in the first quarter from the prior year quarter. The increase in spending was primarily due to the expansion of our worldwide sales force over the year, the adoption of SFAS 123(R), the restructuring of our U.S. sales force in the first quarter, and continued investment in physician training. While our sales and marketing investment increased as a percent of sales in the first quarter over the prior year quarter, our objective remains to leverage sales and marketing expense in 2006 and beyond as a percentage of sales.
Research and development. Research and development includes costs to develop future products, improve current products, and to perform regulatory and clinical activities in support of our products. The $3.1 million increase in research and development expense in the first quarter over the prior year quarter is due to increased personnel and project work in the areas of applied research, product development, clinical studies, regulatory filings and intellectual property support as well as the adoption of stock option expensing. We target total spending in research and development, over the longer term, to be in the range of nine to eleven percent of sales. This is consistent with our previously stated long term range of eight to ten percent of sales, increased for the impact of SFAS 123(R).
General and administrative. General and administrative expenses as a percentage of sales for the first quarter of 2006 decreased by 0.5 percentage points from the comparable period in 2005. This decrease is due to improved management of bad debt and sales and use tax, lower legal expenses, partially offset by the adoption of stock option expensing. Our objective remains to leverage general and administrative expense in 2006 and beyond as a percentage of sales.
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The first quarter of 2006 reflects increased amortization expense over the prior year period due primarily to the amortization of developed technology, customer relationships and other intangibles obtained in recent acquisitions.
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
Interest income. Interest income increased during the first quarter as compared to the prior year period due to increased interest rates on money market and short term investments.
Interest expense. Interest expense increased in the first quarter versus the comparable prior year period due to the payment of fees for a full quarter of the credit agreement we entered on January 20, 2005. As of April 1, 2006, we had no borrowings under our credit agreement.
Other income/(expense). Other income/(expense) primarily represents gains and losses as a result of remeasuring foreign denominated short-term intercompany receivables to current rates. The first quarter of 2006 reflects decreased losses over the same period of 2005 due to the weakening of the euro by 10 percent for the first quarter of 2006 compared to 2005.
Income taxes. Our effective income tax rates for the first quarters of 2006 and 2005 were as follows:

	Three Months Ended
	April 1, 2006	April 1, 2005

Effective tax rate — as reported	38.0%	35.7%

Stock option expense increase to tax rate	1.6%	—

Expiration of Federal research and development credit	1.0%	—

Liquidity and Capital Resources
Cash, cash equivalents and short term investments were $42.4 million as of April 1, 2006, compared to $46.4 million as of December 31, 2005. This decrease is due primarily to the first quarter payment of $24.0 million made to former TherMatrx shareholders, partially offset by cash flow generated from operating and financing activities.
Cash flows from operating activities. Net cash generated from operations was $20.9 million for the first quarter compared to $18.6 million for the prior year quarter. This increase was primarily due to an increase in net income exclusive of stock option expensing, and improvements in several working capital items including inventory, accounts payable, and accrued expenses.
Cash flows from investing activities. Cash used in investing activities was $27.5 million for the first quarter compared to $0.5 million in the prior year quarter. This increase is primarily due to a $24.0 million payment to former TherMatrx shareholders in the first quarter of 2006.
Cash flows from financing activities. Cash provided from financing activities was $2.6 million during the first quarter compared to $3.8 million in the prior year quarter. This decrease is due to a $1.5 million reduction in the issuance of common stock under our stock option and employee stock purchase plan.
On January 20, 2005, we entered into a credit agreement. The credit agreement provides for a $150.0 million senior unsecured five-year revolving facility (U.S. dollars only), with a $20.0 million sub-limit for the issuance of standby and commercial letters of credit, and a $10.0 million sub-limit for swing line loans. At our option, any loan under the credit agreement (other than swing line loans) bears interest at a variable rate based on LIBOR or an alternative variable rate based on either prime rate or the federal funds effective rate, in each case plus a basis point spread determined by reference to our leverage ratio. We have the option of increasing the aggregate maximum principal amount under the facility by $60.0 million. Funds are available under the credit facility for working capital and other lawful purposes, including permitted acquisitions. There were no borrowings under the facility at April 1, 2006.
The new credit agreement contains standard affirmative and negative covenants, including the two financial covenants set forth below:

Credit facility
Covenant	requirements	Actual
Leverage ratio	< 2.75 to 1.00	0.00 to 1.00
Interest coverage ratio	> 3.00 to 1.00	297.3 to 1.00
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
Cash commitments.
On July 15, 2004, we acquired TherMatrx, Inc. At closing, we paid the former TherMatrx shareholders cash consideration of $40.5 million. In addition to the initial closing payment, we made contingent payments based on the net product revenues attributable to sales of the TherMatrx product. Through the end of the first quarter of 2006, we have accrued contingent payments to former TherMatrx shareholders in the amount of $96.0 million, of which $94.0 million has been paid and approximately $2.0 million is payable in 2006 as a result of the six-month contractual period during which final collections can impact the final payment.
On July 7, 2005, we acquired Ovion Inc. and paid the former Ovion shareholders initial cash consideration of $9.8 million, after certain adjustments made at closing regarding the payment of outstanding liabilities of Ovion at the time of closing. We deposited $1.0 million of this initial consideration in escrow to be held for 12 months after closing of the merger to cover certain contingencies, and the balance was distributed to former Ovion shareholders. We used cash on hand to make the initial payment of $9.8 million, net of acquired cash on hand at closing of $0.3 million. We also incurred acquisition related costs of approximately $0.9 million. In addition to the initial closing payment, we will make additional contingent payments up to $20.0 million if certain clinical trial and regulatory milestones are completed and an earnout payment equal to net sales for a 12 month period after commercialization.

In addition, the Ovion founders will receive a two percent royalty related to their initial technology contribution to Ovion. This transaction is more fully described in our Form 8-K filed with the SEC on July 7, 2005 and in Notes to Consolidated Financial Statements – No. 6.
On April 26, 2006, we acquired certain issued patents and other assets from BioControl Medical, Ltd., an Israeli company focused on developing medical devices for the application of electrical stimulation technology. We also acquired an exclusive license to other patents and intellectual property held by BioControl for use in urology, gynecology and other pelvic health applications. We made a $25.0 million initial payment and will make additional contingent milestone payments of up to $25.0 million if certain clinical, transitional and regulatory milestones are completed. In addition, we will pay a royalty over the first ten years of the related license agreement.
On May 8, 2006, we completed the acquisition of Solarant Medical, Inc., a privately funded company focused on the development of minimally invasive therapies for women who suffer from stress urinary incontinence. The purchase price is comprised of an initial payment of $1.0 million, milestone payments totaling $6.0 million contingent upon FDA approval of the therapy and the establishment of reimbursement codes for the hospital and office settings, and an earnout based on revenues growth during the first three years in the event of product commercialization. In addition to these acquisition payments, we previously funded $1.0 million of Solarant’s development efforts.
We believe that funds generated from operations, together with our balances in cash and cash equivalents, as well as short term investments and our credit facility, will be sufficient to finance current operations, planned capital expenditures, and any contingent payments that become due related to the acquisitions described.
Additional Information on AMS
We are currently subject to the informational requirements of the Securities Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly, and current reports, and proxy and information statements. You are advised to read this Form 10-Q in conjunction with the other reports, proxy statements, and other documents we file from time to time with the SEC. If you would like more information regarding AMS, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC’s public reference room at 100 F. Street, NE, Room 1580, Washington, DC 20549. You may obtain information regarding the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC’s website. The address of this website is http://www.sec.gov.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
We do not believe that the interest rate risk on earnings is material given our level of investments, their short-term nature and their relatively low interest earning rates. Also, we do not believe that the interest rate risk on expenses is material given the forecast level and timing of borrowings required in 2006.
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
During the first fiscal quarters of 2006 and 2005, revenues from sales to customers outside the United States were 22.6 and 22.2 percent of total consolidated revenues, respectively. International accounts receivable, inventory, cash, and accounts payable were 35.3 percent, 6.9 percent, 28.4 percent, and 14.1 percent of total consolidated accounts for each of these items as of April 1, 2006. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar in fiscal 2006 relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $0.6 million during the three month period of fiscal 2006.
At April 1, 2006, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $19.9 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $2.0 million. Actual amounts may differ.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On March 15, 2006, we received a demand for arbitration by Robert A. Knarr, as shareholder representative, on behalf of the former shareholders of Cryogen, Inc. On December 30, 2002, we acquired Cryogen, Inc. pursuant to the Agreement and Plan of Merger, dated as of December 13, 2002, as amended, among our wholly-owned subsidiary, American Medical Systems, Inc., Cryogen, Inc. and Robert A. Knarr, as shareholders’ representative. The arbitration demand alleges that we breached the merger agreement by, among other things, failing to use commercially reasonable efforts to promote, market and sell the Her Option system and by acting in bad faith and thereby negatively impacting the former Cryogen shareholders’ right to an earnout payment under the merger agreement. The arbitration demand requests damages of the $110 million maximum earnout payment under the merger agreement. We believe Mr. Knarr’s claim is completely without merit, and we responded to the arbitration demand on March 30, 2006. In addition, on April 28, 2006, we filed a complaint in U.S. District Court for the District of Minnesota naming Mr. Knarr, certain former officers, directors and employees of Cryogen and JHK Investments LLC, a former Cryogen shareholder, as defendants, alleging that such defendants fraudulently misrepresented material facts regarding Cryogen, primarily related to reimbursement of Her Option at the time of the acquisition.
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors previously disclosed in Item 1A. to Part I of our Form 10-K for the year ended December 31, 2005.
ITEM 6. EXHIBITS

Item No.	Item	Method of Filing

10.1	Asset Purchase Agreement, dated April 26, 2006, between American Medical Systems, Inc. and BioControl Medical, LTD. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 27, 2006 (File No. 000-30733).

10.2	License Agreement, dated April 26, 2006, between American Medical Systems, inc. and BioControl Medical, LTD. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K.	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 27, 2006 (File No. 000-30733).

10.3	Agreement and Plan of Merger, dated as of May 8, 2006, entered into by and among American Medical Systems, Inc., Xenon Merger Corp., Solarant Medical, Inc., and Warburg Pincus Equity Partners, L.P., as stockholders’ representative.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006 (File No. 000-30733).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

Item No.	Item	Method of Filing

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC

May 11, 2006	By	/s/ Martin J. Emerson

Date		Martin J. Emerson
President and Chief Executive Officer

May 11, 2006	By	/s/ Carmen L. Diersen

Date		Carmen L. Diersen
Executive Vice President, Chief Financial
Officer and Corporate Secretary (Principal
Financial and Accounting Officer)

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Fiscal Quarter Ended April 1, 2006

Item No.	Item	Filing Method

10.1	Asset Purchase Agreement, dated April 26, 2006, between American Medical Systems, Inc. and BioControl Medical, LTD. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 27, 2006 (File No. 000-30733).

10.2	License Agreement, dated April 26, 2006, between American Medical Systems, inc. and BioControl Medical, LTD. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K.	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 27, 2006 (File No. 000-30733).

10.3	Agreement and Plan of Merger, dated as of May 8, 2006, entered into by and among American Medical Systems, Inc., Xenon Merger Corp., Solarant Medical, Inc., and Warburg Pincus Equity Partners, L.P., as stockholders’ representative.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006 (File No. 000-30733).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report on Form 10-Q.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report on Form 10-Q.