Form 10-K/A
period 2005-12-31
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2006-06-19
CIK 1114200

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 1
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2005	000 — 30733

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-1978822
(State of Incorporation)	(IRS Employer Identification No.)
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
     As of May 5, 2006, 69,807,638 shares of Common Stock, par value $.01 per share, of the registrant were outstanding.
     Part III of this Amendment No. 1 to Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Amendment) from the registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be held May 4, 2006 (the “2006 Proxy Statement”).

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend Part III, Items 11 and 12 of our Annual Report on Form 10-K for the year ended December 31, 2005, originally filed with the Securities and Exchange Commission on March 8, 2006 (the “Original Form 10-K”). This amendment reflects modifications that we have made in light of errors that were discovered in our 2006 Proxy Statement filed with the Securities and Exchange Commission on April 3, 2006 and that were incorporated by reference from our 2006 Proxy Statement into our Original Form 10-K.
The Original Form 10-K is amended hereby with respect to the following disclosures concerning:
1.	the number of shares acquired on exercise and the dollar value realized upon exercise for Douglas W. Kohrs in the table titled “Aggregated Option Exercises in 2005 and 2005 Year-end Option Values” contained in Item 11 in Part III thereof, in particular adjusting these numbers for the 2-for-1 stock split that was effective on March 21, 2005,

2.	the number shares of common stock issued and the number of shares available for future issuance under our Employee Stock Purchase Plan contained under the heading “Executive Compensation and Other Benefits—Securities Authorized for Issuance Under Equity Compensation Plans” in Items 11 and 12 in Part III thereof, in particular accurately reflecting these numbers as of December 31, 2005, rather than year-end 2004, and

3.	the number of shares of common stock available for future issuance under our Employee Stock Purchase Plan as reflected in the table titled “Equity Compensation Plan Information” contained in Items 11 and 12 in Part III thereof, in particular accurately reflecting this number as of December 31, 2005, rather than year-end 2004.
Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the Original Form 10-K, and does not modify, amend or update in any way the financial statements or any other item or disclosure in the Original Form 10-K.

PART III
Item 11. Executive Compensation
     The information in the “Election of Directors—Director Compensation” section of our 2006 Proxy Statement is incorporated in this Amendment by reference.
EXECUTIVE COMPENSATION AND OTHER BENEFITS
Summary of Compensation
     The following table shows the compensation earned for the past three years by our Chief Executive Officer, our former Chief Executive Officer, and our other four most highly compensated executive officers in 2005. The executives named in this table are referred to as our named executive officers.
Summary Compensation Table

				Long-Term
				Compensation:
				Securities
				Underlying
	Annual Compensation			Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards(5)	Compensation

Martin J. Emerson (1)	2005	$299,615	$144,226	200,000	$21,059	(6)
President and	2004	$248,961	$98,428	100,000	$15,800
Chief Executive Officer	2003	$215,000	—	160,000	$12,754

Carmen L. Diersen (2)	2005	$243,846	$94,228	100,000	$14,877	(7)
Executive Vice President,	2004	$190,192	$84,420	460,000	$16,280
Chief Financial Officer and Corporate Secretary

Ross A. Longhini	2005	$238,969	$92,304	80,000	$16,275	(8)
Executive Vice President and	2004	$227,361	$98,428	100,000	$11,438
Chief Technology Officer	2003	$215,000	—	400,000	$69,022

Lawrence W. Getlin	2005	$216,277	$70,363	50,000	$16,108	(9)
Senior Vice President, Regulatory,	2004	$208,682	$67,110	40,000	$13,657
Medical Affairs and Quality Systems	2003	$200,000	—	70,000	$12,861
and Corporate Compliance Officer

John F. Nealon(3)	2005	$202,587	$66,698	90,000	$21,313	(10)
Senior Vice President, Business	2004	$168,615	$67,110	30,000	$12,421
Development	2003	$160,000	$20,416	50,000	$10,813

Douglas W. Kohrs (4)	2005	$127,423	$48,076	0	$3,972	(11)
Former Chairman of the Board and	2004	$330,846	$192,383	200,000	$3,557
former Chief Executive Officer	2003	$304,039	—	300,000	$2,444

1.	Mr. Emerson was promoted from President and Chief Operating Officer to President and Chief Executive Officer on January 4, 2005.

2.	Ms. Diersen’s first day of employment was March 9, 2004.

3.	Mr. Nealon was promoted from Vice President, Global Marketing to Senior Vice President, Business Development on May 2, 2005.

4.	Mr. Kohrs served as Chief Executive Officer until January 4, 2005 and as Chairman of the Board until March 21, 2006. Effective February 14, 2005, Mr. Kohrs’ annual base salary was adjusted to $100,000.

5.	The number of shares underlying stock options granted in 2003 and 2004 have been adjusted to reflect a 2-for-1 split of our common stock on March 21, 2005.

6.	All Other Compensation for Mr. Emerson for the year 2005 includes matching contributions under our Savings and Investment Plan and our Nonfunded Deferred Compensation and Supplemental Savings Plan in the amounts of $8,200 and $8,887, respectively, and contributions under our profit sharing plan in the amount of $3,972.

7.	All Other Compensation for Ms. Diersen for the year 2005 includes matching contributions under our Savings and Investment Plan and our Nonfunded Deferred Compensation and Supplemental Savings Plan in the amounts of $5,628 and $5,277, respectively, and contributions under our profit sharing plan in the amount of $3,972.

8.	All Other Compensation for Mr. Longhini for the year 2005 includes matching contributions under our Savings and Investment Plan and our Nonfunded Deferred Compensation and Supplemental Savings Plan in the amounts of $7,712 and $4,591, respectively, and contributions under our profit sharing plan in the amount of $3,972.

9.	All Other Compensation for Mr. Getlin for the year 2005 includes matching contributions under our Savings and Investment Plan and our Nonfunded Deferred Compensation and Supplemental Savings Plan in the amounts of $7,188 and $4,050, respectively, contributions under our profit sharing plan in the amount of $3,972, and vacation payout in the amount of $898.

10.	All Other Compensation for Mr. Nealon for the year 2005 includes matching contributions under our Savings and Investment Plan and our Nonfunded Deferred Compensation and Supplemental Savings Plan in the amounts of $3,781 and $7,422, respectively, contributions under our profit sharing plan in the amount of $3,972, and vacation payout in the amount of $6,138.

11.	All Other Compensation for Mr. Kohrs for the year 2005 includes contributions under our profit sharing plan in the amount of $3,972.

Option Grants and Exercises in 2005
     The following table sets forth certain information concerning stock options granted during 2005 to each of our named executive officers:
Stock Option Grants in 2005

					Potential Realizable
	Number of				Value At Assumed Annual
	Securities				Rates of Stock Price
	Underlying	Percent of Total	Exercise		Appreciation For Option
	Options	Options Granted to	or Base Price Per	Expiration	Term (2)
Name	Granted (1)	Employees In 2005	Share	Date	5 percent	10 percent

Martin J. Emerson	200,000	10.0%	$19.69	5/05/2012	$1,518,735	$3,619,125

Carmen L. Diersen	100,000	5.0%	$19.69	5/05/2012	$759,368	$1,809,562

Ross A. Longhini	80,000	4.0%	$19.69	5/05/2012	$607,494	$1,447,650

Lawrence W. Getlin	50,000	2.5%	$19.69	5/05/2012	$379,684	$904,781

John F. Nealon	50,000	2.5%	$19.72	1/23/2012	$331,750	$838,974

John F. Nealon	40,000	2.0%	$19.69	5/05/2012	$303,747	$723,825

Douglas W. Kohrs	0	—	—	—	—	—

1.	Twenty-five percent of the shares underlying these options initially vested on December 31, 2005. The remaining shares underlying the options vest in 6.25 percent increments on the last day of each calendar quarter after the initial vesting date, as long as the named executive officer is providing services on each of these dates, so that the entire option is fully vested four years after the date of grant. All of these options were granted under our 2005 Stock Incentive Plan. See “Change in Control Arrangements” below for a discussion of the treatment of options in the event we experience a change in control.

2.	In accordance with the rules of the Securities and Exchange Commission, the amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5 percent and 10 percent compounded annually from the date the options were granted until their expiration date, and do not reflect our estimates of our future common stock prices. The gains shown are net of the option price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend upon the future performance of our common stock, the executive’s continued employment with us or our subsidiaries, and the date on which the options are exercised. The amounts represented in this table might not be achieved.
     The following table sets forth information concerning options exercised during fiscal year 2005 and the value of unexercised stock options held by the named executive officers as of December 31, 2005.

Aggregated Option Exercises in 2005 and 2005 Year-end Option Values

			Number of Securities		Value Of Unexercised In-The-
	Shares		Underlying Unexercised		Money Options
	Acquired on		Options at December 31, 2005		at December 31, 2005 (1)
Name	Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Martin J. Emerson (2)	455,000	$6,824,103	220,000	245,000	$1,165,488	$588,658
Carmen L. Diersen	0	0	226,250	333,750	$716,953	$921,797
Ross A. Longhini	25,000	$319,250	345,000	210,000	$2,877,750	$1,143,500
Lawrence W. Getlin	0	0	368,776	78,124	$4,811,415	$258,629
John F. Nealon	0	0	275,000	95,000	$1,899,063	$170,688
Douglas W. Kohrs	450,852	$8,409,946	1,064,774	184,374	$13,441,316	$1,122,788

1.	Represents the difference between $17.99, the fair market value of our common stock on December 31, 2005, and the exercise price of in-the-money options, without consideration of applicable income taxes.

2.	In February 2005, Mr. Emerson exercised options to purchase 455,000 shares of common stock. He sold 200,000 shares acquired upon exercise of these options to pay the exercise price and applicable income and employment-related taxes. Mr. Emerson transferred the remaining 255,000 shares acquired upon exercise of these options to his former spouse pursuant to a Marital Termination Agreement, which was confirmed in a domestic relations order in March 2005. Additionally, Mr. Emerson transferred options to purchase 139,978 shares of common stock to his former spouse pursuant to such agreement. The number of options and value of unexercised in-the-money options in the table reflect these options held by his former spouse.
Securities Authorized for Issuance Under Equity Compensation Plans
     We maintain three compensation plans for issuing our common stock: our 2000 Equity Incentive Plan, our 2005 Stock Incentive Plan and our Employee Stock Purchase Plan, all of which have been approved by our stockholders. Our stockholders approved the 2005 Stock Incentive Plan at the 2005 annual stockholder meeting and we subsequently terminated our 2000 Equity Incentive Plan. To the extent that any shares subject to outstanding options under the 2000 Equity Incentive Plan are not issued or are subsequently forfeited and would otherwise have been available for further issuance under the 2000 Equity Incentive Plan, such shares are added to the number of shares available for issuance under the 2005 Stock Incentive Plan. As of December 31, 2005, there were 6,681,654 and 1,265,996 options outstanding under the 2000 Equity Incentive Plan and the 2005 Stock Incentive Plan, respectively. Our Employee Stock Purchase Plan permits employees to use payroll deductions to purchase shares of our common stock at discounted prices; we include shares issued under this plan in our calculation of pro forma net income under FASB Statement No. 123, Accounting for Stock-Based Compensation. As of December 31, 2005, we have issued 487,507 shares of common stock under our Employee Stock Purchase Plan and we have 512,493 shares available for future issuance.

     The following table sets forth information as of December 31, 2005, regarding the number of shares of our common stock that may be issued under our 2000 Equity Incentive Plan, our 2005 Stock Incentive Plan and our Employee Stock Purchase Plan.
Equity Compensation Plan Information

	Column A:	Column B:	Column C:
	Number of Securities	Weighted-	Number of Securities Remaining
	To Be Issued Upon	Average Exercise	Available For Future Issuance
	Exercise of	Price of	Under Equity Compensation
	Outstanding	Outstanding	Plans (Excluding Securities
Plan Category	Options	Options	Reflected In Column A)

Equity compensation plans approved by stockholders	7,947,650	$11.97	6,027,028

Equity compensation plans not approved by stockholders	—	—	—

Total	7,947,650	$11.97	6,027,028

     Column C above consists of 512,493 shares of common stock available for future issuance under our Employee Stock Purchase Plan and 5,514,535 shares of common stock available for issuance under our 2005 Stock Incentive Plan.
Executive Employment Agreements
     We have entered into employment agreements with Mr. Emerson, Ms. Diersen, and Mr. Longhini. All of the employment agreements have an initial term of two years and automatically renew for successive one-year periods until either the executive provides or we provide notice of termination. The agreements generally provide for base salary, participation in incentive compensation plans adopted by the board of directors, and, if the agreement was entered into at the time of the executive’s initial employment, an initial grant of options to purchase shares of our common stock. The salary and bonus we have paid and the stock options we have granted to the named executive officers in the last three years are included in the Summary Compensation Table above. The stock options granted to our executives vest over a period of four years on the same basis as options granted to other employees. The agreements also entitle the executives to participate in our other standard benefit programs and contain customary confidentiality and non-competition provisions.
     The agreements also generally include the following termination benefits:
•	If we terminate the executive without cause, we are required to continue to pay the executive his or her salary and provide health and welfare benefits for twelve months following termination. In certain cases, we would also be required to pay a portion of any incentive bonus for the year in which termination occurs. If the executive accepts other employment during the twelve-month period, we would be entitled to deduct compensation that he or she receives from a new employer from the salary we are obligated to pay during the twelve-month period.

•	If we terminate the executive without cause, or if the executive terminated employment for a good reason, such as diminution in responsibility or relocation, during the twelve-month period immediately following a change of control, we (or our successor) would be required to pay the executive a lump sum equal to his or her annual salary, plus his or her target bonus; provide, at our cost, continuation of health and welfare benefits for twelve months; and all issued and outstanding options would immediately vest and be exercisable.

•	In addition, if any payments (including the acceleration of stock options) made by us to the executive in connection with a change in control were subject to “excise tax” we would be required to make an additional cash “gross-up payment” to the executive in an amount such that after payment by the executive of all taxes, including any excise tax imposed upon the gross-up payment, the executive would retain an amount of the gross-up payment equal to the excise tax.
Change in Control Arrangements
2000 Equity Incentive Plan
     Under our standard agreement covering stock option grants under our 2000 Equity Incentive Plan, including agreements with our executive officers, if AMS underwent a change in control and, within nine months (twelve months in the case of officers with employment agreements described above) after the change of control, we terminated the employee’s employment for any reason other than death, disability, or cause, or the employee terminated his or her employment with us for a good reason, then without any action by the administrator of the plan, all outstanding options would become immediately exercisable in full and could remain exercisable for a period of up to twelve months from the date of termination depending upon the reason for the employee’s termination.
     For purposes of the 2000 Equity Incentive Plan, a change in control would be deemed to have occurred, among other events, upon:
•	a reorganization, merger, consolidation or disposition of all or substantially all of our assets, unless following such transaction:
–	our stockholders beneficially own more than 60 percent of the issued and outstanding stock of the resulting entity after the transaction;

–	no non-affiliate owns 50 percent or more (on a fully diluted basis) of the issued and outstanding stock of the resulting entity after the transaction; and

–	at least a majority of the members of the board of the resulting entity had been members of the board at the time of the transaction;
•	the sale of at least 80 percent of our assets to an unrelated party;

•	the approval by our stockholders of a complete liquidation or dissolution of our company;

•	any unrelated party purchased 50 percent or more of our then issued and outstanding shares of common stock, taking into account shares that could be issued upon the exercise of outstanding stock options, or 50 percent or more of the combined voting power of our then outstanding securities ordinarily having the right to vote at the election of directors; or
•	the current members of the board, or future members of the board who were approved by at least two-thirds of our current board, ceased to constitute at least a majority of the board.
2005 Stock Incentive Plan
     Our standard stock option certificate covering stock option grants to our executive officers under our 2005 Stock Incentive Plan currently provides that if AMS terminates the officer’s employment, other than for “cause” (as defined in the 2005 Stock Incentive Plan), or the officer voluntarily terminates employment with AMS for “good reason” (as defined in the 2005 Stock Incentive Plan) within 12 months following a “change in control,” then all options will become immediately exercisable in full and will remain exercisable until the earlier of the expiration of the option’s term or 9 months after the officer’s termination. Our standard stock option certificate covering stock option grants to our directors under our 2005 Stock Incentive Plan currently provides that in the event a “change in control” of AMS occurs, then all options will become immediately exercisable in full and will remain exercisable for a period of 5 years after the director’s termination.
     In addition, the committee in its sole discretion may determine that some or all participants holding outstanding options under our 2005 Stock Incentive Plan will receive cash in an amount equal to the excess of the fair market value of such shares immediately prior to the effective date of such change in control over the exercise price per share of the options (or, in the event that there is no excess, that such options will be terminated), and that some or all participants holding performance awards will receive, with respect to some or all of the shares subject to the performance awards, cash in an amount equal to the fair market value of such shares immediately prior to the effective date of such change in control.
     For purposes of the 2005 Stock Incentive Plan, a “change in control” of AMS occurs under any of the following circumstances:
•	Any individual, entity or group acquires beneficial ownership of 50% or more (on a fully diluted basis) of the then-outstanding shares of our common stock or the combined voting power of our then-outstanding voting securities. However, a change in control will not occur in any such acquisition by certain “permitted holders,” which are AMS or any “affiliate,” any employee benefit plan (or related trust) sponsored or maintained by AMS or any affiliate, or any corporation in a transaction that complies with clauses (A), (B) and (C), in the bullet point immediately below.

•	A reorganization, merger or consolidation or sale or other disposition of all or substantially all of our assets is consummated, unless, following any such transaction: (A) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of our outstanding common stock and of our outstanding voting securities immediately prior to the transaction beneficially own more than 60% of the outstanding shares of stock and the combined voting power of the successor corporation, in substantially the same proportions as their ownership prior to the transaction; (B) no person (excluding any “permitted holder,” as discussed above) beneficially owns 50% or more (on a fully diluted basis) of the then-outstanding shares of common stock or the combined voting power of the then-outstanding voting securities of the successor corporation, except to the extent that such ownership existed prior to the transaction; and (C) at least a majority of the members of the board of directors of the successor corporation were members of our board of directors at the time the initial agreement providing for the transaction was executed.
•	Our stockholders approve a complete liquidation or dissolution of AMS.

•	At least 80% of our assets are sold to an unrelated party, or any similar transaction is completed.

•	The directors holding office as of the effective date of the 2005 Stock Incentive Plan, or any subsequent director whose election or nomination was approved by a vote of at least two-thirds of the directors who then comprised the board of directors immediately prior to such vote, cease to constitute at least a majority of the members of our board of directors.
Employment Agreements
     In addition, we have agreed to provide cash severance benefits to our executive officers with employment agreements if their employment is terminated in certain circumstances following a change in control, as described above under “Employment Agreements.”
Non-funded Deferred Compensation and Supplemental Savings Plan
     We maintain an unfunded nonqualified deferred compensation plan, to provide certain management employees, including all of our executive officers, the opportunity to defer receipt of their compensation and receive credit for the matching contribution that is unavailable under our 401(k) plan because of limits imposed by the Internal Revenue Code. Our matching formula is the same as for all other of our 401(k) plan participants: 100 percent of the deferral up to 2 percent of compensation and 50 percent of the deferrals from 2 percent to 6 percent of compensation. We credit the deferrals and match to a bookkeeping account maintained for each participant. In addition, the participants receive an earnings credit to their account based on the measuring investments selected by the participant from the group of investments available under our 401(k) plan. Participants will receive a distribution of their account balance following termination of their employment with us. Participants with an account balance of $50,000 or more will be paid in two annual installments and participants with an account balance of less than $50,000 will be paid in a single lump sum.
Compensation Committee Interlocks and Insider Participation
     During 2005, none of our executive officers served as a member of the board of directors or compensation committee of any entity that had an executive officer serving as a member of the board of directors or compensation committee.

Stock Performance Graph
     The following graph compares the annual cumulative total stockholder return on our common stock from December 29, 2000 until December 30, 2005, with the annual cumulative total return over the same period of the Nasdaq Market Value Index and a Comparable Company Index (the Hemscott Industry Group 521 Index for medical appliances and equipment, formerly known as the Media General Industry Group 521 as used in our proxy statement for our 2005 annual meeting). Hemscott prepared the data points.
     The comparison assumes the investment of $100 in each of our common stock, the Nasdaq Market Value Index and the Comparable Company Index on December 29, 2000, and the reinvestment of all dividends.

	12/29/00	12/28/01	12/27/02	1/02/04	12/31/04	12/30/05

AMS common stock	100.00	133.23	102.24	137.76	263.37	224.63

Comparable Company Index	100.00	95.17	90.18	114.99	130.55	139.22

Nasdaq Market Index	100.00	79.71	55.60	83.60	90.63	92.62

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the “Principal Stockholders and Management Beneficial Ownership” section of our 2006 Proxy Statement is incorporated in this Amendment by reference.
Information about securities authorized for issuance under equity compensation plans is included in this Amendment, as amended, under Item 11, “Executive Compensation,” under the heading “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 15. Exhibits and Financial Statements
(a)	None.

(b)	See the Exhibit Index to this Amendment for a list of exhibits included herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 19, 2006	AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

	By:	/s/ MARTIN J. EMERSON
Martin J. Emerson
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description
Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.