Form 10-Q
period 2006-07-01
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2006-08-10
CIK 1114200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
☐ Yes ☑ No
     As of August 4, 2006 there were 69,919,971 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	July 1, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$378,438	$30,885
Short term investments	436	15,505
Accounts receivable, net	57,822	51,058
Inventories, net	17,197	18,191
Deferred income taxes	3,580	3,197
Other current assets	7,852	4,072

Total current assets	465,325	122,908

Property, plant and equipment, net	26,275	21,371
Goodwill, net	170,762	169,700
Intangibles, net	37,952	40,578
Deferred income taxes	13,313	4,110
Investment in technology and other assets	754	659

Total assets	$714,381	$359,326

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,703	$3,688
Accrued compensation expenses	10,542	11,480
Accrued warranty expense	1,774	1,618
Income taxes payable	—	2,387
Other accrued expenses	12,901	8,214
Contingent liability on acquisition	—	25,988

Total current liabilities	31,920	53,375
Long-term debt	362,541	—
Accumulated post retirement benefit obligation	3,072	3,072

Total liabilities	397,533	56,447

Stockholders’ equity
Common stock, par value $.01 per share; authorized 220,000,000 shares; issued and outstanding:
69,881,255 shares at July 1, 2006 and 69,525,169 shares at December 31, 2005	699	695
Additional paid-in capital	236,799	227,284
Accumulated other comprehensive income	3,487	2,414
Retained earnings	75,863	72,486

Total stockholders’ equity	316,848	302,879

Total liabilities and stockholders’ equity	$714,381	$359,326

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$78,782	$65,637	$152,406	$127,782
Cost of sales (a)	11,707	11,954	23,437	22,974

Gross profit	67,075	53,683	128,969	104,808
Operating expenses
Marketing and selling (a)	29,370	23,494	57,184	45,150
Research and development (a)	5,772	4,866	13,554	9,504
In-process research and development	28,075	—	28,075	—
General and administrative (a)	7,635	5,207	14,129	10,996
Amortization of intangibles	1,785	1,948	3,626	3,738

Total operating expenses	72,637	35,515	116,568	69,388

Operating (loss) income	(5,562)	18,168	12,401	35,420

Other (expense) income
Royalty income	408	508	861	986
Interest income	434	361	756	635
Interest expense	(257)	(41)	(353)	(96)
Finance charges	(6,955)	—	(6,955)	—
Other (expense) income	436	(613)	290	(1,077)

Total other (expense) income	(5,934)	215	(5,401)	448

(Loss) income before income taxes	(11,496)	18,383	7,000	35,868

Provision for income taxes	(3,401)	6,376	3,623	12,619

Net (loss) income	$(8,095)	$12,007	$3,377	$23,249

Net (loss) income per share
Basic	$(0.12)	$0.17	$0.05	$0.34
Diluted	$(0.12)	$0.17	$0.05	$0.33

Weighted average common shares used in calculation
Basic	69,838	68,972	69,755	68,437
Diluted	69,838	71,327	72,001	71,449

(a) These line items include stock-based compensation of:

Cost of sales	$110	$—	$155	$—
Marketing and selling	878	—	1,751	—
Research and development	534	—	1,034	—
General and administrative	959	—	2,137	—

Stock-based compensation expense	$2,481	$—	$5,077	$—

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2006	July 2, 2005
Cash flows from operating activities
Net income	$3,377	$23,249

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,763	2,899
Loss on asset disposals	331	45
Amortization of intangibles, including deferred financing costs	3,630	3,738
Non-cash deferred compensation	—	10
In-process research and development charges	28,075	—
Financing charges on credit facility	6,955	—
Excess tax benefit from excercise of stock options	(389)	—
Tax benefit on exercised stock option arrangements	846	3,220
Change in net deferred income taxes	(113)	159
Stock based compensation	5,077	—

Changes in operating assets and liabilities:
Accounts receivable	(6,226)	(166)
Inventories	1,311	1,601
Accounts payable and accrued expenses	(9,561)	(3,163)
Other assets	(2,077)	(3,372)

Net cash provided by operating activities	32,999	28,220

Cash flows from investing activities
Purchase of property, plant and equipment	(6,970)	(3,211)
Purchase of business	(23,986)	(24,053)
Purchase of investments in technology	(28,075)	—
Purchase of license agreement	(1,000)	(770)
Purchase of short term investments	(110)	(30,338)
Sale of short term investments	15,190	29,757

Net cash used in investing activities	(44,951)	(28,615)

Cash flows from financing activities
Issuance of convertible notes	362,538	—
Issuance of common stock	3,437	10,249
Excess tax benefit from exercise of stock options	389	—
Financing charges paid on credit facility	(6,955)	—

Net cash provided by financing activities	359,409	10,249

Effect of currency exchange rates on cash	96	890

Net increase in cash and cash equivalents	347,553	10,744
Cash and cash equivalents at beginning of period	30,885	35,689

Cash and cash equivalents at end of period	$378,438	$46,433

Supplemental disclosure
Cash paid for interest	$166	$—
Cash paid for taxes	$16,534	$11,520
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. Basis of Presentation
We have prepared the consolidated financial statements included in this Form 10-Q without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal 2005. All amounts presented in tables are in thousands, except per share data.
These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.
We have a 52 or 53 week fiscal year ending on the Saturday nearest December 31. Accordingly, the second fiscal quarter of 2006 and 2005 are represented by the six month periods ended on July 1, 2006 and July 2, 2005, respectively.
Note 2. Acquisition and Financing of Laserscope (Subsequent Event)
Laserscope
On July 20, 2006, we completed a cash tender offer for all of the outstanding shares of common stock of Laserscope, a California corporation (Laserscope). A total of 21,157,077 shares of Laserscope common stock were validly tendered and not withdrawn prior to the expiration of the offer, representing approximately 93 percent of the fully diluted shares of Laserscope, as defined in the parties’ merger agreement. On July 25, 2006, our acquisition subsidiary merged with and into Laserscope, resulting in Laserscope becoming a wholly owned subsidiary of AMS.
Laserscope designs, manufactures, sells and services an advanced line of minimally invasive medical products worldwide including medical laser systems and related energy delivery devices for the office, outpatient surgical centers, and hospital markets. Laserscope is a market leader in the surgical treatment of obstructive benign prostatic hyperplasia (BPH).
The total acquisition price for Laserscope shares and options is approximately $716.5 million, in addition to transaction costs of approximately $26.5 million, for a total purchase price of $743.0 million. This purchase price does not include an additional $30.0 million in debt financing costs.
Financing
The transaction was funded through the issuance on June 27, 2006, of $373.8 million in principal amount of 3.25 percent Convertible Senior Subordinated Notes, as described in Note 12 Long Term Debt.
In addition, in conjunction with the Laserscope acquisition, on July 20, 2006, our wholly-owned subsidiary, American Medical Systems, Inc. (AMS), entered into a credit and guarantee agreement (the Credit Agreement) with CIT Healthcare LLC, as administrative agent and as collateral agent (the Administrative Agent or the Collateral Agent), CIT Capital Securities LLC, as co-lead arranger and as sole bookrunner, KeyBank National Association, as co-lead arranger and as syndication agent, General Electric Capital Corporation, as documentation agent, and certain lenders from time to time party thereto (the Lenders). We and each majority-owned domestic subsidiary of AMS, including Laserscope and its subsidiaries, are parties to the Credit Agreement as guarantors of all of the obligations of AMS arising under the Credit Agreement. The obligations of AMS and each of the guarantors arising under the Credit Agreement are secured by a first priority security interest granted to the Collateral Agent on substantially all of their respective assets, including a mortgage on the AMS facility in Minnetonka, Minnesota.
The Credit Agreement provides for a $430 million six-year senior secured credit facility which consists of (i) a term loan facility in an aggregate principal amount of $365 million and (ii) a revolving credit facility in an aggregate principal amount of up to $65 million. The revolving credit facility has a $5 million sublimit for the issuance of standby and commercial letters of credit and a $5 million sublimit for swing line loans. Funds are available under the credit facility to (i) fund a portion of the purchase price payable by AMS for the acquisition of Laserscope, (ii) fund ongoing working capital needs of AMS, including future capital expenditures and permitted acquisitions, and (iii) pay fees and expenses related to the senior secured credit facility and the acquisition of Laserscope. As of July 25, 2006, there are $369 million of borrowings outstanding under the Credit Agreement, which consists of the entire $365 million under the term loan facility and $4 million under the revolving credit facility.
Results of Operations
The financial statements included in this Form 10-Q without audit, do not include operating results of Laserscope because the acquisition closed in the third quarter of 2006. However it does reflect certain financing transactions which occurred during the quarter, in anticipation of the Laserscope acquisition. This includes the issuance of Convertible Senior Subordinated Notes, which is described in Note 12 Long Term Debt, and an incurred commitment fee for Senior Subordinated Unsecured financing, which is described in Note 11 Credit Agreement.
NOTE 3. Stock-Based Compensation
At July 1, 2006 we have one active stock-based employee compensation plan under which new awards may be granted. Awards may include incentive stock options, non-qualified option grants or restricted stock. Prior to January 1, 2006, we accounted for this plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123) , Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market price of the underlying stock on the date of the grant.
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized in the period ended July 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
As a result of adopting SFAS 123(R) on January 1, 2006, our income before income taxes and net income for the three and six months ended July 1, 2006 are $2.5 million and $5.1 million, and $1.9 million and $3.8 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion 25.
The following table presents a summary of the share-based compensation expense recognized for these plans:

	Three Months Ended	Six Months Ended
(in thousands)	July 1, 2006	July 1, 2006
Stock-option awards	$2,153	$4,677
Restricted stock awards	27	30
Employee stock purchase plan	301	370

Total share-based compensation expense	$2,481	$5,077

Compensation cost capitalized as part of inventory at July 1, 2006 was $0.2 million. The total income tax benefit recognized in our statement of operations for share-based compensation arrangements was $0.6 million and $1.2 million for the three and six months ended July 1, 2006. Basic and diluted earnings per share for the three and six months ended July 1, 2006 would both have been $0.03 and $0.05 higher had we not adopted SFAS 123(R).
Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $0.4 million excess tax benefit for the six-month period ended July 1, 2006, classified as a financing cash inflow would have been classified as an operating cash inflow had we not adopted SFAS 123(R). Comparable amounts for the period ending July 2, 2005 have not been reclassified in our statement of cash flows.

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

	Three Months Ended	Six Months Ended
(in thousands, except per share data)	July 2, 2005	July 2, 2005
Net income, as reported	$12,007	$23,249

Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(1,789)	(3,255)

Pro forma net income	$10,218	$19,994

Net income per share
As reported
Basic	$0.17	$0.34
Diluted	$0.17	$0.33

Pro forma
Basic	$0.15	$0.29
Diluted	$0.14	$0.28
Our 2005 Employee Stock Option Plan (2005 Plan), which replaced our 2000 Employee Stock Option Plan (2000 Plan), permits the grant of share options and shares to our employees, consultants and directors of up to 6,600,000 shares of common stock, plus the number of shares subject to outstanding options under our 2000 Plan as of May 5, 2005, for total option grants available of 21,536,730. We have granted options to purchase an aggregate of 16,781,496 shares (net of cancellations) under both plans and 4,755,234 shares remain available for future option grants under our 2005 Plan.
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
Activity under our 2000 and 2005 plans for the six months ended July 1, 2006 was as follows:

		Weighted average
	Options	exercise price
	outstanding	per share
Balance at December 31, 2005	7,950,650	$11.97
Granted	794,050	20.33
Exercised	(299,331)	8.60
Cancelled or expired	(291,527)	14.67

Balance at July 1, 2006	8,153,842	$12.82

An aggregate of 4,942,219 stock options were exercisable at July 1, 2006. Exercise prices and weighted average remaining contractual life for options outstanding as of July 1, 2006, excluding estimated forfeitures, are summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Range of exercise prices	of shares	contractual life	price	of shares	price

$0.83 - $8.03	2,220,275	4.3 years	$4.12	2,165,909	$4.02
$8.08 - $14.81	2,148,305	6.8 years	11.34	1,604,686	10.84
$14.94 - $19.69	2,354,762	7.2 years	17.60	900,287	17.13
$19.72 - $21.68	1,430,500	7.1 years	20.66	271,337	20.15

Total	8,153,842	6.3 years	$12.82	4,942,219	$9.51

The total intrinsic value of options exercised during the three and six months ended July 1, 2006 was $1.5 million and $6.1 million, respectively. The total intrinsic value of options outstanding and options exercisable at July 1, 2006 was $40.2 million and $37.3 million, respectively. The total intrinsic value at July 1, 2006 is based on our closing stock price on the last trading day of the quarter for in-the-money options.
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, incorporating key assumptions on volatility and expected option lives based on our analysis of historical indicators. Forfeitures are estimated based on historical indicators. We adopted the straight-line method of expense attribution that results in a straight-line amortization of the compensation expense over the vesting period for all options. The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Fair value of options granted	$6.99	$7.04	$6.58	$7.66
Risk free interest rate	5.08%	3.81%	4.69%	3.21%
Expected dividend rate	—	—	—	—
Stock price volatility	37.29%	38.10%	34.60%	38.29%
Expected life of option	4.6 years	4.2 years	4.7 years	5.3 years
Expected life: We analyze historical employee exercise and termination data to estimate the expected life assumption. We believe that historical data currently represents the best estimate of the expected life of a new employee option. For determining the fair value of options under SFAS No. 123(R), we use different expected lives for the general employee population in the United States, employees in international offices and for officers and directors. In preparing to adopt SFAS No. 123(R), we examined its historical pattern of option exercises to determine if there was a discernable pattern as to how different classes of employees exercised their options. Our analysis showed that officers and directors hold their stock options for a longer period of time before exercising compared to the rest of the employee population and that United States employees hold their stock options for a longer period of time before exercising as compared to international employees. Prior to adopting SFAS No. 123(R), we estimate the expected life of options by evaluating the option exercise behavior of the grantee population as a whole.
Expected volatility: The Company estimates the volatility of its common stock by using the historical volatility over the expected life of the applicable option. We made the decision to use historical volatility due to the limited availability of actively traded options for our common stock from which to derive implied volatility. Prior to adopting SFAS No. 123(R), we used historical volatility to determine expected volatility.
Risk-free rate of return: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a term similar to the expected life of the options.
Dividend yield: We have not paid dividends in the past and do not anticipate paying any cash dividends in the foreseeable future, therefore a dividend yield of zero is assumed.
As of July 1, 2006, we had $22.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during the three and six month periods ended July 1, 2006 were $ 2.5 million and $5.2 million, respectively.

During the quarter ended July 1, 2006, stock options were exercised to acquire 76,266 shares. Cash received upon exercise was $0.7 million. The tax benefit realized upon exercise of $0.2 million. Shares purchased under the employee stock purchase plan were 31,061 during the quarter.
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
The following table summarizes restricted stock activity during the six months ended July 1, 2006:

	Unvested Shares	Weighted average
	outstanding	grant price
Balance at December 31, 2005	—	$—

Granted	51,842	$18.34
Vested	—	—
Cancelled	—	—

Balance at July 2, 2006	51,842	$18.34

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (ESPP) which allows employees to elect, in advance of each calendar quarter, to contribute up to 10 percent of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85 percent of the fair market value on the first or last day of each quarter. Compensation expense recognized on shares issued under our ESPP is based on the value to the employee realized after the 15 percent discount is applied to the stock price. The plan was amended in May 2005 to increase the number of shares reserved under the plan from 600,000 to 1,000,000 common shares. Shares issued under the plan through July 1, 2006 total 544,262, with a balance available to be issued of 455,738.
NOTE 4. Earnings per Share
The following table presents information necessary to calculate basic and diluted net income per common share and common share equivalents.

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net (loss) income	$(8,095)	$12,007	$3,377	$23,249

Weighted-average shares outstanding for basic net income per share	69,838	68,972	69,755	68,437
Dilutive effect of stock options and restricted shares	0	2,355	2,246	3,012

Adjusted weighted-average shares outstanding and assumed conversions for diluted net income per share	69,838	71,327	72,001	71,449

Net (loss) income per share
Basic	$(0.12)	$0.17	$0.05	$0.34
Diluted	$(0.12)	$0.17	$0.05	$0.33

There were 8,062,945 and 2,865,967 weighted shares outstanding for the quarter and six month period ended July 1, 2006, respectively, which were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive. For both the second quarter and first six months of 2005, there were 1,384,958 of outstanding stock options and restricted shares excluded from the diluted earnings per share computation because the impact would have been anti-dilutive.
NOTE 5. Inventories
Inventories consist of the following:

(in thousands)	July 1, 2006	December 31, 2005
Raw materials	$3,825	$4,252
Work in process	2,809	2,394
Finished goods	12,290	12,862
Obsolescence reserve	(1,727)	(1,317)

Net inventories	$17,197	$18,191

NOTE 6. Warranties
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
our policies.
Changes in the warranty balance during the first six months of fiscal 2006 and 2005 are listed below:

	Six Months Ended
(in thousands)	July 1, 2006	July 2, 2005
Balance, beginning of period	$1,618	$1,451
Provisions for warranty	307	151
Claims processed	(151)	(122)

Balance, end of period	$1,774	$1,480

NOTE 7. Acquisitions
TherMatrx, Inc.
On July 15, 2004, we acquired TherMatrx, Inc. (TherMatrx) and the former shareholders of TherMatrx were paid cash consideration of $40.0 million. We used cash on hand to make the initial payment and the $1.5 million of acquisition related costs. In addition to the initial closing payment, we were required to make contingent payments based on the net product revenues attributable to sales of the TherMatrx dose optimized thermotherapy product. These contingent payments equal four times the aggregate sales of products over the period which began on July 5, 2004 and ended on December 31, 2005, minus $40.0 million. These contingent payments have been accounted for as goodwill. Since the time of acquisition, earnout payments of $96.4 million have been accrued, of which $70.1 million was paid in 2005 and $24.0 million was paid during the first six months of 2006. In accordance with the purchase agreement, a final adjustment payment will be made in third quarter 2006 for cash collected on open receivables at the end of the earnout period. This final payment is estimated to be approximately $2.4 million, which will be recorded as goodwill.
The primary purpose of the TherMatrx acquisition was to gain access to their product for the treatment of non-obstructive benign prostatic hyperplasia (BPH). The primary advantage of the TherMatrx treatment over other BPH treatments is the comfort level for the patient and its appropriateness for the office setting.

The purchase price, including earnout payments accrued, was allocated as follows:

(in thousands)	Amount
Developed technology and other intangible assets	$26,000
Customer relationships	5,000
In-process research and development	35,000
Tangible assets acquired, net of liabilities assumed	5,721
Deferred tax liability on assets acquired	(7,763)
Goodwill	69,142

Purchase price, including earned contingent payments, net of cash acquired, accrued through July 1, 2006	$133,100

The determination of the portion of the purchase price allocated to developed technology and other intangible assets, customer relationships and in-process research and development was based on our forecasted cash inflows and outflows and using an excess earnings method to calculate the fair value of assets purchased. We are responsible for these estimated values, and considered other factors including an independent valuation of our assumptions. The developed technology and other intangible assets and customer relationships are being amortized over the estimated product lifecycle of 10 years, with this expense reflected as part of the amortization of intangibles in the Consolidated Statement of Operations. In accordance with purchase accounting rules, the acquired in-process research and development of $35.0 million was expensed in our third fiscal quarter of 2004 with no related income tax benefit. Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of acquisition based on management’s assessment. We recorded a contingent liability at the time of acquisition because the net assets acquired were in excess of the initial purchase price.
Our consolidated financial statements for the quarters and six months ended July 1, 2006 and July 2, 2005 include the financial results of the combined companies for the full periods.
Ovion Inc.
On July 7, 2005, we acquired Ovion Inc., (Ovion) a development stage company focused on the design of a minimally invasive permanent birth control implant for women. The primary purpose of the Ovion acquisition was to gain access to this technology for delivering the implants in an office-based procedure. The former Ovion shareholders received initial cash consideration of $9.8 million, after adjustments made at closing for payment of outstanding liabilities of Ovion at the time of closing. We deposited $1.0 million of this initial consideration in escrow to be held for 12 months after closing of the merger to cover certain contingencies, and the balance was distributed to former Ovion shareholders. We also incurred $0.9 million of acquisition related costs through July 1, 2006. We used cash on hand to make these initial payments, net of acquired cash on hand at closing of $0.3 million.
In addition to the initial closing payment, we will make contingent payments of up to $20.0 million if certain clinical and regulatory milestones are completed. Earnout payments equal to one time net sales of Ovion’s products for the 12 month period beginning on the later of (i) our first fiscal quarter commencing six months after approval from the U.S. Food and Drug Administration to market the Ovion™ product for female sterilization or (ii) January 1, 2008. The contingent payments and earnout payments are subject to certain rights of offset. The founders of Ovion will also receive a royalty equal to two percent of net sales of products that are covered by the Ovion patents, the founders’ initial technology contribution to Ovion.
The purchase price was allocated as follows:

(in thousands)	Amount
In-process research and development (including $0.7 million in acquisition costs)	$9,220
Intangible royalty agreement (including $0.2 million in acquisition costs)	2,050
Liabilities assumed, net of tangible assets acquired	(732)
Deferred tax liability on assets acquired	(131)

Initial purchase price, net of cash acquired through July 1, 2006	$10,407

The purchase price allocation was made on a relative fair value basis with no amounts allocated to goodwill in accordance with Statement of Financial Accounting Standards No. 142 ( SFAS No. 142), Goodwill and Other Intangible Assets. Future contingent payments will be allocated to in-process research and development and the intangible royalty agreement on a relative fair value basis. Amounts allocated to the intangible royalty agreement will not exceed that amount which would generate an impairment charge. The royalty agreement is being amortized over the life of the agreement, which was 8.25 years at the time of acquisition, with this expense reflected as part of the amortization of intangibles line on the Consolidated Statement of Operations. In accordance with purchase accounting rules, the acquired in-process research and development of $9.2 million was expensed in the quarter incurred with no related income tax benefit. Liabilities assumed, net of tangible assets acquired, were stated at fair value at the date of acquisition based on management’s assessment.
As Ovion was a development-stage company with no revenues reported as of the acquisition date, proforma financial information is not included.
BioControl Medical, Ltd.
On April 26, 2006, we acquired certain issued patents and other assets from BioControl Medical, Ltd., (BioControl), an Israeli company focused on the development of medical devices for the application of implantable electrical stimulation technology. We acquired an exclusive license for the use of the technology in urology, gynecology and other pelvic health applications. In addition, as part of this acquisition, we purchased Cytrix Israel, Ltd., (Cytrix) an Israeli company with no operations, other than the employment of a specific workforce to support the related licensed technology. The purchase price is comprised of an initial payment of $25.0 million, milestone payments for relevant accomplishments through and including FDA approval of the product of up to $25.0 million, and royalties over the first ten years of the related license agreement. We deposited $2.5 million of the initial payment in escrow to cover certain contingencies over the period of the agreement. We used both cash on hand and short term borrowings on our January 20, 2005, senior credit facility to make the initial payment.
The purchase price allocation was made on a relative fair value basis with no amounts allocated to goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.
Since the technology purchased had not yet reached technological feasibility and lacked an alternative future use, the initial purchase price of $25.0 million, along with acquisition costs of $0.6 million, were charged to in-process research and development at the time of acquisition.
The purchase price allocation was made on a relative fair value of assets acquired, which in this case was undeveloped technology, determined to be exclusively in-process research and development. Future contingent payments will be allocated to in-process research and development. In accordance with purchase accounting rules, the acquired in-process research and development of $25.6 million was expensed in the quarter incurred. As the license agreement from BioControl is an asset purchase and the in-process research and development includes tax basis, we were able to record related tax benefits. There were no significant tangible assets acquired or liabilities assumed.
Assets acquired in the BioControl and Cytrix transaction do not meet the definition of a significant subsidiary and therefore proforma financial information is not included.
Solarant Medical, Inc.
On May 8, 2006, we completed the acquisition of Solarant Medical, Inc., (Solarant) a privately funded company focused on the development of minimally invasive therapies for women who suffer from stress urinary incontinence. The purchase price is comprised of an initial payment of $1.0 million, potential milestone payments totaling $4.0 million contingent upon FDA approval of the therapy and the establishment of reimbursement codes for the hospital and office settings, and an earnout based on revenue growth during the first three years in the event of product commercialization. In addition to these acquisition payments, we previously funded $1.0 million of Solarant’s development efforts, which is included as part of the acquisition consideration.
We used cash on hand to make the initial payment and would expect to fund future contingent payments similarly.
The initial purchase price is currently allocated as follows:

(in thousands)	Amount
In-process research and development (including $0.8 million in acquisition costs)	$2,462
Liabilities assumed, net of tangible assets acquired	(88)
Deferred tax asset acquired	360

Initial purchase price, net of cash acquired through July 1, 2006	$2,734

The purchase price allocation was made on a relative fair value basis with no amounts allocated to goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with purchase accounting rules, the acquired in-process research and development of $2.5 million was expensed in the quarter incurred with no related income tax benefit as we do not have tax basis in this asset. Tangible assets acquired, net of liabilities assumed were stated at fair value at the date of acquisition based on management’s assessment.
Solarant does not meet the definition of a significant subsidiary, therefore proforma financial information is not included.
Elizabeth Weatherman and Richard Emmitt are members of our Board of Directors and former members of the Solarant Board of Directors. In addition, investment funds with which Ms. Weatherman and Mr. Emmitt are affiliated are former shareholders of Solarant and will be entitled a share of any future purchase price payments we make related to Solarant.
Laserscope
On July 20, 2006, we completed the acquisition of Laserscope. This transaction, which occurred subsequent to the quarter, is more fully described in Note 2. Acquisition and Financing of Laserscope (Subsequent Event).
NOTE 8. Comprehensive (Loss) Income
Comprehensive (loss) income is net (loss) income adjusted for the impact of foreign currency translation.
Comprehensive (loss) income for the three and six month period in fiscal 2006 and 2005 was:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net (loss) income	$(8,095)	$12,007	$3,377	$23,249
Foreign currency translation loss, net of taxes	(794)	(1,315)	(1,073)	(2,261)

Comprehensive (loss) income	$(8,889)	$10,692	$2,304	$20,988

NOTE 9. Industry Segment Information and Foreign Operations
Since our inception, we have operated in the single industry segment of developing, manufacturing, and marketing medical devices.
We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia and South America, who then sell the products to medical institutions. No customer or distributor accounted for five percent or more of net sales during the three and six month periods in fiscal 2006 or 2005. Foreign subsidiary sales are to customers in Western Europe, Australia, Canada and Brazil and our foreign subsidiary assets are located in the same countries.
The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
United States
Net sales	$60,024	$50,737	$117,023	$99,070
Long-lived assets	$220,724	$175,545	$220,724	$175,545

International
Net sales	$18,758	$14,900	$35,383	$28,712
Long-lived assets	$15,020	$14,646	$15,020	$14,646

NOTE 10. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six month period ending July 1, 2006 were:

Six Months Ended
(in thousands)	July 1, 2006

Goodwill, beginning of the year, net	$169,700
Additions	372
Effect of currency translation	690

Goodwill, end of second quarter, net	$170,762

The following table provides additional information concerning intangible assets:

	July 1, 2006			December 31, 2005
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	value	amount	amortization	value

Amortized
Patents	$10,127	$(8,272)	$1,855	$10,127	$(7,708)	$2,419
Licenses	7,911	(4,816)	3,095	6,911	(3,847)	3,064
Developed technology	48,853	(19,422)	29,431	48,853	(17,454)	31,399
Non-compete agreements	2,050	(250)	1,800	2,050	(125)	1,925

Total amortized intangible assets	68,941	(32,760)	36,181	67,941	(29,134)	38,807

Unamortized
Trademarks	2,233	(462)	1,771	2,233	(462)	1,771

Total intangible assets	$71,174	$(33,222)	$37,952	$70,174	$(29,596)	$40,578

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Amortization expense	$1,785	$1,948	$3,626	$3,738
The estimated amortization expense for currently-owned intangibles, as presented above, for the years 2006 through 2010 is $6.8 million, $4.9 million, $4.9 million, $4.9 million and $4.7 million, respectively.
NOTE 11. Credit Agreement
Credit Agreement
On January 20, 2005, we entered into a credit agreement. The credit agreement provided for $150.0 million senior unsecured five year revolving credit facility (U.S. dollars only), with a $20.0 million sub-limit for the issuance of standby and commercial letters of credit, and a $10.0 million sub-limit for swing line loans. At our option, any loan under this agreement (other than swing line loans) bears interest at a variable rate based on London Inter-Bank Offer Rate (LIBOR) or an alternate variable rate based on either prime rate or the federal funds effective rate, in each case plus a basis point spread determined by reference to our leverage ratio. At our election, the aggregate maximum principal amount available under the credit agreement could have been increased by an amount up to $60.0 million. Funds were available for working capital and other lawful purposes, including permitted acquisitions. During the second quarter 2006 we borrowed $21.0 million on this facility. We repaid the outstanding balance with operating cash and voluntarily terminated this credit facility as of June 27, 2006 upon the issuance of the Convertible Senior Subordinated Notes.
On July 20, 2006, we entered into a credit facility led by CIT Healthcare LLC, which is described in Note 2 Acquisition and Financing of Laserscope( Subsequent Event).
Bridge Loan Commitment Fee
In June 2006, in preparation for the acquisition of Laserscope, we obtained a commitment for up to $180 million of senior subordinated unsecured financing. We incurred a commitment fee of $7.0 million for the financing commitment, but did not use the financing for the acquisition. The commitment fee was recorded as a finance charge in the three month period ended July 1, 2006.
NOTE 12. Long Term Debt
Convertible Senior Subordinated Notes; Supplemental Guarantor Information
On June 27, 2006, we issued $373.8 million in principal amount of our 3.25 percent Convertible Senior Subordinated Notes due 2036 (”Notes”). The Notes were issued pursuant to an Indenture dated as of June 27, 2006 (the Indenture) between us, certain of our significant domestic subsidiaries, as guarantors of the Notes, and U.S. Bank National Association, as trustee for the benefit of the holders of the Notes, which specifies the terms of the Notes. The Notes bear interest at the rate of 3.25 percent per year, payable semiannually in arrears in cash on January 1 and July 1 of each year, beginning January 1, 2007. The Notes have a stated maturity of July 1, 2036. The Notes are our direct, unsecured, senior subordinated obligations, rank junior to the senior secured credit facility and will rank junior in right of payment to all of our future senior secured debt as provided in the Indenture.
In addition to regular interest on the Notes, we will also pay contingent interest during any six-month period from July 1 to December 31 and from January 1 to June 30, beginning with the period beginning July 1, 2011, if the average market price of the Notes for the five consecutive trading days immediately before the last trading day before the relevant six-month period equals or exceeds 120 percent of the principal amount of the Notes.
Holders of the Notes may convert their Notes based on a conversion rate of 51.5318 shares of our common stock per $1,000 principal amount of Notes (which is equal to an initial conversion price of approximately $19.406 per share), subject to adjustment, upon certain circumstances specified in the Indenture. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of Notes a holder will receive an amount in cash equal to the lesser of (i) $1,000 and (ii) the conversion value, determined in the manner set forth in the Indenture, of the number of shares of our common stock as determined based on the conversion rate. If the conversion value exceeds $1,000, we will also deliver, in addition to cash, a number of shares of our common stock equal to the sum of the daily share amounts, as defined in the Indenture. If a holder elects to convert its Notes in connection with a designated event that occurs prior to July 1, 2013, we will pay, to the extent described in the Indenture, a make whole premium by increasing the conversion rate applicable to such Notes. All of the above conversion rights will be subject to certain limitations imposed by our senior debt, which we closed on July 22, 2006 after the quarter.
We have the right to redeem for cash all or a portion of the Notes on or after July 6, 2011 at specified redemption prices as provided in the Indenture plus accrued and unpaid interest, plus contingent interest to, but excluding, the applicable redemption date. Holders of the Notes may require us to purchase all or a portion of their Notes for cash on July 1, 2013; July 1, 2016; July 1, 2021; July 1, 2026; and July 1, 2031 or in the event of a designated event, at a purchase price equal to 100 percent of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, plus contingent interest to, but excluding, the purchase date.
Debt issuance costs of approximately $11.2 million are classified as debt discount and are being accreted to interest expense using the effective interest method.
The Notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by three of our significant domestic subsidiaries: American Medical Notes, Inc., AMS Sales Corporation and AMS Research Corporation (the Guarantor Subsidiaries). The guarantees are subordinated in right of payment to the guaranteed obligations of our significant domestic subsidiaries under our senior credit facility described in Note 2. Acquisition and Financing of Laserscope (Subsequent Event)
The following supplemental condensed consolidated financial information presents the Balance Sheet as of July 1, 2006 and December 31, 2005 and the statements of operations for each of the three and six month periods ended July 1, 2006 and July 2, 2005, respectively and cash flows for each of the six month periods ended July 1, 2006 and July 2, 2005, respectively for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group. In the consolidating condensed financial statements, we and the Guarantor Subsidiaries account for investment in wholly-owned subsidiaries using the equity method.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands, except share and per share data)

	As of July 1, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$362,647	$8,361	$7,430	$—	$378,438
Short term investments	—	229	207	—	436
Accounts receivable, net	230,441	38,916	18,650	(230,185)	57,822
Inventories, net	—	15,580	6,094	(4,477)	17,197
Other current assets	2,658	5,715	2,738	321	11,432

Total current assets	595,746	68,801	35,119	(234,341)	465,325

Property, plant and equipment, net	—	25,686	589	—	26,275
Goodwill, net	—	69,644	101,639	(521)	170,762
Intangibles, net	—	31,505	29,947	(23,500)	37,952
Deferred income taxes	—	10,656	2,657	—	13,313
Investment in subsidiaries	108,892	12,556		(121,448)	—
Investment in technology and other assets	—	24,323	135	(23,704)	754

Total assets	$704,638	$243,171	$170,086	$(403,514)	$714,381

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	25,250	109,033	129,433	(257,013)	6,703
Accrued compensation expenses	—	9,225	1,317	—	10,542
Accrued warranty expense	—	1,774	—	—	1,774
Other accrued expenses	—	8,914	3,987	—	12,901

Total current liabilities	25,250	128,946	134,737	(257,013)	31,920

Non-current liabilities
Accumulated post retirement benefit obligation	—	3,072	—	—	3,072
Long term debt	362,541				362,541
Intercompany loans payable	—	—	22,068	(22,068)	—

Total non-current liabilities	362,541	3,072	22,068	(22,068)	365,613

Total liabilities	387,791	132,018	156,805	(279,081)	397,533

Stockholders’ equity
Common stock	699	—	9	(9)	699
Additional paid-in capital	236,799	3,424	67,769	(71,193)	236,799
Accumulated other comprehensive income	3,487	345	65,495	(65,840)	3,487
Retained earnings	75,862	107,384	(119,992)	12,609	75,863

Total stockholders’ equity	316,847	111,153	13,281	(124,433)	316,848

Total liabilities and stockholders’ equity	$704,638	$243,171	$170,086	$(403,514)	$714,381

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands, except share and per share data)

	As of December 31, 2005
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$1,567	$21,751	$7,567	$—	$30,885
Short term investments	—	15,304	201	—	15,505
Accounts receivable, net	226,421	37,152	11,921	(224,436)	51,058
Inventories, net	—	16,645	5,012	(3,466)	18,191
Other current assets	—	6,770	499	—	7,269

Total current assets	227,988	97,622	25,200	(227,902)	122,908

Property, plant and equipment, net	—	20,797	574	—	21,371
Goodwill, net	—	69,644	100,577	(521)	169,700
Intangibles, net	—	32,201	31,877	(23,500)	40,578
Deferred income taxes	—	1,451	2,659	—	4,110
Investment in subsidiaries	100,911	14,293		(115,204)	—
Investment in technology and other assets	—	24,222	130	(23,693)	659

Total assets	$328,899	$260,230	$161,017	$(390,820)	$359,326

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	23,683	136,201	94,494	(250,690)	3,688
Accrued compensation expenses	—	10,105	1,375	—	11,480
Accrued warranty expense	—	1,618	—	—	1,618
Income taxes payable	—	1,970	657	(240)	2,387
Other accrued expenses	—	6,353	1,861	—	8,214
Contingent liability on acquisition	—	—	25,988	—	25,988

Total current liabilities	23,683	156,247	124,375	(250,930)	53,375

Non-current liabilities
Accumulated post retirement benefit obligation	—	3,072	—	—	3,072
Intercompany loans payable	—	—	22,349	(22,349)	—

Total non-current liabilities	—	3,072	22,349	(22,349)	3,072

Total liabilities	23,683	159,319	146,724	(273,279)	56,447

Stockholders’ equity
Common stock	695	—	9	(9)	695
Additional paid-in capital	227,284	1,689	130,031	(131,720)	227,284
Accumulated other comprehensive income	2,414	37	2,305	(2,342)	2,414
Retained earnings	74,823	99,185	(118,052)	16,530	72,486

Total stockholders’ equity	305,216	100,911	14,293	(117,541)	302,879

Total liabilities and stockholders’ equity	$328,899	$260,230	$161,017	$(390,820)	$359,326

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands, except share and per share data)

	Three Months Ended July 1, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$73,833	$15,999	$(11,050)	$78,782

Cost of sales	—	11,716	10,629	(10,638)	11,707

Gross profit	—	62,117	5,370	(412)	67,075

Operating expenses
Marketing and selling	—	23,857	5,513	—	29,370
Research and development	—	5,772	—	—	5,772
In-process research
and development	—	25,613	2,462	—	28,075
General and administrative	—	7,597	38	—	7,635
Amortization of intangibles	—	820	965	—	1,785

Total operating expenses	—	63,659	8,978	—	72,637

Operating (loss) income	—	(1,542)	(3,608)	(412)	(5,562)

Other (expense) income
Royalty income	—	408	—	—	408
Interest income	—	590	(297)	141	434
Interest expense	(3)	(282)	169	(141)	(257)
Other (expense) income	(6,955)	461	(80)	55	(6,519)

Total other (expense) income	(6,958)	1,177	(208)	55	(5,934)

(Loss) income before income taxes	(6,958)	(365)	(3,816)	(357)	(11,496)

Provision for income taxes	(2,658)	1,835	(2,440)	(138)	(3,401)
Equity in (loss) earnings of subsidiary	(3,576)	(1,376)	—	4,952	—

Net (loss) income	$(7,876)	$(3,576)	$(1,376)	$4,733	$(8,095)

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands, except share and per share data)

	Six Months Ended July 1, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$142,584	$30,476	$(20,654)	$152,406

Cost of sales	—	23,694	19,548	(19,805)	23,437

Gross profit	—	118,890	10,928	(849)	128,969

Operating expenses
Marketing and selling	—	46,331	10,853	—	57,184
Research and development	—	13,554	—	—	13,554
In-process research and development	—	25,613	2,462	—	28,075
General and administrative	—	14,090	39	—	14,129
Amortization of intangibles	—	1,696	1,930	—	3,626

Total operating expenses	—	101,284	15,284	—	116,568

Operating income (loss)	—	17,606	(4,356)	(849)	12,401

Other (expense) income
Royalty income	—	861	—	—	861
Interest income	—	1,043	(287)	—	756
Interest expense	(3)	(378)	28	—	(353)
Other (expense) income	(6,955)	395	(114)	9	(6,665)

Total other (expense) income	(6,958)	1,921	(373)	9	(5,401)

Income (loss) before income taxes	(6,958)	19,527	(4,729)	(840)	7,000

Provision for income taxes	(2,658)	9,389	(2,787)	(321)	3,623
Equity in (loss) earnings of subsidiary	8,196	(1,942)	—	(6,254)	—

Net (loss) income	$3,896	$8,196	$(1,942)	$(6,773)	$3,377

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands, except share and per share data)

	Three Months Ended July 2, 2005
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$59,466	$12,911	$(6,740)	$65,637

Cost of sales	—	12,231	5,825	(6,102)	11,954

Gross profit	—	47,235	7,086	(638)	53,683

Operating expenses
Marketing and selling	—	18,351	5,143	—	23,494
Research and development	—	4,866	—	—	4,866
General and administrative	—	5,217	(10)	—	5,207
Amortization of intangibles	—	1,046	902	—	1,948

Total operating expenses	—	29,480	6,035	—	35,515

Operating income	—	17,755	1,051	(638)	18,168

Other income (expense)
Royalty income	—	508	—	—	508
Interest income	—	273	8	80	361
Interest expense	—	146	(107)	(80)	(41)
Other (expense) income	—	(604)	26	(35)	(613)

Total other income (expense)	—	323	(73)	(35)	215

Income (loss) before income taxes	—	18,078	978	(673)	18,383

Provision for income taxes	—	6,333	349	(306)	6,376
Equity in earnings (loss) of subsidiary	12,373	629	—	(13,002)	—

Net income (loss)	$12,373	$12,374	$629	$(13,369)	$12,007

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands, except share and per share data)

	Six Months Ended July 2, 2005
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$118,177	$25,164	$(15,559)	$127,782

Cost of sales	—	23,547	14,261	(14,834)	22,974

Gross profit	—	94,630	10,903	(725)	104,808

Operating expenses
Marketing and selling		35,477	9,673		45,150
Research and development		9,504			9,504
General and administrative		11,002	(6)		10,996
Amortization of intangibles		1,933	1,805		3,738

Total operating expenses	—	57,916	11,472	—	69,388

Operating income	—	36,714	(569)	(725)	35,420

Other income (expense)
Royalty income		986			986
Interest income		612	23	—	635
Interest expense		91	(187)	—	(96)
Other (expense) income		(970)	37	(144)	(1,077)

Total other income (expense)	—	719	(127)	(144)	448

Income (loss) before income taxes	—	37,433	(696)	(869)	35,868

Provision for income taxes		13,170	(245)	(306)	12,619
Equity in earnings (loss) of subsidiary	23,812	(451)		(23,361)	—

Net income (loss)	$23,812	$23,812	$(451)	$(23,924)	$23,249

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands, except share and per share data)

	Six Months Ended July 1, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash provided by operating activities	$2,060	$27,740	$3,199	$—	$32,999

Cash flows from investing activities
Purchase of property, plant and equipment		(6,870)	(100)		(6,970)
Purchase of business, net of cash acquired		(23,986)			(23,986)
Purchase of investments in technology		(25,613)	(2,462)		(28,075)
Purchase of license agreement		(1,000)			(1,000)
Purchase of short term investments		(100)	(10)		(110)
Sale of short term investments		15,176	14		15,190

Net cash used in investing activities	—	(42,393)	(2,558)	—	(44,951)

Cash flows from financing activities
Issuance of common stock	3,437				3,437
Issuance of convertible notes	362,538				362,538
Intercompany notes		874	(874)		—
Excess tax benefit from exercise of stock options		389			389
Financing charges paid on credit facility	(6,955)				(6,955)

Net cash used in (provided by) financing	359,020	1,263	(874)	—	359,409
activities

Effect of exchange rates on cash	—	—	96	—	96

Net increase (decrease) in cash and cash equivalents	361,080	(13,390)	(137)	—	347,553

Cash and cash equivalents at beginning of period	1,567	21,751	7,567	—	30,885

Cash and cash equivalents at end of period	$362,647	$8,361	$7,430	$—	$378,438

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands, except share and per share data)

	Six Months Ended July 2, 2005
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash provided (used) in operating activities	$(1,970)	$31,182	$(992)	$—	$28,220

Cash flows from investing activities
Purchase of property, plant and equipment		(3,063)	(148)		(3,211)
Purchase of business, net of cash acquired		(24,053)			(24,053)
Purchase of license agreement		(770)			(770)
Purchase of short term investments		(30,338)			(30,338)
Sale of short term investments		29,757			29,757

Net cash used in investing activities	—	(28,467)	(148)	—	(28,615)

Cash flows from financing activities
Issuance of common stock	10,249				10,249

Net cash provided by financing activities	10,249	—	—	—	10,249

Effect of exchange rates on cash	—	—	890	—	890

Net increase (decrease) in cash and cash equivalents	8,279	2,715	(250)	—	10,744

Cash and cash equivalents at beginning of period	1,305	25,525	8,859	—	35,689

Cash and cash equivalents at end of period	$9,584	$28,240	$8,609	$—	$46,433

NOTE 13. Other Contingencies
On March 15, 2006, we received a demand for arbitration by Robert A. Knarr, as shareholder representative, on behalf of the former shareholders of Cryogen, Inc. On December 30, 2002, we acquired Cryogen, Inc. pursuant to the Agreement and Plan of Merger, dated as of December 13, 2002, as amended, among our wholly-owned subsidiary, American Medical Systems, Inc., Cryogen, Inc. and Robert A. Knarr, as shareholders’ representative. The arbitration demand alleges that we breached the merger agreement by, among other things, failing to use commercially reasonable efforts to promote, market and sell the Her Option® system and by acting in bad faith and thereby negatively impacting the former Cryogen shareholders’ right to an earnout payment under the merger agreement. The arbitration demand requests damages of the $110.0 million maximum earnout payment under the merger agreement. We believe Mr. Knarr’s claim is completely without merit, and we responded to the arbitration demand on March 30, 2006. In addition, on July 28, 2006, we filed a complaint in U.S. District Court for the District of Minnesota naming Mr. Knarr, certain former officers, directors and employees of Cryogen and JHK Investments LLC, a former Cryogen shareholder, as defendants, alleging that such defendants fraudulently misrepresented material facts regarding Cryogen, primarily related to reimbursement of Her Option at the time of the acquisition. The parties have agreed to resolve both matters through a single arbitration.
NOTE 14. Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

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
Adoption of SFAS 123(R), Share-Based Payment
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Stock options and grants are valued using the Black-Scholes closed-form model for estimating the fair value of employee stock options and similar instruments. This model is based on several key inputs. Risk free interest rates are based on the applicable federal Treasury bill rate. Stock price volatility is determined based on historical rates over the comparable option expected life. Expected option lives are determined based on employee groups with similar exercise patterns, as determined by the historical activity. Expense is reduced each period for expected forfeitures, the rate of which was determined based on historical rates. We adopted the straight-line method of expense attribution that results in a straight-line amortization of the compensation expense over the vesting period for all options.
We recognize compensation expense for the fair value of restricted stock grants issued based on the closing stock price on the date of grant. Compensation expense recognized on shares issued under our Employee Stock Purchase Plan is based on the ultimate value to the employee realized after the 15 percent discount is applied to the stock purchase price.
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

Overview
American Medical Systems develops and delivers innovative medical solutions to physicians. Since becoming an independent company in 1998, we have worked to build a business that delivers consistent revenue and earnings growth, fueled by a robust pipeline of innovative products for significant, under-penetrated markets of patients and their physicians. We have greatly broadened our product line, building on our traditional base of products for erectile restoration and products for men’s incontinence, to include products and therapies targeted at urethral stricture and benign prostatic hyperplasia in men as well as incontinence, pelvic organ prolapse and menorrhagia in women. Our primary physician customers include urologists, gynecologists, and urogynecologists.
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
Laserscope Acquisition
On July 20, 2006, we completed a cash tender offer for all of the outstanding shares of common stock of Laserscope, a California corporation (Laserscope). A total of 21,157,077 shares of Laserscope common stock were validly tendered and not withdrawn prior to the expiration of the offer, representing approximately 93 percent of the fully diluted shares of Laserscope, as defined in the parties’ merger agreement. On July 25, 2006, our acquisition subsidiary merged with and into Laserscope, resulting in Laserscope becoming a wholly owned subsidiary of AMS.
Laserscope designs, manufactures, sells and services an advanced line of minimally invasive medical products worldwide including medical laser systems and related energy delivery devices for the office, outpatient surgical centers, and hospital markets. Laserscope is a market leader in the surgical treatment of obstructive benign prostatic hyperplasia (BPH).
The total acquisition price for Laserscope shares and options is approximately $716.5 million, in addition to transaction costs of approximately $26.5 million, for a total purchase price of $743.0 million. This purchase price does not include an additional $30.0 million in debt financing costs.
This Quarterly Report on Form 10-Q does not include operating results of Laserscope because the acquisition closed in the third quarter of 2006. However, it does reflect certain financing transactions which occurred during the quarter, in anticipation of the Laserscope acquisition. This includes the issuance of Convertible Senior Subordinated Notes and an incurred commitment fee for senior subordinated unsecured financing.
Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Under that method, compensation cost recognized in the period ended July 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
As a result of adopting SFAS 123(R) on January 1, 2006, our (loss) income before income taxes and net (loss) income for the three and six months ended July 1, 2006, are $2.5 million and $1.9 million lower and $5.1 million and $3.8 lower, respectively, than if we had continued to account for share-based compensation under Opinion 25 (see Notes to Consolidated Financial Statements – No. 3. The table below illustrates the impact of SFAS 123(R) on our reported net income (loss) and net income (loss) per share for the three and six month periods ending July 1, 2006 and July 2, 2005:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net (loss) income, as reported	$(8,095)	$12,007	$3,377	$23,249
Stock-based employee compensation expense included in reported (loss) income, net of tax	$1,907	$—	$3,842	$—

Diluted earnings per share, as reported	$(0.12)	$0.17	$0.05	$0.33
Stock-based employee compensation expense included in reported (loss) income, net of tax, per diluted share	$0.03	$—	$0.05	$—

Results of Operations
Sales Trends
The following table compares net sales by product line and geography for the three and six months periods of fiscal 2006 and 2005.

	Three Months Ended				Six Months Ended
(in thousands)	July 1, 2006	July 2, 2005	$ Increase	% Increase	July 1, 2006	July 2, 2005	$ Increase	% Increase

Sales
Product Line
Men’s health	$45,912	$40,817	$5,095	12.5%	$90,570	$81,406	$9,164	11.3%
Women’s health	32,870	24,820	8,050	32.4%	61,836	46,376	15,460	33.3%

Total	$78,782	$65,637	$13,145	20.0%	$152,406	$127,782	$24,624	19.3%

Geography
United States	$60,024	$50,737	$9,287	18.3%	$117,023	$99,070	$17,953	18.1%
International	18,758	14,900	3,858	25.9%	35,383	28,712	6,671	23.2%

Total	$78,782	$65,637	$13,145	20.0%	$152,406	$127,782	$24,624	19.3%

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Percent of total sales
Product Line
Men’s health	58.3%	62.2%	59.4%	63.7%
Women’s health	41.7%	37.8%	40.6%	36.3%

Total	100.0%	100.0%	100.0%	100.0%

Geography
United States	76.2%	77.3%	76.8%	77.5%
International	23.8%	22.7%	23.2%	22.5%

Total	100.0%	100.0%	100.0%	100.0%

Net Sales
Men’s pelvic health products. Revenue from men’s pelvic health products grew 12.5 percent in the second quarter of 2006 and 11.3 percent year to date over the comparable periods of 2005. Erectile restoration grew across all product categories in both units and revenue, most notably within our AMS 700® line which features the Tactile Pump product with its enhanced patient interface and InhibiZone® antibiotic treatment. Male continence contributed to the sales increase in the second quarter of 2006 and year to date over the comparable periods of last year as a result of market development activities surrounding our AMS 800™ Artificial Urinary Sphincter and Invance® male sling system. Our prostate treatment sales continue to be comprised primarily of our TherMatrx product, which experienced an increase in unit sales and a decrease in average selling price for the three month and year to date periods versus the prior year.
Women’s pelvic health products. Revenue from women’s pelvic health products grew 32.4 percent in the second quarter over the prior year period and by 33.3 percent year to date driven by a unit increase of 25.8 percent across our product offerings for both the three and six month periods over the comparable periods in 2005. Our prolapse repair products, Apogee™ and Perigee™, contributed significantly to the women’s pelvic health growth, and we anticipate this growth to continue as we maintain our emphasis on physician training throughout 2006. Within our offering of incontinence products, Monarc® continues to experience significant sales growth as the transobturator implant technique continues to draw market share. In addition, BioArc® SP and BioArc® TO continue to show strong growth as a result of increasing demand for a biologic sling option. Growth in Monarc® and BioArc® products were partially offset by declines in both our InFast™ and SPARC® products. Her Option sales grew significantly as compared to the prior year’s second quarter and also sequentially over the first quarter, as commercial payers implemented reimbursement coverage for the endometrial cryoablation system during 2005.

International sales and foreign exchange effects. Our total international revenues grew $3.9 million, or 25.9 percent in the second fiscal quarter of 2006 and $6.7 million or 23.2 percent year to date over the comparable periods of 2005. This growth was negatively impacted by $0.1 million for the second fiscal quarter and $1.0 million, or 3.5 percentage points year to date, due to unfavorable currency exchange rates, mainly the euro.

The following table compares revenue, expense, and other income (expense) accounts for the three and six months of fiscal 2006 and 2005.

	Three Months Ended		$ Increase	% Increase	Six Months Ended		$ Increase	% Increase
(in thousands)	July 1, 2006	July 2, 2005	(Decrease)	(Decrease)	July 1, 2006	July 2, 2005	(Decrease)	(Decrease)

Net sales	$78,782	$65,637	$13,145	20.0%	$152,406	$127,782	$24,624	19.3%
Cost of sales (a)	11,707	11,954	(247)	-2.1%	23,437	22,974	463	2.0%

Gross profit	67,075	53,683	13,392	24.9%	128,969	104,808	24,161	23.1%

Operating expenses
Marketing and selling (a)	29,370	23,494	5,876	25.0%	57,184	45,150	12,034	26.7%
Research and development (a)	5,772	4,866	906	18.6%	13,554	9,504	4,050	42.6%
In-process research and development	28,075	—	28,075		28,075	—	28,075
General and administrative (a)	7,635	5,207	2,428	46.6%	14,129	10,996	3,133	28.5%
Amortization of intangibles	1,785	1,948	(163)	-8.4%	3,626	3,738	(112)	-3.0%

Total operating expenses	72,637	35,515	37,122	104.5%	116,568	69,388	47,180	68.0%

Operating income	(5,562)	18,168	(23,730)	-130.6%	12,401	35,420	(23,019)	-65.0%
Royalty income	408	508	(100)	-19.7%	861	986	(125)	-12.7%
Interest income	434	361	73	20.2%	756	635	121	19.1%
Interest expense	(257)	(41)	(216)	-526.8%	(353)	(96)	(257)	-267.7%
Finance charge	(6,955)	—	(6,955)		(6,955)	—	(6,955)
Other income (expense)	436	(613)	1,049	-171.1%	290	(1,077)	1,367	-126.9%

Income before income taxes	(11,496)	18,383	(29,879)	-162.5%	7,000	35,868	(28,868)	-80.5%
Provision for income taxes	(3,401)	6,376	(9,777)	-153.3%	3,623	12,619	(8,996)	-71.3%

Net income	$(8,095)	$12,007	$(20,102)	-167.4%	$3,377	$23,249	$(19,872)	-85.5%

	Percent of Sales		Percent of Sales
	For the Three Months Ended		For the Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (a)	14.9%	18.2%	15.4%	18.0%
Gross profit	85.1%	81.8%	84.6%	82.0%

Operating expenses
Marketing and selling (a)	37.3%	35.8%	37.5%	35.3%
Research and development (a)	7.3%	7.4%	8.9%	7.4%
In-process research and development	35.6%	0.0%	18.4%	0.0%
General and administrative (a)	9.7%	7.9%	9.3%	8.6%
Amortization of intangibles	2.3%	3.0%	2.4%	2.9%

Total operating expenses	92.2%	54.1%	76.5%	54.3%

Operating income	-7.1%	27.7%	8.1%	27.7%

Royalty income	0.5%	0.8%	0.6%	0.8%
Interest income	0.6%	0.5%	0.5%	0.5%
Interest expense	-0.3%	-0.1%	-0.2%	-0.1%
Finance charge	-8.8%	0.0%	-4.6%	0.0%
Other income (expense)	0.6%	-0.9%	0.2%	-0.8%

Income before income taxes	-14.6%	28.0%	4.6%	28.1%
Provision for income taxes	-4.3%	9.7%	2.4%	9.9%

Net income	-10.3%	18.3%	2.2%	18.2%

(a)	These line items include stock-based compensation of :

			Percent of Sales				Percent of Sales
	Six Months Ended		For the Six Months Ended		Six Months Ended		For the Six Months Ended
(in thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Cost of sales	$110	$—	0.1%	0.0%	$155	$—	0.2%	0.0%
Marketing and selling	877	—	1.1%	0.0%	1,751	—	2.2%	0.0%
Research and development	534	—	0.7%	0.0%	1,034	—	1.3%	0.0%
General and administrative	959	—	1.2%	0.0%	2,137	—	2.7%	0.0%

Stock-based compensation expense	$2,480	$—	3.1%	0.0%	$5,077	$—	6.4%	0.0%

Cost of sales. Cost of sales as a percentage of sales decreased 3.3 and 2.6 percentage points from the three and six month periods of 2006 to the comparable periods in 2005. This improvement is mainly driven by favorable production variances driven by continued improvements in general manufacturing processes and capital equipment cost leverages. Future cost of sales will continue to depend upon product mix, production levels, labor, and raw material costs.
Marketing and selling. Marketing and selling expenses increased 25.0 percent in the second quarter of 2006 and 26.7 percent year to date. The increase in spending was primarily due to the expansion of our worldwide sales force over the year, the adoption of SFAS 123(R), the restructuring of our U.S. sales force in the first quarter, and continued investment in physician training. While our sales and marketing investment increased as a percent of sales in the second quarter over the prior year quarter, our objective remains to leverage sales and marketing expense as a percentage of sales.
Research and development. Research and development includes costs to develop future products, improve current products, and to perform regulatory and clinical activities in support of our products. The $1.0 million and $4.1 million increase in research and development expense in the three and six month periods of 2006 compared with the same periods of 2005 is due to increased personnel and project work in the areas of applied research, product development, clinical studies, regulatory filings and intellectual property support as well as the adoption of SFAS 123 (R). We target total spending in research and development, over the longer term, to be in the range of nine to eleven percent of sales. This is consistent with our previously stated long term range of eight to ten percent of sales, increased for the impact of SFAS 123(R).
In-process research and development. In-process research and development (IPR&D) costs were $28.1 million for the three and six month periods of 2006 compared with none for the same periods in 2005. The IPR&D charges are related to our acquisitions of BioControl and Solarant and were $25.6 and $2.5 million, respectively. In accordance with the rules of purchase accounting, we recognized a charge related to the value assigned to IPR&D for BioControl and Solarant at the time of acquisition. See Notes to Consolidated Financial Statements – No. 7, for additional information.
General and administrative. General and administrative expenses as a percentage of sales for the three and six month periods of 2006 increased by 1.8 and 0.7 percentage points from the comparable periods in 2005. This increase is due mainly to the impact of SFAS 123(R). Our objective remains to leverage general and administrative expense as a percentage of sales.
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The three and six month periods of 2006 reflect decreased amortization expense over the prior year periods primarily due to several assets becoming fully amortized in 2005 that more than offset additional amortization of more recent acquisitions of developed technology, customer relationships and other intangibles.
Royalty income. Our royalty income is from the license of our stent-delivery technology for medical use outside of urology. This perpetual exclusive worldwide license was entered into during 1998 and is expected to continue into 2009. We do not directly influence sales of the products on which this royalty is based and cannot give any assurance as to future income levels.
Interest income. Interest income increased during the three and six month periods of 2006 compared to the same periods of 2005 due to the increase in cash from the net proceeds of the convertible notes issued on June 27, 2006.
Interest expense. Interest expense increased in the three and six month periods of 2006 from the same periods in 2005 due to short term borrowing activity during 2006 and interest incurred on the $373.8 million principal amount of convertible notes we issued on June 27, 2006, which carry a coupon rate of 3.25 percent.
Finance charges. Finance charges are comprised solely of a second quarter $7.0 million bridge loan commitment fee incurred in connection with financing our Laserscope acquisition.
Other income (expense). Primarily represents gains and losses as a result of re-measuring foreign denominated short term receivables to current exchange rates. The second fiscal quarter of 2006 reflects a gain over the comparable period in 2005 due to the weakening of the euro in the second quarter of 2005 relative to the first quarter of 2005, as opposed to the strengthening of the euro that occurred in the second quarter of 2006 relative to the first quarter of 2006.

Income taxes. Our effective income tax rates and significant items impacting the rate for the three month and six month periods of 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Effective tax rate — as reported	29.6%	34.7%	51.8%	35.2%

Stock option expense increase to tax rate	1.8%	—	1.6%	—

Expiration of Federal research and development credit	0.9%	—	1.8%	—

In-process research and development charge	(8.0%)		13.0%
Liquidity and Capital Resources
Cash, cash equivalents and short term investments were $378.9 million as of July 1, 2006, compared to $46.4 million as of December 31, 2005. This increase is due primarily to cash from operating activities and net proceeds from the sale of Convertible Senior Subordinated Notes which closed on June 27, 2006, to be used to fund the Laserscope acquisition.
Cash flows from operating activities. Net cash generated from operations was $33.0 million for the six month period of fiscal 2006, primarily driven by net income of $3.4 million adjusted for $28.1 million of non- cash in-process research and development charges, $7.0 million of debt financing costs, $5.4 million of depreciation and amortization and $5.2 million of non-cash stock option expense. This increase was partially offset by cash used in working capital items of $16.7 million including accounts receivable, accounts payable, and accrued expenses. Net cash generated from operations was $28.2 million for the six month period of fiscal 2005, resulting from net income of $23.2 million, depreciation and amortization of $6.6 million, offset by other changes in assets and liabilities.
Cash flows from investing activities. Cash used in investing activities was $45.0 million and $28.6 million for the six month periods of fiscal 2006 and 2005, respectively. During the six month periods of fiscal 2006 and 2005, we made business and technology acquisitions of $53.1 million and $24.8 million, respectively. Current year purchases included $25.6 million for certain assets of BioControl Medical, Ltd., and $2.5 million for Solarant Medical, Inc. Cash of $24.0 million and $24.1 million was paid during the six month periods of fiscal 2006 and 2005, respectively, as part of the contingent payments to the former TherMatrx shareholders.
Cash flows from financing activities. Cash provided from financing activities was $359.4 million during the six month period of fiscal 2006, and $10.2 million in the same period of 2005. On June 27, 2006 we received $362.5 million in cash from the issuance of $373.8 million convertible senior subordinated notes, net of 3 percent underwriting commission. Cash received from issuance of common stock was $3.4 million and $10.2 million during the six month periods of fiscal 2006 and 2005, respectively. The majority of this cash received came from our employees exercising stock options.
On January 20, 2005, we entered into a $150.0 million senior unsecured five year revolving credit facility with a $20.0 million sub-limit for the issuance of standby and commercial letters of credit, and a $10.0 million sub-limit for swing line loans. At our option, loans under this agreement (other than swing line loans) bore interest at a variable rate based on LIBOR or an alternate variable rate based on either prime rate or the federal funds effective rate, in each case plus a basis point spread determined by reference to our leverage ratio. During the second quarter 2006 we borrowed $21.0 million on this facility. We repaid the outstanding balance with operating cash and voluntarily terminated this credit facility on June 27, 2006 upon the issuance of the Convertible Senior Subordinated Notes.
On June 27, 2006, we issued $373.8 million in principal amount of our 3.25 percent Convertible Senior Subordinated Notes due 2036 (the Notes). The Notes were issued pursuant to an Indenture dated as of June 27, 2006 (the Indenture) between us, certain of our significant domestic subsidiaries, as guarantors of the Notes, and U.S. Bank National Association, as trustee for the benefit of the holders of the Notes, which specifies the terms of the Notes. The Notes bear interest at the rate of 3.25 percent per year, payable semiannually in arrears in cash on January 1 and July 1 of each year, beginning January 1, 2007. The Notes have a stated maturity of July 1, 2036. The Notes are our direct, unsecured, senior subordinated obligations, rank junior to our senior secured credit facility and will rank junior in right of payment to all of our future senior secured debt as provided in the Indenture. In addition to regular interest on the Notes, we will also pay contingent interest during any six-month period from July 1 to December 31 and from January 1 to June 30, beginning with the period beginning July 1, 2011, if the average market price of the Noes for the five consecutive trading days immediately before the last trading day before the relevant six-month period equals or exceeds 120 percent of the principal amount of the Notes. The Notes are convertible into shares of our common stock under certain conditions specified in the Indenture. The Notes are also redeemable by us on or after July 6, 2011 at specified redemption prices as provided in the Indenture plus accrued and unpaid interest, plus contingent interest to, but excluding, the applicable redemption date, and the holders of the Notes may require us to purchase all or a portion of their Notes for cash on July 1, 2013, July 1, 2016, July 1, 2021, July 1, 2026, and July 1, 2031 or in the event of a designated event, at a purchase price equal to 100 percent of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, plus contingent interest to, but excluding, the purchase date.
On July 20, 2006, our wholly-owned subsidiary, American Medical Systems, Inc. (AMS), entered into a credit and guarantee agreement (the Credit Agreement) with CIT Healthcare LLC, as administrative agent and as collateral agent (the Administrative Agent or the Collateral Agent), CIT Capital Securities LLC, as co-lead arranger and as sole bookrunner, KeyBank National Association, as co-lead arranger and as syndication agent, General Electric Capital Corporation, as documentation agent, and certain lenders from time to time party thereto (the Lenders). We and each majority-owned domestic subsidiary of AMS, including Laserscope and its subsidiaries, are parties to the Credit Agreement as guarantors of all of the obligations of AMS arising under the Credit Agreement. The obligations of AMS and each of the guarantors arising under the Credit Agreement are secured by a first priority security interest granted to the Collateral Agent on substantially all of their respective assets, including a mortgage on the AMS facility in Minnetonka, Minnesota.
The Credit Agreement provides for a $430 million six-year senior secured credit facility which consists of (i) a term loan facility in an aggregate principal amount of $365 million and (ii) a revolving credit facility in an aggregate principal amount of up to $65 million. The revolving credit facility has a $5 million sublimit for the issuance of standby and commercial letters of credit and a $5 million sublimit for swing line loans. Funds are available under the credit facility to (i) fund a portion of the purchase price payable by AMS for the acquisition of Laserscope, (ii) fund ongoing working capital needs of AMS, including future capital expenditures and permitted acquisitions, and (iii) pay fees and expenses related to the senior secured credit facility and the acquisition of Laserscope. As of July 25, 2006, there are $369 million of borrowings outstanding under the Credit Agreement, which consists of the entire $365 million under the term loan facility and $4 million under the revolving credit facility.
The Credit Agreement contains standard affirmative and negative covenants and other limitations (subject to various carve-outs and baskets) regarding us, AMS, and in some cases, the subsidiaries of AMS. The covenants limit: (a) investments, capital expenditures, dividend payments, the disposition of material assets other than in the ordinary course of business, and mergers and acquisitions under certain conditions, (b) transactions with affiliates, unless such transactions are completed in the ordinary course of business and upon fair and reasonable terms, (c) liens and indebtedness, and (d) substantial changes in the nature of the companies’ business. The Credit Agreement contains customary financial covenants for secured credit facilities, consisting of maximum total and senior debt leverage ratios and minimum interest coverage and fixed charge coverage ratios. These financial covenants adjust from time to time during the term of the Credit Agreement. The covenants and restrictions contained in the Credit Agreement could limit our ability to fund our business, make capital expenditures, and make acquisition payments in the future.
Cash commitments.
On July 15, 2004, we acquired TherMatrx, Inc. (TherMatrx) and the former shareholders of TherMatrx were paid cash consideration of $40.0 million. We used cash on hand to make the initial payment and the $1.5 million of acquisition related costs. In addition to the initial closing payment, we were required to make contingent payments based on the net product revenues attributable to sales of the TherMatrx dose optimized thermotherapy product. These contingent payments equal four times the aggregate sales of products over the period which began on July 5, 2004 and ended on December 31, 2005, minus $40.0 million. These contingent payments have been accounted for as goodwill. Since the time of acquisition, earnout payments of $96.4 million have been accrued, of which $24.0 million was paid during the first six months of 2006. In accordance with the purchase agreement, a final adjustment payment will be made in third quarter 2006 for cash collected on open receivables at the end of the earnout period. This final payment is estimated to be approximately $2.4 million, which will be recorded as goodwill.
On July 7, 2005, we acquired Ovion Inc. and paid the former Ovion shareholders initial cash consideration of $9.8 million, after certain adjustments made at closing regarding the payment of outstanding liabilities of Ovion at the time of closing. We deposited $1.0 million of this initial consideration in escrow to be held for 12 months after closing of the merger to cover certain contingencies, and the balance was distributed to former Ovion shareholders. We used cash on hand to make the initial payment. We also incurred acquisition related costs of approximately $0.9 million. In addition to the initial closing payment, we will make contingent payments up to $20.0 million if certain clinical trial and regulatory milestones are completed and an earnout payment equal to net sales for a 12 month period after commercialization. In addition, the Ovion founders will receive a two percent royalty related to their initial technology contribution to Ovion. This transaction is more fully described in our Form 8-K filed with the SEC on July 7, 2005 and in Notes to Consolidated Financial Statements – No. 7.
On April 26, 2006, we acquired certain issued patents and other assets from BioControl Medical, Ltd., an Israeli company focused on developing medical devices for the application of electrical stimulation technology. We also acquired an exclusive license to other patents and intellectual property held by BioControl for use in urology, gynecology and other pelvic health applications. In addition, as part of this acquisition, we purchased Cytrix Israel, Ltd., an Israeli company with no operations other than the employment of a specific workforce to support the related licensed technology. The purchase price is comprised of an initial payment of $25.0 million, milestone payments for relevant accomplishments through and including FDA approval of the product of up to $25.0 million, and royalties over the first ten years of the related license agreement. We deposited $2.5 million of the initial payment in escrow to cover certain contingencies over the period of the agreement. We used both cash on hand and short term borrowings on our January 20, 2005 senior credit facility to make the initial payment.
On May 8, 2006, we completed the acquisition of Solarant Medical, Inc., a privately funded company focused on the development of minimally invasive therapies for women who suffer from stress urinary incontinence. The purchase price is comprised of an initial payment of $1.0 million, potential milestone payments totaling $4.0 million contingent upon FDA approval of the therapy and the establishment of reimbursement codes for the hospital and office settings, and an earnout based on revenues growth during the first three years in the event of product commercialization. In addition to these acquisition payments, we previously funded $1.0 million of Solarant’s development efforts.
Elizabeth Weatherman and Richard Emmitt are members of our Board of Directors and former members of the Solarant Board of Directors. In addition, investment funds with which Ms. Weatherman and Mr. Emmitt are affiliated are former shareholders of Solarant and will be entitled a share of any future purchase price payments we make related to Solarant.
We believe that funds generated from operations, together with our balances in cash and cash equivalents, as well as short term investments and our revolving credit commitment, will be sufficient to finance current operations, planned capital expenditures, and any contingent payments that become due related to the acquisitions described.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
We do not believe that the interest rate risk on earnings is material given our level of investments, their short-term nature and their relatively low interest earning rates. Also, we do not believe that the interest rate risk on expenses is material given the forecast level and timing of borrowings required in 2006. While significant borrowings have occurred during the quarter, this is comprised of fixed rate debt.
Currency
Our operations outside of the United States are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions and short term inter-company receivables from foreign subsidiaries are included in other income (expense).
During the three and six month periods of fiscal 2006, revenues from sales to customers outside the United States were 25.9 percent and 23.2 percent of total consolidated revenues, respectively. International accounts receivable, inventory, cash, and accounts payable were 37.0 percent, 8.8 percent, 1.9 percent, and 13.4 percent of total consolidated accounts for each of these items as of July 1, 2006. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar in fiscal 2006 relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $0.5 million and $0.7 million during the three and six month periods of fiscal 2006, respectively.
At July 1, 2006, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $20.2 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $2.0 million. Actual amounts may differ.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
Risk Factors
The following risk factors incorporate material changes from or additions to those previously disclosed in Item 1A to Part 1 of our Form 10K for the year ended December 31, 2005:
Changes in third party reimbursement for our products and therapies may influence our customers’ purchasing activity.
Our physician and hospital customers depend on third party government and non-government entities around the world to reimburse them for services provided to patients. The level of such third party reimbursement has fluctuated from time to time in the past, may fluctuate in the future, and is subject to review or withdrawal at any time. The level of reimbursement may influence whether customers purchase our products. Further, as we expand our offerings from implants surgically delivered to patients in hospital settings to minimally-invasive therapies delivered to patients in physician offices, we must address the information needs of varied reimbursement systems and processes. While our sales history of devices in the U.S. does not reflect an obvious correlation between sales levels and changes in the Center for Medicare and Medicaid Services, or CMS, reimbursement rates, office-based business may be more directly impacted by reimbursement rate fluctuations than our hospital-based business has been historically. For example, CMS currently is revising the methodology for calculating the physician practice expense component of the physician fee schedule, which accounts for, among other things, the cost of devices when a procedure is performed in a physician office or clinic. A significant change in practice expense payment levels may play a role in physician choices. Further, any unfavorable change in reimbursement could have a negative impact on our business.
Our revenues and operating results may be negatively affected and we may not achieve future growth projections if we fail to compete successfully against our competitors.
Our competitors include several large medical device manufacturers, including Johnson & Johnson, Medtronic, Inc., C.R. Bard, Inc. and Boston Scientific Corporation. These and other of our competitors have greater resources, more widely accepted products, better distribution channels, less invasive therapies, greater technical capabilities and stronger name recognition in individual product categories than we do. Our competitors will continue to improve their products and develop new competing products, including less invasive or non-invasive products, pharmaceuticals and cell or gene therapies. These new technologies and products may beat our products to the market, be more effective than our products, render our products obsolete by substantially reducing the prevalence of the conditions our products and therapies treat, or provide the same benefits as our existing products at the same or lower price. We may be unable to compete effectively with our competitors if we cannot keep up with existing or new alternative products, techniques, therapies and technologies in the markets we serve.
We may experience an interruption in sales of a product and incur costs if that product is recalled or withdrawn.
In the event that any of our products present a health hazard to the patient or physician, fail to meet product performance criteria or specifications, including labeling, or fail to comply with applicable laws including those administered by the United States Food and Drug Administration, or FDA, we could voluntarily recall or withdraw the products. The FDA and similar international regulatory bodies have the authority to require us to recall or withdraw our products in the event of material deficiencies or defects in design or manufacturing. A government mandated, or voluntary recall or withdrawal by us could occur as a result of unanticipated safety risks, manufacturing errors or design defects, including defects in labeling. In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims are supported by applicable law. We have initiated product recalls in the past and there is a possibility that we may recall or withdraw products in the future and that future recalls or withdrawals could result in significant costs to us and in significant negative publicity which could harm our ability to market our products in the future.
We may not be able to supply products that incorporate materials or components which are single- or sole-sourced.
Some of our products utilize raw materials or components that are either single-or sole-sourced. These sources of supply could encounter manufacturing difficulties or may unilaterally decide to stop supplying us because of product liability concerns or other factors. We currently rely on single source suppliers for the silicone and fabric used in our male prostheses and for the porcine dermis and mesh used in many of our female products. Furthermore, we use single sources for the TherMatrx consoles and disposables. A key component of the InhibiZone antibiotic technology is also procured from a single source. We have no written agreements with our key suppliers requiring them to supply us with these raw materials or components, and we cannot assure you that we would be able to timely or cost-effectively replace any of these sources upon any disruption. The loss of any of these suppliers could have a material adverse effect on our financial results in the near term, as we would be required to qualify alternate designs or sources.
The start-up, transfer, termination or interruption of any of these relationships or products, or the failure of our suppliers to supply product to us on a timely basis or in sufficient quantities, would likely cause us to be unable to meet customer orders for our products and harm our reputation with customers and our business. If we obtain a new supplier for a component, we may need to obtain FDA approval of a PMA supplement to reflect changes in product manufacturing and the FDA may require additional testing of any component from new suppliers prior to our use of these components. Further, if FDA approval of a PMA supplement is required, any delays in delivery of our product to customers would be extended and our costs associated with the change in product manufacturing may increase.
Our sale of products could be reduced if we are unable to comply with regulatory requirements or obtain the regulatory approvals necessary to market our products in the United States and foreign jurisdictions.
If we fail to receive regulatory approval for future products, or for modifications to the design, labeling or indications of existing products, we will be unable to market and sell these products. In the United States, we must obtain approval from the FDA before we can begin commercializing most of our products. In addition to compliance with the Federal Food, Drug and Cosmetic Act, some of our products use human tissue and may also be subject to the Public Health Service Act and the National Organ Transplant Act. The FDA approval processes are typically lengthy and expensive, and approval is never certain. Products distributed outside of the United States are also subject to foreign government regulations which vary from country to country. The time required to obtain approval from a foreign country may be longer or shorter than that required for FDA approval. In addition, we are required to comply with medical device reporting regulations, which require us to report to FDA or similar governmental bodies in other countries when our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. Our failure to comply or FDA disagreement with the approach taken to comply with regulatory requirements or obtain the necessary product approvals could result in government authorities:
•	imposing fines and penalties on us;

•	preventing us from manufacturing or distributing our products;

•	bringing civil or criminal charges against us;

•	delaying the introduction or denying marketing approval of our new products;

•	recalling, withdrawing, or seizing our products; and

•	requiring additional regulatory filings and/or approvals.
In the event we fail to comply with manufacturing regulations, we could be prevented from selling our products.
In order to commercially manufacture our products, we must comply with the FDA’s and other authorities’ manufacturing regulations which govern design controls, quality systems, labeling requirements and documentation policies and procedures. The FDA and foreign authorities periodically inspect our manufacturing facilities for compliance with these requirements. Our failure to comply with these manufacturing regulations may prevent or delay us from marketing or distributing our products, or cause the FDA to take other enforcement actions against us which could have a negative impact on our business.
We may be unable to adequately protect our intellectual property rights or obtain necessary intellectual property rights from third parties which could adversely affect our business, including losing market share to our competitors and the inability to operate our business profitably.
Our success depends in part on our ability to obtain and defend patent and other intellectual property rights that are important to the commercialization of our products and therapies. We rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our products. These legal means, however, afford only limited protection and may not adequately protect our rights. In addition, we cannot be assured that pending patent applications will be issued. The U.S. Patent and Trademark Office, or PTO, may deny or significantly narrow claims made under patent applications and the issued patents, if any, may not provide us with sufficient commercial protection. We could incur substantial costs in proceedings before the PTO. These proceedings could result in adverse decisions as to the priority of our inventions. We cannot be sure that patents we hold or may hold in the future will not be successfully challenged, invalidated or circumvented in the future. Others, including our competitors, may independently develop similar or competing technology or design around any of our patents and may have or may in the future seek to apply for and obtain patents that may prevent, limit or interfere with our ability to make, issue, use and sell our products and product candidates. We have not secured patent protection in certain foreign countries in which our products are sold. The laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as U.S. laws, or at all. We may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries.
We seek to protect our trade secrets and unpatented proprietary technology, in part, with confidentiality agreements with our employees and consultants. We cannot assure you, however, that:
•	these agreements will not be breached;

•	we will have adequate remedies for any breach; or

•	our trade secrets will not otherwise become known to or independently developed by our competitors.
Any disclosure of confidential information to third parties or into the public domain could allow our competitors to use such information in competition against us. In addition, we may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed trade secrets or other proprietary information of their former employers.
We could incur significant costs and/or be required to stop the sale of the related product as a result of litigation or other proceedings relating to patent and other intellectual property rights.
Our success and competitive position depends in part on our ability to effectively prosecute claims against others that we believe are infringing our intellectual property rights and to defend against such claims made against us. The medical device industry is highly litigious with respect to patents and other intellectual property rights. Companies in the medical device industry have used intellectual property litigation to seek to gain a competitive advantage. In the future, we may become a party to lawsuits involving patents or other intellectual property. A legal proceeding, regardless of the outcome, would draw upon our financial resources and divert the time and efforts of our management. If we lose one of these proceedings, a court, or a similar foreign governing body, could require us to pay significant damages to third parties, require us to seek licenses from third parties and pay ongoing royalties, or require us to redesign our products. If we were unable to develop alternative technologies or acquire a license upon reasonable terms we may be prevented from manufacturing, using or selling our products. In addition to being costly, protracted litigation to defend or enforce our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until the litigation is resolved. Further we may be involved in future proceedings before the PTO, including with regard to three existing requests for interference claims filed by Conceptus, Inc. against two Ovion patent applications and one Ovion patent.
We are required to comply with broad, pervasive and continually changing federal and state “fraud and abuse” laws, and, if we are unable to fully comply with such laws, we could face substantial penalties and our products could be excluded from government healthcare programs.
We are subject to various federal and state laws pertaining to healthcare fraud and abuse. These laws, which directly or indirectly affect our ability to operate our business, include, but are not limited to, the following:
•	the federal Anti-Kickback Statute, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs, and corresponding state laws;

•	the federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government; and

•	the federal False Statements Statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

If our past or present operations are found to be in violation of any of the laws described above or other similar governmental regulations to which we or our customers are subject, we or our officers may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, imprisonment, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Similarly, if the physicians or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation. If enforcement action were to occur, our reputation and our business and financial condition may be harmed, even if we were to prevail or settle the action.
We could incur significant costs or other negative impacts if significant product liability claims are made against us.
The manufacture and sale of medical devices exposes us to significant risk of product liability claims. In the past, and at present, we have a number of product liability claims relating to our products. In the future, we may be subject to additional product liability claims, some of which may damage our reputation, divert the time, attention and resources of our management, require us to pay substantial damage awards as a result of any successful claim, or otherwise have a negative impact on our business. As our product and therapy portfolio broadens into the treatment of additional medical indications, our historical product liability experience may not be a reflection of our longer term future exposure. As a result of our exposure to product liability claims, we currently carry product liability insurance with policy limits per occurrence and in the aggregate that we have deemed to be sufficient. We cannot predict, however, whether this insurance is sufficient, or if not, whether we will be able to obtain sufficient insurance to cover the risks associated with our business or whether such insurance will be available at premiums that are commercially reasonable. If a product liability claim or series of claims is brought against us for uninsured liabilities or for amounts in excess of our insurance coverage, our business could suffer.
Changes in international stability or foreign exchange rates could negatively impact our sales.
During fiscal 2005, approximately 21.8 % of our sales were to customers outside the United States. Some of these sales were to governmental entities and other organizations with extended payment terms. A number of factors, including differing economic conditions, changes in political climate, differing tax structures, changes in diplomatic and trade relationships, and political or economic instability in the countries where we do business, could affect payment terms and our ability to collect foreign receivables. We have little influence over these factors and changes could have a material adverse impact on our business. In addition, foreign sales are influenced by fluctuations in currency exchange rates, mainly in the euro. In recent years, our sales have been positively impacted by increases in the value of the euro relative to the U.S. dollar. Decreases in the value of the euro relative to the U.S. dollar would negatively impact our sales.
We intend to continue our operations outside the United States and potentially to enter additional international markets. We anticipate that sales to customers outside of North America will increase and will continue to represent a significant portion of our total revenues in future periods. These activities require significant management attention and financial resources and further subject us to the risks of operating internationally. Specific risks include, but are not limited to:
•	changes in regulatory requirements;

•	delays resulting from difficulty in obtaining export licenses for certain technology;

•	customs, tariffs and other barriers and restrictions; and

•	burdens of complying with a variety of foreign laws.

The failure to successfully integrate Laserscope’s business and operations in the expected time frame, or at all, may adversely affect the combined company’s future results.
We believe that the acquisition of Laserscope will result in certain benefits, including certain global sales force improvements and cost synergies, and will drive product innovations and operational efficiencies. However, to realize these anticipated benefits, the businesses of each company must be successfully combined. The success of the merger will depend on the combined company’s ability to realize these anticipated benefits from combining the businesses of AMS and Laserscope. The combined company may fail to realize the anticipated benefits of the merger on a timely basis, or at all, for a variety of reasons, including the following:
•	failure to successfully manage relationships with customers, distributors and suppliers;

•	failure of customers to accept new products or to continue as customers of the combined company;

•	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;

•	failure to qualify the combined company’s products as a primary source of supply with OEM customers on a timely basis or at all;

•	failure to successfully launch the anticipated Laserscope Greenlight HPS product to treat obstructive BPH;

•	potential incompatibility of technologies and systems;

•	diversion of management resources from the business of the combined company to integration-related issues ;

•	failure to leverage the increased scale of the combined company quickly and effectively;

•	potential difficulties integrating and harmonizing financial reporting systems; and

•	the loss of key employees.
As a result, the integration may result in additional and unforeseen expenses or delays. Further, the size of the transaction may make our integration with Laserscope difficult, expensive and disruptive, adversely affecting the combined company’s revenues and earnings, and implementation of merger integration efforts may divert management’s attention from other strategic priorities. If the combined company is not able to successfully integrate Laserscope’s business and operations, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.
Laserscope’s aesthetics business comprised a substantial portion of its operating results, and we are considering a divestiture of this business.
The aesthetics business comprised a substantial portion of the historical operating results of Laserscope. In connection with the acquisition, we announced our intention to divest the aesthetics business and, accordingly, will treat it as a discontinued operation going forward. As a result, the operations of the ongoing business of Laserscope following the acquisition will be substantially less than the historical operating results that include this business. If we do not divest this business, we will be required to maintain or wind-down the aesthetics business. The costs of doing so could be substantial and would adversely affect future operating results through ongoing realization of unanticipated expenses and one-time disposition charges.
Related to our acquisition of Laserscope, we have substantially increased our debt leverage, which may result in dilution to our shareholders.
On June 27, 2006, we issued $373.8 million in principal amount of our 3.25 percent Convertible Senior Subordinated Notes as described in Note 12. On July 20, 2006, we closed on a senior secured credit facility led by CIT Healthcare LLC to fund a portion of the purchase of Laserscope shares also as described in Note 12.
If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on these aggregate debt obligations, we would default under the terms of the applicable loan agreements or indentures. Any such default would likely result in an acceleration of the repayment obligations to such lenders as well as the lenders under any of our or AMS’ other debt agreements under the applicable cross default provisions.

Even if we are able to meet our debt service obligations, the amount of debt we undertake could adversely affect us in a number of ways, including by:
•	limiting our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business;

•	placing us at a competitive disadvantage relative to our competitors who have lower levels of debt;

•	decreasing our debt ratings and increasing our cost of borrowed funds;

•	making us more vulnerable to a downturn in our business or the economy generally;

•	subjecting us to the risk of being forced to refinance at higher interest rates these amounts when due; and

•	requiring us to use a substantial portion of our cash to pay principal and interest on our debt or AMS’ debt, instead of contributing those funds to other purposes such as working capital and capital expenditures.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of stockholders was held on May 4, 2006.

At the meeting Thomas E. Timbie and Elizabeth H. Weatherman were reelected for a term expiring in May 2009. Martin J. Emerson and Albert Jay Graf continue to serve as directors for terms expiring in May 2007, and Richard B. Emmitt and Christopher H. Porter, Ph.D. continue to serve as directors for terms expiring in May 2008. Shareholders also approved an amendment to our Second Amended and Restated Certificate of Incorporation and ratified the appointment of Ernst & Young LLP as independent auditors for fiscal year 2006.

The results of the stockholder votes were as follows:

	For	Withheld

1. Election of Directors:
Term expiring in 2009:
Thomas E. Timbie	63,767,194	1,598,778
Elizabeth H. Weatherman	62,888,924	2,477,048

				Broker
	For	Against	Abstain	Non-Votes

2. Approval of Second Amended and Restated Certificate of Incorporation	59,433,909	98,949	403,330	5,429,784

3. Ratification of Ernst & Young LLP as independent auditors for fiscal year 2006	64,318,420	648,776	398,776	0

ITEM 6. EXHIBITS

Item No.	Item	Method of Filing
1.1	Purchase Agreement, dated as of June 21, 2006, between American Medical Systems Holdings, Inc. and Piper Jaffray & Co., as representative of the Underwriters listed in Schedule I thereto.	Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on June 28, 2006 (File No. 000-30733).
2.1	Agreement and Plan of Merger, dated as of June 3, 2006, by and among American Medical Systems Holdings, Inc., Laserscope and Kermit Merger Corp.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 5, 2006 (File No. 000-30733).
3.1	Second Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).
4.1	Form of Indenture for Senior Debt Securities.	Incorporated by reference to Exhibit 4.2 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).
4.2	Form of Senior Debt Security.	Incorporated by reference to Exhibit 4.3 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).
4.3	Form of Indenture for Subordinated Debt Securities.	Incorporated by reference to Exhibit 4.4 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).
4.4	Form of Subordinated Debt Security.	Incorporated by reference to Exhibit 4.5 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).
4.5	Form of Indenture for Senior Subordinated Debt Securities.	Incorporated by reference to Exhibit 4.6 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).
4.6	Form of Senior Subordinated Debt Security.	Incorporated by reference to Exhibit 4.7 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).
4.7	Indenture, dated as of June 27, 2006, between American Medical Systems Holdings, Inc., the Notes Guarantors (as defined therein), and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 28, 2006 (File No. 000-30733).
4.8	Form of 31/4% Convertible Senior Subordinated Note.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 28, 2006 (File No. 000-30733).
10.1	Asset Purchase Agreement, dated April 26, 2006, between American Medical Systems, Inc. and BioControl Medical, Ltd.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 27, 2006 (File No. 000-30733).
10.2	License Agreement, dated April 26, 2006, between American Medical Systems, Inc. and BioControl Medical, Ltd.	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 27, 2006 (File No. 000-30733).

Item No.	Item	Method of Filing
10.3	Agreement and Plan of Merger, dated as of May 8, 2006, by and among, American Medical System, Inc., Xenon Merger Corp., a wholly owned subsidiary of American Medical System, Inc., Solarant Medical, Inc., and Warburg Pincus Equity Partners, L.P., as stockholders’ representative.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 9, 2006 (File No. 000-30733).
10.4	Compensation Summary for Ross Longhini, Executive Vice President and Chief Operating Officer.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 20, 2006 (File No. 000-30733).
10.5	“Executive Compensation and Other Benefits —Executive Employment Agreements” Section of the Company’s Schedule 14A, Definitive Proxy Statement dated April 6, 2006.	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 20, 2006 (File No. 000-30733).
10.6	Form of Notice of Amendment to Stock Option Certificate/Agreement for Executive Officers of American Medical Systems Holdings, Inc.	Filed with this Quarterly Report on Form 10-Q.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC

August 10, 2006	By	/s/ Martin J. Emerson

Date		Martin J. Emerson President and Chief Executive Officer

August 10, 2006	By	/s/ Carmen L. Diersen

Date		Carmen L. Diersen Executive Vice President, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Fiscal Quarter Ended July 2, 2006

Item No.	Item	Method of Filing
1.1	Purchase Agreement, dated as of June 21, 2006, between American Medical Systems Holdings, Inc. and Piper Jaffray & Co., as representative of the Underwriters listed in Schedule I thereto.	Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on June 28, 2006 (File No. 000-30733).
2.1	Agreement and Plan of Merger, dated as of June 3, 2006, by and among American Medical Systems Holdings, Inc., Laserscope and Kermit Merger Corp.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 5, 2006 (File No. 000-30733).
3.1	Second Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).
4.1	Form of Indenture for Senior Debt Securities.	Incorporated by reference to Exhibit 4.2 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).
4.2	Form of Senior Debt Security.	Incorporated by reference to Exhibit 4.3 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).
4.3	Form of Indenture for Subordinated Debt Securities.	Incorporated by reference to Exhibit 4.4 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).
4.4	Form of Subordinated Debt Security.	Incorporated by reference to Exhibit 4.5 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).
4.5	Form of Indenture for Senior Subordinated Debt Securities.	Incorporated by reference to Exhibit 4.6 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).
4.6	Form of Senior Subordinated Debt Security.	Incorporated by reference to Exhibit 4.7 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).
4.7	Indenture, dated as of June 27, 2006, between American Medical Systems Holdings, Inc., the Notes Guarantors (as defined therein), and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 28, 2006 (File No. 000-30733).
4.8	Form of 31/4% Convertible Senior Subordinated Note.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 28, 2006 (File No. 000-30733).
10.1	Asset Purchase Agreement, dated April 26, 2006, between American Medical Systems, Inc. and BioControl Medical, Ltd.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 27, 2006 (File No. 000-30733).

Item No.	Item	Method of Filing
10.2	License Agreement, dated April 26, 2006, between American Medical Systems, Inc. and BioControl Medical, Ltd.	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 27, 2006 (File No. 000-30733).
10.3	Agreement and Plan of Merger, dated as of May 8, 2006, by and among, American Medical System, Inc., Xenon Merger Corp., a wholly owned subsidiary of American Medical System, Inc., Solarant Medical, Inc., and Warburg Pincus Equity Partners, L.P., as stockholders’ representative.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 9, 2006 (File No. 000-30733).
10.4	Compensation Summary for Ross Longhini, Executive Vice President and Chief Operating Officer.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 20, 2006 (File No. 000-30733).
10.5	“Executive Compensation and Other Benefits —Executive Employment Agreements” Section of the Company’s Schedule 14A, Definitive Proxy Statement dated April 6, 2006.	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 20, 2006 (File No. 000-30733).
10.6	Form of Notice of Amendment to Stock Option Certificate/Agreement for Executive Officers of American Medical Systems Holdings, Inc.	Filed with this Quarterly Report on Form 10-Q.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.