Form 10-Q
period 2006-09-30
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2006-11-09
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑                      Accelerated filer ☐                      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of November 3, 2006 there were 70,936,057 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$34,077	$30,885
Short term investments	468	15,505
Accounts receivable, net	77,575	51,058
Inventories, net	39,615	18,191
Deferred income taxes	8,860	3,197
Other current assets	25,063	4,072
Assets of discontinued operations held for sale	34,400	—

Total current assets	220,058	122,908

Property, plant and equipment, net	39,982	21,371
Goodwill, net	680,113	169,700
Intangibles, net	162,295	40,578
Deferred income taxes	—	4,110
Investment in technology and other assets	926	659
Other long-term assets	3,001	—

Total assets	$1,106,375	$359,326

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,016	$3,688
Accrued compensation expenses	19,833	11,480
Accrued warranty expense	2,908	1,618
Income taxes payable	—	2,387
Other accrued expenses	47,268	8,214
Contingent liability on acquisition	—	25,988
Liabilities of discontinued operations held for sale	6,100	—

Total current liabilities	93,125	53,375
Long-term debt	713,814	—
Deferred income taxes	26,146	—
Accumulated post retirement benefit obligation	3,072	3,072

Total liabilities	836,157	56,447

Stockholders’ equity
Common stock, par value $.01 per share; authorized 220,000,000 shares; issued and outstanding:
70,900,405 shares at September 30, 2006 and 69,525,169 shares at December 31, 2005	709	695
Additional paid-in capital	248,372	227,284
Accumulated other comprehensive income	3,878	2,414
Retained earnings	17,259	72,486

Total stockholders’ equity	270,218	302,879

Total liabilities and stockholders’ equity	$1,106,375	$359,326

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net sales	$90,500	$61,738	$242,906	$189,520
Cost of sales (a)	18,865	11,156	42,302	34,130

Gross profit	71,635	50,582	200,604	155,390

Operating expenses
Marketing and selling (a)	31,465	22,341	88,649	67,491
Research and development (a)	9,295	4,995	22,849	14,499
In-process research and development	61,500	9,220	89,575	9,220
General and administrative (a)	8,552	5,217	22,681	16,213
Integration costs	273	—	273	—
Amortization of intangibles	5,172	2,200	8,798	5,938

Total operating expenses	116,257	43,973	232,825	113,361

Operating (expense) income	(44,622)	6,609	(32,221)	42,029

Other (expense) income
Royalty income	479	505	1,340	1,491
Interest income	1,364	298	2,120	933
Interest expense	(8,907)	(44)	(9,260)	(140)
Financing charges	(491)	—	(7,446)	—
Other income (expense)	107	(28)	397	(1,104)

Total other (expense) income	(7,448)	731	(12,849)	1,180

(Loss) income from continuing operations before income taxes	(52,070)	7,340	(45,070)	43,209

Provision for income taxes	5,862	5,925	9,485	18,544

Net (loss) income from continuing operations	(57,932)	1,415	(54,555)	24,665

Loss from discontinued operations, net of tax	(672)	—	(672)	—

Net (loss) income	$(58,604)	$1,415	$(55,227)	$24,665

Net (loss) income per share
Basic net (loss) earnings from continuing operations	$(0.83)	$0.02	$(0.78)	$0.36
Discontinued operations, net of tax	(0.01)	—	(0.01)	—

Basic net (loss) earnings	$(0.84)	$0.02	$(0.79)	$0.36

Diluted net (loss) earnings from continuing operations	$(0.83)	$0.02	$(0.78)	$0.34
Discontinued operations, net of tax	(0.01)	—	(0.01)	—

Diluted net (loss) earnings	$(0.84)	$0.02	$(0.79)	$0.34

Weighted average common shares used in calculation
Basic	70,122	69,344	69,877	68,741
Diluted	70,122	72,096	69,877	71,658

(a) These line items include stock-based compensation of:

Cost of sales	$96	$—	$251	$—
Marketing and selling	703	—	2,454	—
Research and development	471	—	1,505	—
General and administrative	633	—	2,770	—

Stock-based compensation expense	$1,903	$—	$6,980	$—

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2006	October 1, 2005
Cash flows from operating activities
Net (loss) income	$(55,227)	$24,665
Loss from discontinued operations	(672)	—

(Loss) earnings from continuing operations	(54,555)	24,665

Adjustments to reconcile net (loss) earnings from continuing operations to net cash provided by operating activities
Depreciation	4,031	4,030
Loss on asset disposals	331	232
Amortization of intangibles, including deferred financing costs	9,289	5,938
Non-cash deferred compensation	—	61
In-process research and development charges	89,575	9,220
Financing charges on credit facility	6,955	—
Excess tax benefit from excercise of stock options	(1,515)	—
Tax benefit on exercised stock option arrangements	5,614	4,079
Change in net deferred income taxes	4,701	912
Stock based compensation	6,980	—

Changes in operating assets and liabilities, net of acquired amounts:
Accounts receivable	(8,489)	654
Inventories	(3,456)	1,991
Accounts payable and accrued expenses	23,223	(1,654)
Other assets	(18,010)	(4,211)

Net cash provided by operating activities	64,674	45,917

Cash flows from investing activities
Purchase of property, plant and equipment	(13,484)	(3,703)
Purchase of business, net of cash acquired	(750,853)	(56,309)
Purchase of investments in technology	(28,075)	(1,620)
Purchase of license agreement	(1,020)	—
Purchase of short term investments	(139)	(30,340)
Sale of short term investments	15,189	30,204

Net cash used in investing activities	(778,382)	(61,768)

Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	361,218	—
Proceeds from senior secured credit facility, net of issuance costs	352,754	—
Issuance of common stock	8,321	11,926
Excess tax benefit from exercise of stock options	1,515	—
Proceeds from short term borrowings	4,000	—
Repayments of short term borrowings	(4,000)	—
Financing charges paid on credit facility	(6,955)	—

Net cash provided by financing activities	716,853	11,926
Cash used in discontinued operations
Operating activities	(672)	—

Cash used in discontinued operations	(672)	—

Effect of currency exchange rates on cash	719	855

Net increase (decrease) in cash and cash equivalents	3,192	(3,070)
Cash and cash equivalents at beginning of period	30,885	35,689

Cash and cash equivalents at end of period	$34,077	$32,619

Supplemental disclosure
Cash paid for interest	$935	$—
Cash paid for taxes	$16,798	$14,843
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
We have a 52 or 53 week fiscal year ending on the Saturday nearest December 31. Accordingly, the third fiscal quarter of 2006 and 2005 are represented by the three month periods ended on September 30, 2006 and October 1, 2005, respectively.
In the third quarter of fiscal year 2006, in conjunction with our acquisition of Laserscope, we committed to a plan to divest Laserscope’s aesthetics business. The results of operations for this business are included in the discontinued operations section of the statements of operations beginning from the date of acquisition of July 20 2006. The assets and liabilities of this business are presented as Assets and Liabilities of discounted operations held for sale in the balance sheet as of September 30, 2006. Unless otherwise noted, disclosures of revenues and expenses in the Notes to Consolidated Financial Statements refer to continuing operations only.
NOTE 2. Acquisition and Financing of Laserscope
On July 20, 2006, we completed a cash tender offer and acquired over 90% of the outstanding shares of Laserscope common stock. On July 25, 2006, the remaining shares of Laserscope common stock that were not purchased in the tender offer were acquired though a short-form merger pursuant to which our acquisition subsidiary merged with and into Laserscope, resulting in Laserscope becoming a wholly owned subsidiary of AMS.
The primary purpose of the Laserscope acquisition was to gain access to Laserscope’s line of medical laser systems and related energy delivery devices for the outpatient surgical centers, hospital markets, and potentially physician offices. Laserscope’s products are used in the minimally invasive surgical treatment of obstructive benign prostatic hyperplasia (BPH).
Laserscope relied upon direct and indirect distribution for the marketing and sale of their product. We define direct distribution specifically as the marketing, selling, invoicing, collecting and physical distribution of product through AMS entities and employees directly to the end users who will utilize the product in a medical procedure. We define indirect distribution as the distribution of AMS product through third parties which includes stocking distributors and third party mobile providers. Further, we define stocking distributors as unrelated entities who purchase AMS product from AMS with the sole intent of reselling the product to end users who will utilize the product in a medical procedure. Third party mobile providers are defined as unrelated entities that purchase AMS product with the intention of bundling AMS product with specific procedural support services and selling this bundled product to end users who will utilize the product in a medical procedure.
The total acquisition price for Laserscope shares and options was $718.0 million, in addition to transaction costs of approximately $18.7 million and restructuring costs of approximately $7.5 million. The total purchase price, net of acquired cash on hand at closing of $20.1 million, was $724.1million. This purchase price does not include an additional $31.8 million in debt financing costs.
Our consolidated financial statements for the three and nine months ended September 30, 2006 include the financial results of Laserscope beginning from the acquisition date of July 20, 2006. As described in Note 3 — Discontinued Operations, we have committed to a plan to divest Laserscope’s aesthetics business.

Financing
The transaction was partially funded through the issuance of $373.8 million in principal amount of Convertible Senior Subordinated Notes on June 27, 2006. In addition, in conjunction with the Laserscope acquisition, our wholly-owned subsidiary, American Medical Systems, Inc. (AMS), entered into a credit and guarantee agreement (the credit facility) for a $430 million six-year senior secured credit facility on July 20, 2006. As of September 30, 2006, a total of $365 million of term loan borrowings were outstanding under the credit facility. These financings are more fully described in Note 13- Debt.
Purchase Accounting
The aggregate Laserscope purchase price was allocated to the assets acquired and liabilities assumed based on their preliminarily estimated fair values at the date of acquisition. The preliminary estimate of the excess of purchase price over the fair value of net tangible assets acquired was allocated to identifiable intangible assets and goodwill. In accordance with generally accepted accounting principles, we have twelve months from closing of the acquisition to finalize the valuation. The following table summarizes the preliminary estimate of fair value of the identifiable tangible and intangible assets and goodwill, net of liabilities assumed, that were acquired as part of the Laserscope acquisition:

(in thousands)

Developed and core technology	$88,700
Trademarks	40,800
In-process research and development	61,500
Assets held for sale, net of tax	28,300
Tangible assets acquired, net of liabiltiies assumed	14,330
Deferred tax liability on assets acquired, net of deferred tax assets	(19,891)
Goodwill	510,379

Estimated fair value of identifiable tangible and intangible assets and goodwill, net of cash acquired and liabilites assumed	$724,118

The determination of the portion of the purchase price allocated to developed and core technology, trademarks, and in-process research and development was based on our forecasted cash inflows and outflows and using an excess earnings method to calculate the fair value of assets purchased. We are responsible for these estimated values, and considered other factors including an independent valuation of our assumptions. The developed and core technology is being amortized over the estimated product lifecycles ranging from 1-10.5 years, with this expense reflected as part of the amortization of intangibles in the Consolidated Statement of Operations. In accordance with purchase accounting rules, the acquired in-process research and development of $61.5 million was expensed in our third fiscal quarter of 2006 with no related income tax benefit. Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of acquisition based on management’s assessment or third party appraisals.
Restructuring Costs
We recorded, through September 30, 2006, restructuring costs of approximately $7.5 million associated primarily with employee terminations and benefits for certain employees of Laserscope. No payments have been made as of September 30, 2006. In accordance with purchase accounting rules, these costs were recognized as liabilities assumed in the purchase business combination and are reflected as an increase to goodwill. These costs represent managements approved reduction of the Laserscope workforce by approximately 34 employees, mainly in administrative and marketing departments, as well as costs associated with change-in-control provisions of certain Laserscope employment contracts. The affected employees have been notified of their terminations and we expect the terminations to be completed by the second quarter of fiscal year 2007.
Integration Costs
In the three and nine months ended September 30, 2006, we recorded $0.3 million of integration costs associated with the Laserscope acquisition, primarily related to travel, legal and consulting expenses, these integration costs are included in operating expenses.

The following table contains pro forma results for the three and nine months ended September 30, 2006 and October 1, 2005, as if the acquisition had occurred at the beginning of 2005:

	Three Months Ended		Nine Months Ended
(in thousands except per share data)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Revenues	$101.2	$92.2	$315.6	$281.6
Net income (loss)	$3.3	$(0.1)	$4.3	$13.5
Net income (loss) per share:
Basic	$0.05	$(0.00)	$0.06	$0.20
Diluted	$0.05	$(0.00)	$0.06	$0.19
The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they claim to be indicative of the results that will be obtained in the future. The above pro forma financial results include the results of operations of Laserscope in its entirety during these periods. Since the aesthetics business had not been reported as a discontinued operation until the quarter ended September 30, 2006, results for all periods include the aesthetics business.
NOTE 3. Discontinued Operations
In conjunction with our acquisition of Laserscope in July 2006 (see Note 2 — Acquisition and Financing of Laserscope), we committed to a plan to divest Laserscope’s aesthetics business. The aesthetics business provides medical laser-based solutions for cosmetic treatments, and we determined that the aesthetics business does not fit into our strategy to focus on developing, manufacturing and marketing medical devices that restore pelvic health. We are actively marketing the aesthetics business and expect to complete the sale within 12 months from the date of acquisition.
In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of the aesthetics business have been reported as discontinued operations beginning from the date of acquisition of July 20, 2006. The assets and liabilities of this business have been recorded at estimated fair value less cost to sell, net of taxes, and are presented as held for sale in our consolidated balance sheet as of September 30, 2006.
The following table represents the results of discontinued operations for the three and nine months ended September 30, 2006:

Three and Nine
Months Ended
(in thousands)	September 30, 2006

Net Sales	$5,672
Loss from discontinued operations before income taxes	(1,082)
Income tax benefit	(410)

Loss from discontinued operations, net of taxes	$(672)

The following is a summary of the carrying value of assets and liabilities of discontinued operations held for sale of the aesthetics business as of September 30, 2006:

(in thousands)	September 30, 2006

Assets:
Accounts receivable, net	$6,910
Inventories, net	13,445
Property, plant and equipment, net	2,018
Other assets	1,102

Total carrying value of assets of discontinued operations held for sale	$23,475

Liabilities:
Accrued compensation expenses	$911
Accrued warranty expense	1,611
Other accrued expenses	3,368

Total carrying value of liabilities of discontinued operations held for sale	$5,890

The estimated fair value of the aesthetics business as of September 30, 2006, has been determined to be $34.4 million, less $6.1 million income tax liability on the sale, for a net realizable value of $28.3 million.
NOTE 4. Stock-Based Compensation
At September 30, 2006 we have one active stock-based employee compensation plan under which new awards may be granted. Awards may include incentive stock options, non-qualified option grants or restricted stock. Prior to January 1, 2006, we accounted for this plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market price of the underlying stock on the date of the grant.
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized in the period ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.
As a result of adopting SFAS 123(R) on January 1, 2006, our loss from continuing operations, and net loss for the three months ended September 30, 2006, are $1.9 million, and $1.4 million greater, respectively, and our loss from continuing operations, and net loss for the nine months ended September 30, 2006 was $7.0 million, and $5.3 million greater, than if we had continued to account for share-based compensation under APB Opinion 25.
The following table presents a summary of the share-based compensation expense recognized for these plans:

	Three Months
	Ended	Nine Months Ended
(in thousands)	September 30, 2006	September 30, 2006

Stock-option awards	$1,791	$6,468
Restricted stock awards	50	80
Employee stock purchase plan	63	433

Total share-based compensation expense	$1,904	$6,981

Compensation cost capitalized as part of inventory at September 30, 2006 was $0.2 million. The total income tax benefit recognized in our statement of operations for share-based compensation arrangements was $0.5 million and $1.7 million, respectively, for the three and nine months ended September 30, 2006. Basic and diluted earnings per share for the three and nine months ended September 30, 2006 would both have been $0.02 and $0.08 higher, respectively, had we not adopted SFAS 123(R).

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1.5 million excess tax benefit for the nine-month period ended September 30, 2006, classified as a financing cash inflow would have been classified as an operating cash inflow had we not adopted SFAS 123(R). Comparable amounts for the period ending October 1, 2005 have not been reclassified in our statement of cash flows.
Prior to January 1, 2006, we accounted for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provision of SFAS 123 to options granted under our stock option plans in the same quarter of the prior year. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing formula and is amortized to expense over the options’ vesting periods.

	Three Months
	Ended	Nine Months Ended
(in thousands, except per share data)	October 1, 2005	October 1, 2005

Net income, as reported	$1,415	$24,665

Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(1,945)	(5,200)

Pro forma net income (loss)	$(530)	$19,465

Net income (loss) per share
As reported
Basic	$0.02	$0.36
Diluted	$0.02	$0.34

Pro forma
Basic	$(0.01)	$0.28
Diluted	$(0.01)	$0.27
Our 2005 Stock Incentive Plan (2005 Plan), which replaced our 2000 Equity Incentive Plan (2000 Plan), permits the grant of share options and shares to our employees, consultants and directors of up to 6,600,000 shares of common stock, plus the number of shares subject to outstanding options under our 2000 Plan as of May 5, 2005, for total grants available of 21,689,824. We have granted options to purchase shares for an aggregate of 16,896,580 shares (net of cancellations) under both plans and 4,793,244 shares remain available for future grants under our 2005 Plan.
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
Activity under our 2000 and 2005 plans for the nine months ended September 30, 2006 was as follows:

		Weighted average
	Options	exercise price
	outstanding	per share

Balance at December 31, 2005	7,950,650	$11.97
Granted	991,050	19.89
Exercised	(1,286,891)	5.44
Cancelled or expired	(648,609)	15.80

Balance at September 30, 2006	7,006,200	$13.94

An aggregate of 4,292,777 stock options were exercisable at September 30, 2006. Exercise prices and weighted average remaining contractual life for options outstanding as of September 30, 2006, excluding estimated forfeitures, are summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Range of exercise prices	of shares	contractual life	price	of shares	price

$0.83 — $8.10	1,762,083	4.5 years	$5.32	1,700,702	$5.22
$8.28 — $14.94	1,920,299	6.8 years	12.68	1,607,151	12.51
$15.62 — $19.69	1,955,450	6.9 years	18.27	668,002	18.50
$19.72 — $21.68	1,368,368	6.9 years	20.63	316,922	20.13

Total	7,006,200	6.9 years	$13.94	4,292,777	$11.12

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $13.0 million and $16.6 million, respectively. The total intrinsic value of options outstanding and options exercisable at September 30, 2006 was $35.2 million and $32.3 million, respectively. The total intrinsic value at September 30, 2006 is based on our closing stock price on the last trading day of the quarter for in-the-money options. The weighted-average remaining contractual term of options exercisable at September 30, 2006 was 5.9 years.
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

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Fair value of options granted	$7.14	$6.47	$7.50	$7.56
Risk free interest rate	4.92%	3.97%	4.73%	3.28%
Expected dividend rate	—	—	—	—
Stock price volatility	35.16%	37.82%	35.25%	38.25%
Expected life of option	5.1	4.0	4.7	5.2
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
Expected volatility: We estimate the volatility of our common stock by using the historical volatility over the expected life of the applicable option. We made the decision to use historical volatility due to the limited availability of actively traded options for our common stock from which to derive implied volatility. Prior to adopting SFAS No. 123(R), we used historical volatility to determine expected volatility.
Risk-free rate of return: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a term similar to the expected life of the options.
Dividend yield: We have not paid dividends in the past and do not anticipate paying any cash dividends in the foreseeable future, therefore a dividend yield of zero is assumed.

As of September 30, 2006, we had $20.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during the three and nine month periods ended September 30, 2006 were $1.9 million and $7.2 million, respectively.
During the quarter ended September 30, 2006, stock options were exercised to acquire 987,560 shares. Cash received upon exercise was $4.4 million. The tax benefit realized upon exercise was $4.8 million. Shares purchased under the employee stock purchase plan were 31,590 during the quarter.
Restricted Stock
Restricted stock awards are granted to employees under the 2005 Stock Incentive Plan upon hire or based on performance criteria established by management. Restricted stock awards are independent of stock option awards and are subject to forfeiture if employment terminates prior to the release of the restrictions. We grant restricted stock which vests over either a three or four year period. During the vesting period, ownership of the shares cannot be transferred. Restricted stock is considered issued and outstanding at the grant date and has the same dividend and voting rights as other common stock. We recognize compensation expense for the fair value of the restricted stock grants issued based on the closing stock price on the date of grant. The plan does not designate the specific number of shares available for restricted stock grants, as these are issued from the full pool of shares available under the 2005 Stock Incentive Plan. The option pool is reduced by two shares for each restricted share granted.
The following table summarizes restricted stock activity during the nine months ended September 30, 2006:

	Unvested Shares	Weighted average
	outstanding	grant price

Balance at December 31, 2005	—	$—
Granted	93,676	18.43
Vested	—	—
Cancelled	(1,400)	19.06

Balance at September 30, 2006	92,276	$18.42

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (ESPP) which allows employees to elect, in advance of each calendar quarter, to contribute up to 10 percent of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85 percent of the fair market value on the first or last day of each quarter. Compensation expense recognized on shares issued under our ESPP is based on the value to the employee realized after the 15 percent discount is applied to the stock price. The plan was amended in May 2005 to increase the number of shares reserved under the plan from 600,000 to 1,000,000 common shares. Shares issued under the plan through September 30, 2006 total 575,852, with a balance available to be issued of 424,148.
NOTE 5. Earnings per Share
The following table presents information necessary to calculate basic and diluted net income per common share and common share equivalents.

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net (loss) income from continuing operations	$(57,932)	$1,415	$(54,555)	$24,665

Weighted-average shares outstanding for basic net income per share	70,122	69,344	69,877	68,741
Dilutive effect of stock options and restricted shares	—	2,752	—	2,917

Adjusted weighted-average shares outstanding and assumed conversions for diluted net income per share	70,122	72,096	69,877	71,658

Net (loss) income per share
Basic net (loss) earnings from continuing operations	$(0.83)	$0.02	$(0.78)	$0.36
Diluted net (loss) earnings from continuing operations	$(0.83)	$0.02	$(0.78)	$0.34

There were 7,955,661 and 8,037,301 weighted shares outstanding for the quarter and nine month period ended September 30, 2006, respectively, which were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive. For both the third quarter and first nine months of 2005, there were zero and 581,958 shares, respectively, of outstanding stock options and restricted shares excluded from the diluted earnings per share computation because the impact would have been anti-dilutive.
NOTE 6. Inventories
Inventories consist of the following, including $21.5 million of Laserscope inventory as of September 30, 2006:

(in thousands)	September 30, 2006	December 31, 2005

Raw materials	$13,669	$4,252
Work in process	10,109	2,394
Finished goods	18,570	12,862
Obsolescence reserve	(2,733)	(1,317)

Net inventories	$39,615	$18,191

NOTE 7. Warranties
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
Changes in the warranty balance during the first nine months of fiscal 2006 and 2005 are listed below:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Balance, beginning of period	$1,774	$1,480	$1,618	$1,451
Provisions for warranty	631	159	938	310
Warranty allowance from acquisition	840	—	840	—
Claims processed	(337)	(169)	(488)	(291)

Balance, end of period	$2,908	$1,470	$2,908	$1,470

NOTE 8. Acquisitions
TherMatrx, Inc.
On July 15, 2004, we acquired TherMatrx, Inc. (TherMatrx) and the former shareholders of TherMatrx were paid cash consideration of $40.0 million. We used cash on hand to make the initial payment and the $1.5 million of acquisition related costs. In addition to the initial closing payment, we were required to make contingent payments based on the net product revenues attributable to sales of the TherMatrx dose optimized thermotherapy product. These contingent payments equaled four times the aggregate sales of products over the period which began on July 5, 2004 and ended on December 31, 2005, minus $40.0 million cash consideration paid on July 5, 2004. These contingent payments have been accounted for as goodwill. Since the time of acquisition, earnout payments of $96.4 million have been paid, of which $70.1 million was paid in 2005 and $26.3 million was paid in 2006. In the third quarter of 2006, we made a payment of $2.4 million, of which $2.0 million had been accrued at December 31, 2005, for cash collected on open receivables at the end of the earnout period. This resulted in a goodwill adjustment of $0.4 million during third quarter. The TherMatrx shareholder representative is conducting an audit of the contingent payments that may result in an adjustment, which we do not believe will be material.
The primary purpose of the TherMatrx acquisition was to gain access to their product for the treatment of non-obstructive benign prostatic hyperplasia (BPH). The primary advantage of the TherMatrx treatment over other BPH treatments is the comfort level for the patient and its appropriateness for the office setting.

The purchase price, including earnout payments accrued, was allocated as follows:

(in thousands)	Amount

Developed technology and other intangible assets	$26,000
Customer relationships	5,000
In-process research and development	35,000
Tangible assets acquired, net of liabilities assumed	5,721
Deferred tax liability on assets acquired	(7,190)
Goodwill	68,941

Purchase price, including earned contingent payments, net of cash acquired, accrued through September 30, 2006	$133,472

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
Our consolidated financial statements for the quarters and nine months ended September 30, 2006 and October 1, 2005 include the financial results of the combined companies for the full periods.
Ovion Inc.
On July 7, 2005, we acquired Ovion Inc., (Ovion) and paid the former Ovion shareholders cash consideration of $9.8 million, after adjustments made at closing for payment of outstanding liabilities of Ovion at the time of closing. We deposited $1.0 million of this initial consideration in escrow to be held for 12 months after closing of the merger to cover certain contingencies, and the balance is to be distributed to former Ovion shareholders. The escrow account has not been distributed as of September 30, 2006, pending resolution of certain contingencies and reimbursement of certain expenses. We also incurred $0.9 million of acquisition related costs through September 30, 2006. We used cash on hand to make these initial payments, net of acquired cash on hand at closing of $0.3 million.
In addition to the initial closing payment, we will make contingent payments of up to $20.0 million if certain clinical and regulatory milestones are completed. Earnout payments are equal to one time net sales of Ovion’s products for the 12 month period beginning on the later of (i) our first fiscal quarter commencing nine months after approval from the U.S. Food and Drug Administration to market the Ovion™ product for female sterilization or (ii) January 1, 2008. The contingent payments and earnout payments are subject to certain rights of offset. We expect to make the first milestone payment of $5.0 million in the fourth quarter of 2006. The founders of Ovion will also receive a royalty equal to two percent of net sales of products that are covered by the Ovion patents, the founders’ initial technology contribution to Ovion.
The purchase price was allocated as follows:

(in thousands)	Amount

In-process research and development (including $0.7 million in acquisition costs)	$9,220
Intangible royalty agreement (including $0.2 million in acquisition costs)	2,050
Liabilities assumed, net of tangible assets acquired	(732)
Deferred tax liability on assets acquired	(131)

Initial purchase price, net of cash acquired through September 30, 2006	$10,407

The purchase price allocation was made on a relative fair value basis with no amounts allocated to goodwill in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. Future contingent payments will be allocated to in-process research and development and the intangible royalty agreement on a relative fair value basis. Amounts allocated to the intangible royalty agreement will not exceed that amount which would generate an impairment charge. The royalty agreement is being amortized over the life of the agreement, which was 8.25 years at the time of acquisition, with this expense reflected as part of the amortization of intangibles line on the Consolidated Statement of Operations. In accordance with purchase accounting rules, the acquired in-process research and development of $9.2 million was expensed in the quarter incurred with no related income tax benefit. Liabilities assumed, net of tangible assets acquired, were stated at fair value at the date of acquisition based on management’s assessment.

As Ovion was a development-stage company with no revenues reported as of the acquisition date, proforma financial information is not included.
BioControl Medical, Ltd.
On April 26, 2006, we acquired certain issued patents and other assets from BioControl Medical, Ltd., (BioControl), an Israeli company focused on the development of medical devices for the application of implantable electrical stimulation technology. We acquired an exclusive license for the use of the patents and technologies in urology, gynecology and other pelvic health applications. In addition, as part of this acquisition, we purchased Cytrix Israel, Ltd., (Cytrix) an Israeli company with no operations, other than the employment of a specific workforce to support the related licensed technology. The purchase price is comprised of an initial payment of $25.0 million, milestone payments for relevant accomplishments through and including FDA approval of the product of up to $25.0 million, and royalties over the first ten years of the related license agreement. We deposited $2.5 million of the initial payment in escrow to cover certain contingencies over the period of the agreement. We used both cash on hand and short term borrowings on our January 20, 2005, senior credit facility to make the initial payment.
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
Operating results of BioControl and Cytrix were not material and therefore proforma financial information is not included.
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
We used cash on hand to make the initial payment.
The initial purchase price is currently allocated as follows:

(in thousands)	Amount

In-process research and development (including $.8 million in acquisition costs)	$2,462
Liabilities assumed, net of tangible assets acquired	(88)
Deferred tax asset acquired	360

Initial purchase price, net of cash acquired through September 30, 2006	$2,734

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
Operating results of Solarant were not material; therefore proforma financial information is not included.
Elizabeth Weatherman and Richard Emmitt are members of our Board of Directors and former members of the Solarant Board of Directors. In addition, investment funds with which Ms. Weatherman and Mr. Emmitt are affiliated are former shareholders of Solarant and will be entitled a share of any future purchase price payments we make related to Solarant.
Laserscope
On July 20, 2006, we completed the acquisition of Laserscope. This transaction, which occurred during the quarter, is more fully described in Note 2 — Acquisition and Financing of Laserscope .
NOTE 9. Comprehensive (Loss) Income
Comprehensive (loss) income is net (loss) income adjusted for the impact of foreign currency translation.
Comprehensive (loss) income for the three and nine month period in fiscal 2006 and 2005 was:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net (loss) income	$(58,604)	$1,415	$(55,227)	$24,665

Foreign currency translation loss, net of taxes	(392)	(17)	(1,465)	(2,278)

Comprehensive (loss) income	$(58,996)	$1,398	$(56,692)	$22,387

NOTE 10. Industry Segment Information and Foreign Operations
Since our inception, we have operated in the single industry segment of developing, manufacturing, and marketing medical devices.
We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia and South America, who then sell the products to medical institutions. No customer or distributor accounted for five percent or more of net sales during the three and nine month periods in fiscal 2006 or 2005. Foreign subsidiary sales are to customers in Western Europe, Australia, Canada and Brazil and our foreign subsidiary assets are located in the same countries.
The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

United States
Net sales	$70,466	$49,640	$187,489	$148,710
Long-lived assets	$871,313	$197,232	$871,313	$197,232

International
Net sales	$20,034	$12,098	$55,417	$40,810
Long-lived assets	$15,005	$14,586	$15,005	$14,586

NOTE 11. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine month period ending September 30, 2006 and twelve month period ended December 31, 2005 were:

	Nine Months Ended	Twelve Months Ended
(in thousands)	September 30, 2006	December 31, 2005

Goodwill, beginning of the year	$169,700	$102,365
Additions and adjustments	509,506	69,142
Effect of currency translation	907	(1,807)

Goodwill, end of the period	$680,113	$169,700

The following table provides additional information concerning intangible assets:

	September 30, 2006			December 31, 2005
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	value	amount	amortization	value

Amortized
Patents	$10,127	$(8,480)	$1,647	$10,127	$(7,708)	$2,419
Licenses	7,931	(5,189)	2,742	6,911	(3,847)	3,064
Developed and core technology	137,552	(23,932)	113,620	48,853	(17,454)	31,399
Non-compete agreements	2,050	(335)	1,715	2,050	(125)	1,925

Total amortized intangible assets	157,660	(37,936)	119,724	67,941	(29,134)	38,807

Unamortized
Trademarks	43,033	(462)	42,571	2,233	(462)	1,771

Total intangible assets	$200,693	$(38,398)	$162,295	$70,174	$(29,596)	$40,578

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Amortization expense	$5,172	$2,200	$8,798	$5,938
The estimated amortization expense for currently-owned intangibles, as presented above, for the years 2006 through 2010 is $12.7 million, $18.3 million, $17.2 million, $16.9 million and $16.1 million, respectively.
NOTE 12. Credit Agreements
On January 20, 2005, we entered into a credit agreement which we voluntarily terminated as of June 27, 2006 upon the issuance of the Convertible Senior Subordinated Notes, which are described in Note 13 — Debt. The credit agreement provided for $150.0 million senior unsecured five year revolving credit facility (U.S. dollars only), with a $20.0 million sub-limit for the issuance of standby and commercial letters of credit, and a $10.0 million sub-limit for swing line loans. At our option, any loan under this agreement (other than swing line loans) bears interest at a variable rate based on London Inter-Bank Offer Rate (LIBOR) or an alternate variable rate based on either prime rate or the federal funds effective rate, in each case plus a basis point spread determined by reference to our leverage ratio. At our election, the aggregate maximum principal amount available under the credit agreement could have been increased by an amount up to $60.0 million. Funds were available for working capital and other lawful purposes, including permitted acquisitions. During the second quarter 2006 we borrowed $21.0 million on this facility. We repaid the outstanding balance with operating cash and terminated the agreement.
On July 20, 2006, we entered into a credit facility led by CIT Healthcare LLC, which is described in Note 13 — Debt.
Bridge Loan Commitment Fee
In June 2006, in preparation for the acquisition of Laserscope, we obtained a commitment for up to $180 million of senior subordinated unsecured financing. We incurred a commitment fee of $7.0 million for the financing commitment, but did not use the financing for the acquisition. The commitment fee was recorded as a finance charge in the nine month period ended September 30, 2006.

NOTE 13. Debt
Senior Secured Credit Facility
On July 20, 2006, in conjunction with the Laserscope acquisition, our wholly-owned subsidiary, American Medical Systems, Inc. (AMS), entered into a credit and guarantee agreement (the Credit Facility) with CIT Healthcare LLC, as administrative agent and as collateral agent (the Administrative Agent or the Collateral Agent), CIT Capital Securities LLC, as co-lead arranger and as sole bookrunner, KeyBank National Association, as co-lead arranger and as syndication agent, General Electric Capital Corporation, as documentation agent, and certain lenders from time to time party thereto (the Lenders). We and each majority-owned domestic subsidiary of AMS, including Laserscope and its subsidiaries, are parties to the Credit Facility as guarantors of all of the obligations of AMS arising under the Credit Facility. The obligations of AMS and each of the guarantors arising under the Credit Facility are secured by a first priority security interest granted to the Collateral Agent on substantially all of their respective assets, including a mortgage on the AMS facility in Minnetonka, Minnesota.
In addition to cash generated from operations, our Credit Facility represents a primary source of liquidity. The Credit Facility provides for a $430 million six-year senior secured credit facility which consists of (i) a term loan facility in an aggregate principal amount of $365 million and (ii) a revolving credit facility in an aggregate principal amount of up to $65 million. The revolving credit facility has a $5 million sublimit for the issuance of standby and commercial letters of credit and a $5 million sublimit for swing line loans. Funds are available under the Credit Facility to (i) fund a portion of the purchase price payable by AMS for the acquisition of Laserscope, (ii) fund ongoing working capital needs of AMS, including future capital expenditures and permitted acquisitions, and (iii) pay fees and expenses related to the senior secured credit facility and the acquisition of Laserscope. As of September 30, 2006, we had $365 million of borrowings outstanding under the Credit Facility, which consists of the term loan facility.
In addition to initial credit facilities fees and reimbursement of Administrative Agent expenses, we are obligated to pay (i) a fee based on the total revolving commitments, and (ii) a fee based on the maximum amount available to be drawn under the letters of credit issued under the credit facility, each of which is payable quarterly in arrears to the Administrative Agent for the ratable benefit of each Lender. At our option, any loan under the Credit Facility (other than swing line loans) bears interest at a variable rate based on LIBOR or an alternative variable rate based on the greater of the prime rate as quoted in The Wall Street Journal as the prime rate (Prime Rate) or the federal funds effective rate plus 0.5 of 1.0 percent (Federal Funds Rate) plus an applicable margin. The applicable margin for term loans based on LIBOR is 2.25 percent per annum, while the applicable margin for term loans based on the Prime Rate or the Federal Funds Rate is 1.25 percent per annum. The applicable margin for loans under the revolving credit facility is determined by reference to our total leverage ratio, as defined in the Credit Facility. Interest is payable (a) quarterly in arrears for loans based on the Prime Rate or the Federal Funds Rate and (b) on the earlier of the last day of the respective interest period, or quarterly for loans based on LIBOR. The term loan will amortize 1.0 percent of the initial principal balance in each of the first five years from the closing date and the remaining 95 percent will amortize in the final year of the term loan. All amortization payments are due and payable on a quarterly basis. In addition, mandatory prepayments are due under the credit facility equal to (i) 75 percent of Excess Cash Flow (defined generally as net income, plus depreciation and amortization and other non-cash charges including IPR&D, plus decreases or minus increases in working capital, minus capital expenditures (to the extent not financed) and amortization payments with respect to the term loan, and any other indebtedness permitted under the loan documents) with a step-down of 50 percent of Excess Cash Flow when the Total Leverage Ratio is less than 4.00 to 1.00, (ii) 100 percent of the net proceeds of any asset sale (subject to a limited reinvestment option and a $2.5 million exception), (iii) 100 percent of the net proceeds of any debt (including convertible securities) or preferred stock issuance, and (iv) 50 percent of the net proceeds of any other equity issuance. Amounts due under the Credit Facility may also voluntarily be prepaid without premium or penalty.
The Credit Facility contains standard affirmative and negative covenants and other limitations (subject to various carve-outs and baskets). The covenants limit: (a) the making of investments, the amount of capital expenditures, the payment of dividends and other payments with respect to capital, the disposition of material assets other than in the ordinary course of business, and mergers and acquisitions under certain conditions, (b) transactions with affiliates unless such transactions are completed in the ordinary course of business and upon fair and reasonable terms, (c) the incurrence of liens and indebtedness, and (d) substantial changes in the nature of the companies’ business. The Credit Facility also contains financial covenants which require us to maintain predetermined ratio levels related to leverage, interest coverage, fixed charges, and a limit on capital expenditures. The Credit Facility also contains customary events of default, including, payment and covenant defaults and material inaccuracy of representations. The Credit Facility further permits the taking of customary remedial action upon the occurrence and continuation of an event of default, including the acceleration of obligations then outstanding under the Credit Facility.

Underwriting fees of $10.5 million are classified as debt discount and are being accreted to interest expense using the effective interest method over a six year period. Additional debt issuance costs of approximately $1.7 million are recorded as other long term assets and are being amortized over six years using the straight-line method.
Convertible Senior Subordinated Notes; Supplemental Guarantor Information
On June 27, 2006, we issued $373.8 million in principal amount of our Convertible Senior Subordinated Notes due 2036 (Notes). The Notes were issued pursuant to an Indenture dated as of June 27, 2006, as supplemented bv the First Supplemental Indenture dated September 6. 2006 (the Indenture) between us, certain of our significant domestic subsidiaries, as guarantors of the Notes, and U.S. Bank National Association, as trustee for the benefit of the holders of the Notes, which specifies the terms of the Notes. The Notes bear a fixed interest rate of 3.25 percent per year, payable semiannually in arrears in cash on January 1 and July 1 of each year, beginning January 1, 2007. The Notes have a stated maturity of July 1, 2036. The Notes are our direct, unsecured, senior subordinated obligations, rank junior to the senior secured credit facility and will rank junior in right of payment to all of our future senior secured debt as provided in the Indenture.
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
Holders of the Notes may convert their Notes based on a conversion rate of 51.5318 shares of our common stock per $1,000 principal amount of Notes (which is equal to an initial conversion price of approximately $19.406 per share), subject to adjustment, upon certain circumstances specified in the Indenture. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of Notes a holder will receive an amount in cash equal to the lesser of (i) $1,000 and (ii) the conversion value, determined in the manner set forth in the Indenture, of the number of shares of our common stock as determined based on the conversion rate. If the conversion value exceeds $1,000, we will also deliver, in addition to cash, a number of shares of our common stock equal to the sum of the daily share amounts, as defined in the Indenture. If a holder elects to convert its Notes in connection with a designated event that occurs prior to July 1, 2013, we will pay, to the extent described in the Indenture, a make whole premium by increasing the conversion rate applicable to such Notes. All of the above conversion rights will be subject to certain limitations imposed by our Credit Facility, which we closed on July 20, 2006.
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
Underwriting commissions of approximately $11.2 million are classified as debt discount and are being accreted to interest expense using the effective interest method over the 30 year term of the note. Debt issuance costs of approximately $1.3 million are recorded as other long term assets and are being amortized using the straight-line method over the 30 year term of the note.
The Notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by four of our significant domestic subsidiaries: American Medical Systems, Inc., AMS Sales Corporation, AMS Research Corporation and Laserscope (the Guarantor Subsidiaries). The guarantees are subordinated in right of payment to the guaranteed obligations of our significant domestic subsidiaries under our senior Credit Facility.
The following supplemental condensed consolidated financial information presents the Balance Sheet as of September 30, 2006 and December 31, 2005, respectively, and the statements of operations for each of the three and nine month periods ended September 30, 2006 and October 1, 2005, respectively and cash flows for each of the nine month periods ended September 30, 2006 and October 1, 2005, respectively for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group. In the consolidating condensed financial statements, we and the Guarantor Subsidiaries account for investment in wholly-owned subsidiaries using the equity method.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of September 30, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$4,676	$23,704	$5,697		$34,077
Short term investments		259	209		468
Accounts receivable, net	598,701	61,242	16,209	(598,577)	77,575
Inventories, net		38,073	5,847	(4,305)	39,615
Deferred income taxes		8,369	491		8,860
Other current assets	3,722	14,405	6,723	213	25,063
Assets of discontinued operations held for sale		34,400			34,400

Total current assets	607,099	180,452	35,176	(602,669)	220,058

Property, plant and equipment, net		39,395	587	—	39,982
Goodwill, net		579,351	101,283	(521)	680,113
Intangibles, net		156,730	29,065	(23,500)	162,295
Deferred income taxes		16,103	—	(16,103)	—
Investment in subsidiaries	54,771	9,922	(9)	(64,684)	—
Investment in technology and other assets		770	156		926
Other long-term assets	1,308	1,693			3,001

Total assets	$663,178	$984,416	$166,258	$(707,477)	$1,106,375

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$27,085	$483,145	$127,951	$(621,165)	$17,016
Accrued compensation expenses		18,609	1,224		19,833
Accrued warranty expense		2,908			2,908
Other accrued expenses	3,239	42,485	1,544		47,268
Liabilities of discontinued operations held for sale		6,100			6,100

Total current liabilities	30,324	553,247	130,719	(626,336)	93,125

Non-current liabilities
Accumulated post retirement benefit obligation		3,072			3,072
Long term debt	362,636	351,178			713,814
Deferred income taxes		22,148	3,998		26,146
Intercompany loans payable		—	21,619	(21,619)	—

Total non-current liabilities	362,636	376,398	25,617	(21,619)	743,032

Total liabilities	392,960	929,645	156,336	(647,955)	836,157

Stockholders’ equity
Common stock	709		9	(9)	709
Additional paid-in capital	248,372	3,431	130,030	(133,461)	248,372
Accumulated other comprehensive income	3,878	458	3,601	(4,059)	3,878
Retained earnings (deficit)	17,259	50,882	(123,718)	72,836	17,259

Total stockholders’ equity	270,218	54,771	9,922	(64,693)	270,218

Total liabilities and stockholders’ equity	$663,178	$984,416	$166,258	$(707,477)	$1,106,375

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of December 31, 2005
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$1,567	$21,751	$7,567	$—	$30,885
Short term investments	—	15,304	201	—	15,505
Accounts receivable, net	226,421	37,152	11,921	(224,436)	51,058
Inventories, net	—	16,645	5,012	(3,466)	18,191
Other current assets	—	6,770	499	—	7,269

Total current assets	227,988	97,622	25,200	(227,902)	122,908

Property, plant and equipment, net	—	20,797	574	—	21,371
Goodwill, net	—	69,644	100,577	(521)	169,700
Intangibles, net	—	32,201	31,877	(23,500)	40,578
Deferred income taxes	—	1,451	2,659	—	4,110
Investment in subsidiaries	100,911	14,293		(115,204)	—
Investment in technology and other assets	—	24,222	130	(23,693)	659

Total assets	$328,899	$260,230	$161,017	$(390,820)	$359,326

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23,683	$136,201	$94,494	$(250,690)	$3,688
Accrued compensation expenses	—	10,105	1,375	—	11,480
Accrued warranty expense	—	1,618	—	—	1,618
Income taxes payable	—	1,970	657	(240)	2,387
Other accrued expenses	—	6,353	1,861	—	8,214
Contingent liability on acquisition	—	—	25,988	—	25,988

Total current liabilities	23,683	156,247	124,375	(250,930)	53,375

Non-current liabilities
Accumulated post retirement benefit obligation	—	3,072	—	—	3,072
Intercompany loans payable	—	—	22,349	(22,349)	—

Total non-current liabilities	—	3,072	22,349	(22,349)	3,072

Total liabilities	23,683	159,319	146,724	(273,279)	56,447

Stockholders’ equity
Common stock	695	—	9	(9)	695
Additional paid-in capital	227,284	1,689	130,031	(131,720)	227,284
Accumulated other comprehensive income	2,414	37	2,305	(2,342)	2,414
Retained earnings (deficit)	74,823	99,185	(118,052)	16,530	72,486

Total stockholders’ equity	305,216	100,911	14,293	(117,541)	302,879

Total liabilities and stockholders’ equity	$328,899	$260,230	$161,017	$(390,820)	$359,326

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended September 30, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$85,005	$12,404	$(6,909)	$90,500

Cost of sales	—	18,950	7,086	(7,171)	18,865

Gross profit	—	66,055	5,318	262	71,635

Operating expenses
Marketing and selling	—	25,887	5,578	—	31,465
Research and development	—	9,295	—	—	9,295
In-process research and development	—	61,500	—	—	61,500
General and administrative	—	8,507	45	—	8,552
Integration costs	—	273	—	—	273
Amortization of intangibles	—	4,290	882	—	5,172

Total operating expenses	—	109,752	6,505	—	116,257

Operating (loss) income	—	(43,697)	(1,187)	262	(44,622)

Other (expense) income
Royalty income	—	479	—	—	479
Interest income	—	1,034	330	—	1,364
Interest expense	(3,321)	(5,122)	(465)	1	(8,907)
Financing charge	(110)	(381)	—	—	(491)
Other income (expense)	—	156	(49)	—	107

Total other (expense) income	(3,431)	(3,834)	(184)	1	(7,448)

(Loss) income from continuing operations before income taxes	(3,431)	(47,531)	(1,371)	263	(52,070)

Provision for income taxes	(1,174)	4,575	2,353	108	5,862

Net (loss) income from continuing operations	(2,257)	(52,106)	(3,724)	155	(57,932)

Loss from discontinued operations, net of tax		(672)			(672)
Equity in (loss) earnings of subsidiary	(56,502)	(3,724)	—	60,226	—

Net (loss) income	$(58,759)	$(56,502)	$(3,724)	$60,381	$(58,604)

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Nine Months Ended September 30, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$227,589	$42,880	$(27,563)	$242,906

Cost of sales	—	42,644	26,634	(26,976)	42,302

Gross profit	—	184,945	16,246	(587)	200,604

Operating expenses
Marketing and selling	—	72,218	16,431	—	88,649
Research and development	—	22,849	—	—	22,849
In-process research and development	—	87,113	2,462	—	89,575
General and administrative	—	22,597	84	—	22,681
Integration costs	—	273	—	—	273
Amortization of intangibles	—	5,986	2,812	—	8,798

Total operating expenses	—	211,036	21,789	—	232,825

Operating loss	—	(26,091)	(5,543)	(587)	(32,221)

Other (expense) income
Royalty income	—	1,340	—	—	1,340
Interest income	—	2,077	43	—	2,120
Interest expense	(3,324)	(5,500)	(437)	1	(9,260)
Financing charge	(7,065)	(381)	—	—	(7,446)
Other income (expense)	—	551	(163)	9	397

Total other (expense) income	(10,389)	(1,913)	(557)	10	(12,849)

Loss from continuing operations before income taxes	(10,389)	(28,004)	(6,100)	(577)	(45,070)

Provision for income taxes	(3,832)	13,964	(434)	(213)	9,485

Net loss from continuing operations	(6,557)	(41,968)	(5,666)	(364)	(54,555)

Loss from discontinued operations, net of tax	—	(672)	—	—	(672)
Equity in loss of subsidiary	(48,306)	(5,666)	—	53,972	—

Net (loss) income	$(54,863)	$(48,306)	$(5,666)	$53,608	$(55,227)

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended October 1, 2005
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$58,541	$10,371	$(7,174)	$61,738

Cost of sales	—	11,090	7,438	(7,372)	11,156

Gross profit	—	47,451	2,933	198	50,582

Operating expenses
Marketing and selling	—	17,591	4,750	—	22,341
Research and development	—	4,995	—	—	4,995
In-process research and development	—	—	9,220	—	9,220
General and administrative	—	5,229	(12)	—	5,217
Amortization of intangibles	—	1,233	967	—	2,200

Total operating expenses	—	29,048	14,925	—	43,973

Operating income (loss)	—	18,403	(11,992)	198	6,609

Other income (expense)
Royalty income	—	505	—	—	505
Interest income	—	278	20	—	298
Interest income (expense)	—	68	(112)	—	(44)
Other (expense) income	—	(38)	15	(5)	(28)

Total other income (expense)	—	813	(77)	(5)	731

Income (loss) from continuing opertions before income taxes	—	19,216	(12,069)	193	7,340

Provision for income taxes	—	3,530	2,338	57	5,925
Equity in earnings (loss) of subsidiary	1,279	(14,407)	—	13,128	—

Net income (loss)	$1,279	$1,279	$(14,407)	$13,264	$1,415

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Nine Months Ended October 1, 2005
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$176,718	$35,535	$(22,733)	$189,520

Cost of sales	—	34,637	21,699	(22,206)	34,130

Gross profit	—	142,081	13,836	(527)	155,390

Operating expenses
Marketing and selling	—	53,068	14,423	—	67,491
Research and development	—	14,499	—	—	14,499
In-process research and development	—	—	9,220	—	9,220
General and administrative	—	16,231	(18)	—	16,213
Amortization of intangibles	—	3,166	2,772	—	5,938

Total operating expenses	—	86,964	26,397	—	113,361

Operating income (loss)	—	55,117	(12,561)	(527)	42,029

Other income (expense)
Royalty income	—	1,491	—	—	1,491
Interest income	—	890	43	—	933
Interest income (expense)	—	159	(299)	—	(140)
Other (expense) income	—	(1,007)	52	(149)	(1,104)

Total other income (expense)	—	1,533	(204)	(149)	1,180

Income (loss) from continuing operations before income taxes	—	56,650	(12,765)	(676)	43,209

Provision for income taxes	—	16,700	2,093	(249)	18,544
Equity in earnings (loss) of subsidiary	25,092	(14,858)	—	(10,234)	—

Net income (loss)	$25,092	$25,092	$(14,858)	$(10,661)	$24,665

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Nine Months Ended September 30, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash (used in) provided by operating activities	$228	$63,074	$1,372	$—	$64,674

Cash flows from investing activities
Purchase of property, plant and equipment	—	(13,364)	(120)	—	(13,484)
Purchase of business, net of cash acquired	—	(750,853)	—	—	(750,853)
Purchase of investments in technology	—	(25,613)	(2,462)	—	(28,075)
Purchase of license agreement	—	(139)	—	—	(139)
Purchase of short term investments	—	15,175	14	—	15,189
Sale of short term investments	—	(1,020)	—	—	(1,020)

Net cash used in investing activities	—	(775,814)	(2,568)	—	(778,382)

Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	361,218	—	—	361,218
Proceeds from senior secured credit facility, net of issuance costs	352,754	—	—	—	352,754
Intercompany notes	(352,754)	354,147	(1,393)	—	—
Issuance of common stock	8,321	—	—	—	8,321
Excess tax benefit from exercise of stock options	1,515	—	—	—	1,515
Proceeds from short term borrowings	—	4,000	—	—	4,000
Repayments of short term borrowings	—	(4,000)	—	—	(4,000)
Financing charges paid on credit facility	(6,955)	—	—	—	(6,955)

Net provided by (used in) financing activities	2,881	715,365	(1,393)	—	716,853

Cash used in discontinued operations
Operating activities	—	(672)	—	—	(672)

Net cash used in discontinued operations	—	(672)	—	—	(672)

Effect of exchange rates on cash	—	—	719	—	719

Net increase (decrease) in cash and cash equivalents	3,109	1,953	(1,870)	—	3,192

Cash and cash equivalents at beginning of period	1,567	21,751	7,567	—	30,885

Cash and cash equivalents at end of period	$4,676	$23,704	$5,697	$—	$34,077

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Nine Months Ended October 1, 2005
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash (used in) provided by operating activities	$(2,244)	$51,323	$(3,162)	$—	$45,917

Cash flows from investing activities
Purchase of property, plant and equipment	—	(3,531)	(172)	—	(3,703)
Purchase of business, net of cash acquired	—	(56,309)	—	—	(56,309)
Purchase of license agreement	—	(1,620)	—	—	(1,620)
Purchase of short term investments	—	(30,324)	(16)	—	(30,340)
Sale of short term investments	—	29,803	401	—	30,204

Net cash (used in) provided by investing activities	—	(61,981)	213	—	(61,768)

Cash flows from financing activities
Intercompany notes	—	(1,100)	1,100	—	—
Issuance of common stock	11,926	—	—	—	11,926

Net cash provided by (used in) financing activities	11,926	(1,100)	1,100	—	11,926

Effect of exchange rates on cash	—	—	855	—	855

Net increase (decrease) in cash and cash equivalents	9,682	(11,758)	(994)	—	(3,070)
Cash and cash equivalents at beginning of period	1,305	25,525	8,859	—	35,689

Cash and cash equivalents at end of period	$10,987	$13,767	$7,865	$—	$32,619

NOTE 14. Other Contingencies
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
NOTE 15. Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, SFAS 157, Fair Value Measurements. SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The statement was issued to increase consistency and comparability in fair value measurements and to expand related disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and is to be applied prospectively. We expect to adopt SFAS 157 in the first quarter of fiscal year 2008. We are currently assessing the impact of SFAS 157 on our consolidated financial position and results of operations.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, companies used either the “roll-over” method or the “iron curtain” method to quantify the effects of financial statement misstatements. The roll-over method focuses primarily on the impact of a misstatement on the income statement, but its use can lead to the accumulation of misstatements on the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 requires quantification of financial statement misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as the “dual approach” method, because it combines the approaches under both the roll-over and iron curtain methods. SAB 108 permits initial application either by restating prior financial statements as if the dual approach had always been used, or recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to the opening balance of retained earnings. We are currently assessing the impact of SAB 108 on our consolidated financial position and results of operations.
In July 2006, the FASB issued FASB Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

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
Critical Accounting Policies and Estimates
We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues, and expenses and (2) the related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates, including but not limited to, those related to accounts receivable and sales return obligations, inventories, warranty, legal contingencies, IPR&D, goodwill and other intangible assets, and income taxes. The critical accounting policies that are most important in fully understanding and evaluating the financial condition and results of operations are discussed in our Form 10-K on file with the SEC.
Adoption of SFAS 123(R), Share-Based Payment
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Stock options grants are valued using the Black-Scholes closed-form model for estimating the fair value of employee stock options and similar instruments. This model is based on several key inputs. Risk free interest rates are based on the applicable federal Treasury bill rate. Stock price volatility is determined based on historical rates over the comparable option expected life. Expected option lives are determined based on employee groups with similar exercise patterns, as determined by the historical activity. Expense is reduced each period for expected forfeitures, the rate of which was determined based on historical rates. We adopted the straight-line method of expense attribution that results in a straight-line amortization of the compensation expense over the vesting period for all options.
We recognize compensation expense for the fair value of restricted stock grants issued based on the closing stock price on the date of grant. Compensation expense recognized on shares issued under our Employee Stock Purchase Plan is based on the ultimate value to the employee realized after the 15 percent discount is applied to the stock purchase price.
The adoption of SFAS 123(R) had a material impact on our consolidated results of operations and cash flows. However, we believe that stock-based compensation aligns the interests of employees and non-employee directors with the interests of shareholders and as a result, made minimal changes to our various stock-based compensation programs. We have reduced the use of incentive stock options and have begun granting restricted shares to certain employees under the terms of the 2005 Stock Incentive Plan.

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
Laserscope Acquisition
On July 20, 2006, we completed a cash tender offer and acquired over 90% of the outstanding shares of Laserscope common stock. On July 25, 2006, the remaining shares of Laserscope common stock that were not purchased in the tender offer were acquired though a short-form merger pursuant to which our acquisition subsidiary merged with and into Laserscope, resulting in Laserscope becoming a wholly owned subsidiary of AMS.
The primary purpose of the Laserscope acquisition was to gain access to Laserscope line of medical laser systems and related energy delivery devices for the outpatient surgical centers, hospital markets, and potentially physician offices. Laserscope’s products are used in the minimally invasive surgical treatment of obstructive benign prostatic hyperplasia (BPH).
The total acquisition price for Laserscope shares and options was $718.0 million, in addition to transaction costs of approximately $18.7 million and restructuring costs of approximately $7.5 million. The total purchase price, net of acquired cash on hand at closing of $20.1 million, was $724.1 million. This purchase price does not include an additional $31.8 million in debt financing costs. This transaction, which occurred during the quarter, is more fully described in the Notes to Consolidated Financial Statements — No. 2
Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Under that method, compensation cost recognized in the period ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
As a result of adopting SFAS 123(R) on January 1, 2006, our net loss for the three months and nine months ended September 30, 2006, was $1.4 million greater and $5.3 million greater, respectively, than if we had applied share based compensation under Opinion 25 (see Notes to Consolidated Financial Statements — No. 4) . The table below illustrates the impact of SFAS 123(R) on our reported net (loss) income and net (loss) income per share for the three and nine month periods ending September 30, 2006 and October 1, 2005:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net (loss) income, as reported	$(58,604)	$1,415	$(55,227)	$24,665
Stock-based employee compensation expense included in reported (loss) income, net of tax	1,414	—	5,256	—
Diluted earnings per share, as reported	(0.84)	0.02	(0.79)	0.34
Stock-based employee compensation expense included in reported (loss) income, net of tax, per diluted share	0.02	—	0.08	—

As of September 30, 2006, we had $20.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 1.4 years.
Results of Operations
Sales Trends
The following table compares net sales by product line and geography for the three and nine month periods of fiscal 2006 and 2005.

	Three Months Ended				Nine Months Ended
(in thousands)	September 30, 2006	October 1, 2005	$ Increase	% Increase	September 30, 2006	October 1, 2005	$ Increase	% Increase

Sales
Product Line
Men’s pelvic health	$60,446	$37,724	$22,722	60.2%	$151,016	$119,130	$31,886	26.8%
Women’s pelvic health	30,054	24,014	6,040	25.2%	91,890	70,390	21,500	30.5%

Total	$90,500	$61,738	$28,762	46.6%	$242,906	$189,520	$53,386	28.2%

Geography
United States	$70,466	$49,640	$20,826	42.0%	$187,489	$148,710	$38,779	26.1%
International	20,034	12,098	7,936	65.6%	55,417	40,810	14,607	35.8%

Total	$90,500	$61,738	$28,762	46.6%	$242,906	$189,520	$53,386	28.2%

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Percent of total sales
Product Line
Men’s pelvic health	66.8%	61.1%	62.2%	62.9%
Women’s pelvic health	33.2%	38.9%	37.8%	37.1%

Total	100%	100%	100%	100%

Geography
United States	77.9%	80.4%	77.2%	78.5%
International	22.1%	19.6%	22.8%	21.5%
Total	100%	100%	100%	100%

The following table compares revenue, expense, and other income (expense) for the three and nine months of fiscal 2006 and 2005.

	Three Months Ended		$ Increase	% Increase	Nine Months Ended		$ Increase	% Increase
(in thousands)	September 30, 2006	October 1, 2005	(Decrease)	(Decrease)	September 30, 2006	October 1, 2005	(Decrease)	(Decrease)

Net sales	$90,500	$61,738	$28,762	46.6%	$242,906	$189,520	$53,386	28.2%
Cost of sales (a)	18,865	11,156	7,709	69.1%	42,302	34,130	8,172	23.9%

Gross profit	71,635	50,582	21,053	41.6%	200,604	155,390	45,214	29.1%

Operating expenses
Marketing and selling (a)	31,465	22,341	9,124	40.8%	88,649	67,491	21,158	31.3%
Research and development (a)	9,295	4,995	4,300	86.1%	22,849	14,499	8,350	57.6%
In-process research and development	61,500	9,220	52,280		89,575	9,220	80,355
General and administrative (a)	8,552	5,217	3,335	63.9%	22,681	16,213	6,468	39.9%
Integration costs	273	—			273	—
Amortization of intangibles	5,172	2,200	2,972	135.1%	8,798	5,938	2,860	48.2%

Total operating expenses	116,257	43,973	72,284	164.4%	232,825	113,361	119,464	105.4%

Operating income	(44,622)	6,609	(51,231)	-775.2%	(32,221)	42,029	(74,250)	-176.7%
Royalty income	479	505	(26)	-5.1%	1,340	1,491	(151)	-10.1%
Interest income	1,364	298	1,066	357.7%	2,120	933	1,187	127.2%
Interest expense	(8,907)	(44)	(8,863)	20143.2%	(9,260)	(140)	(9,120)	6514.3%
Finance charge	(491)	—	(491)	0.0%	(7,446)	—	(7,446)	0.0%
Other income (expense)	107	(28)	135	-482.1%	397	(1,104)	1,501	-136.0%

(Loss) income from continuing operations before income taxes	(52,070)	7,340	(59,410)	-809.4%	(45,070)	43,209	(88,279)	-204.3%
Provision for income taxes	5,862	5,925	(63)	-1.1%	9,485	18,544	(9,059)	-48.9%

Loss (Income) from continuing operations	(57,932)	1,415	(59,347)	-4194.1%	(54,555)	24,665	(79,220)	-321.2%
Loss from discontinued operations, net of tax	(672)	—	(672)	0.0%	(672)	—	(672)	0.0%

Net (loss) income	$(58,604)	$1,415	$(60,019)	-4241.6%	$(55,227)	$24,665	$(79,892)	-323.9%

	Percent of Sales		Percent of Sales
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (a)	20.8%	18.1%	17.4%	18.0%

Gross profit	79.2%	81.9%	82.6%	82.0%
Operating expenses
Marketing and selling (a)	34.8%	36.2%	36.5%	35.6%
Research and development (a)	10.3%	8.1%	9.4%	7.7%
In-process research and development	68.0%	14.9%	36.9%	4.9%
General and administrative (a)	9.4%	8.5%	9.3%	8.6%
Integration costs	0.3%	0.0%	0.1%	0.0%
Amortization of intangibles	5.7%	3.6%	3.6%	3.1%

Total operating expenses	128.5%	71.2%	95.8%	59.8%

Operating income	-49.3%	10.7%	-13.3%	22.2%

Royalty income	0.5%	0.8%	0.6%	0.8%
Interest income	1.5%	0.5%	0.9%	0.5%
Interest expense	-9.8%	-0.1%	-3.8%	-0.1%
Finance charge	-0.5%	0.0%	-3.1%	0.0%
Other income (expense)	0.1%	0.0%	0.2%	-0.6%

(Loss) income from continuing operations before income taxes	-57.5%	11.9%	-18.6%	22.8%

Provision for income taxes	6.5%	9.6%	3.9%	9.8%

Loss (income) from continuing operations	-64.0%	2.3%	-22.5%	13.0%

Loss from discontinued operations, net of tax	-0.7%	0.0%	-0.3%	0.0%

Net income	-64.8%	2.3%	-22.7%	13.0%

(a)	These line items include stock-based compensation of :

			Percent of Sales				Percent of Sales
	Three Months Ended		For the Three Months Ended		Nine Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Cost of sales	$96	$—	0.1%	0.0%	$251	$—	0.1%	0.0%
Marketing and selling	703	—	0.8%	0.0%	2,454	—	1.0%	0.0%
Research and development	471	—	0.5%	0.0%	1,505	—	0.6%	0.0%
General and administrative	633	—	0.7%	0.0%	2,770	—	1.1%	0.0%

Stock-based compensation expense	$1,903	$—	2.1%	0.0%	$6,980	$—	2.9%	0.0%

Comparison of the Three Months Ended September 30, 2006 to the Three Months Ended October 1, 2005
Net sales. Net sales increased 46.6 percent to $90.5 million in the three months ended September 30, 2006 compared to $61.7 million in the three months ended October 1, 2005. The primary drivers of the increase were the acquisition of the Laserscope business on July 20, 2006 and growth from the existing products in both the men’s pelvic health and women’s pelvic health businesses. Besides Laserscope, we introduced two new products on a limited basis in the third quarter 2006 which we expect to be more widely available in the fourth quarter of 2006.
Net sales men’s pelvic health products. Net sales of men’s pelvic health products increased 60.2 percent to $60.4 million in the three months ended September 30, 2006 compared to $37.7 million in the three months ended October 1, 2005. This sales growth was the result of multiple factors the most significant being the acquisition of Laserscope, which accounted for $18.5 million in net sales during the quarter. Erectile restoration products grew in both units and revenue and included the limited launch of the AMS 700 ® with the new Momentary Squeeze pump that features a one touch button design for easier deflation. We anticipate that the full launch of this product will occur in the fourth quarter of 2006. Male continence products, including the AMS 800™ Artificial Urinary Sphincter and Invance ® male sling system, continued to grow in the third quarter of 2006 as a result of ongoing market development activities. In addition to the existing products, we launched on a limited basis the new AdVance™Male Sling for the treatment of mild urinary incontinence. We anticipate that the full launch of this new product will occur in the fourth quarter of 2006. In addition to Laserscope, our prostate business is comprised primarily of our TherMatrx product used for the treatment of non-obstructive BPH which experienced an increase in probe units sold and a reduction in the average selling price.
Net sales women’s pelvic health products. Net sales of our women’s pelvic health products increased 25.2 percent to $30.1 million in the three months ended September 30, 2006 compared to $24.0 million in the three months ended October 1, 2005. All three of our product lines of female continence, prolapse repair and uterine health, contributed to this growth. Within the continence line of products, our Monarc ®, BioArc ® SP, and BioArc ® TO products continue to grow in an increasingly competitive marketplace partially offset by expected declines in the older InFast™ and SPARC ® products. Our prolapse repair products, Apogee™ and Perigee™, continue to grow significantly which we expect to continue as we maintain our emphasis on physician training. The Her Option product for the treatment of menorrhagia, or excessive menstrual bleeding, continues to grow significantly both year over year and sequentially as commercial payers continue to implement reimbursement coverage and we increase sales force emphasis on this product.
Net sales by geography and foreign exchange effects. Net sales in the United States increased 42.0 percent to $70.5 million in the three months ended September 30, 2006 compared to $49.6 million in the three months ended October 1, 2005, Laserscope contributed $12.8 million of this increase. International net sales increased 65.6 percent to $20.0 million in the three months ended September 30, 2006 compared to $12.1 million in the three months ended October 1, 2005 and represented 22.1 percent and 19.6 percent of our total net sales during the three months ended September 30, 2006 and October 1, 2005, respectively. Laserscope contributed $5.7 million of this increase. The overall sales growth was positively impacted by $0.5 million, or 3.8 percentage points, for the three months ended September 30, 2006 due to favorable currency exchange rates, mainly the Euro.
Cost of sales. Cost of sales as a percentage of sales increased 2.7 percentage points from the three month period ending October 1, 2005 to the three month period ended September 30, 2006. This increase is due mainly to the acquisition of Laserscope, whose product line carries a lower margin than the existing AMS product line. Cost of sales associated with Laserscope were $7.3 million for the quarter. Future cost of sales will continue to depend upon product mix, production levels, labor, raw material costs, and the respective levels of direct and indirect distribution sales.
Marketing and selling. Marketing and selling expenses decreased to 34.8 percent of sales in the third quarter of 2006 from 36.2 percent in the corresponding three month period of 2005. The decrease in spending as a percentage of sales was primarily due to the acquisition of Laserscope, which has a smaller direct sales force and instead uses more distributors, the costs of which are reflected in cost of sales. Marketing and selling expenses associated with Laserscope were $3.0 million for the quarter. We expect future marketing and selling expense to increase as we move Laserscope sales to a direct model.
Research and development. Research and development includes costs to develop future products, to improve current products, and to perform regulatory and clinical activities in support of our products. Research and development spending increased to 10.3 percent of sales from 8.1 percent of sales, or by $4.3 million for the three month period ending September 30, 2006. The increase in research and development expense in the three month period of 2006 compared with the same period of 2005 is due to the continued rollout of the Laserscope GreenLight HPS system, and increased personnel and project work in the areas of applied research, product development, clinical studies, regulatory filings and intellectual property support as well as the adoption of SFAS 123(R). We target total spending in research and development, over the longer term, to be in the range of nine to eleven percent of sales. This is consistent with our previously stated long term range of eight to ten percent of sales, increased for the impact of SFAS 123(R).

In-process research and development. In-process research and development costs were $61.5 million for the three month period of 2006 compared with $9.2 million for the same period in 2005. The IPR&D charge for the three month period ending September 30, 2006 is related to our acquisition of Laserscope and the IPR&D charge for the three month period ending October 1, 2005 is related to our acquisition of Ovion, Inc. In accordance with the rules of purchase accounting, we recognized a charge related to the value assigned to IPR&D for Laserscope in 2006 and Ovion Inc., in 2005, at the time of acquisition. See Notes to Consolidated Financial Statements — No. 2, for additional information.
General and administrative. General and administrative expenses as a percentage of sales for the three month period of 2006 increased by 0.9 percentage points from the comparable periods in 2005. This increase is due mainly to the impact of SFAS 123(R). Our objective remains to leverage general and administrative expense as a percentage of sales.
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The three month period of 2006 reflects increased amortization expense over the same period of 2005 primarily due to the acquisition of Laserscope and the associated amortization expense of the acquired developed technology. Amortization of intangibles associated with Laserscope were $3.5 million for the quarter.
Royalty income. Our royalty income is primarily from the license of our stent-delivery technology for medical use outside of urology. This perpetual exclusive worldwide license was entered into during 1998 and is expected to continue into 2009. We do not directly influence sales of the products on which this royalty is based and cannot give any assurance as to future income levels.
Interest income. Interest income increased by $1.1 million during the three month period of 2006 compared to the same period of 2005 due to the increase in cash from the net proceeds of the convertible notes issued on June 27, 2006. The proceeds have since been used in the purchase of Laserscope on July 20, 2006.
Interest expense. Interest expense increased by $8.9 million in the three month period of 2006 from the same period in 2005 due to short term borrowing activity during 2006 and interest incurred on the $373.8 million principal amount of convertible notes we issued on June 27, 2006, which carry a fixed interest rate of 3.25 percent, and the interest incurred on the $430.0 million senior secured credit facility entered into on July 20, 2006 which generally carries a floating interest rate of LIBOR plus 2.25 percent.
Finance charges. Finance charges are comprised of the amortization of the costs associated with the issuance of long term debt and the senior secured credit facility obtained in connection with financing of the Laserscope acquisition.
Other income (expense). Other income primarily represents gains and losses as a result of re-measuring foreign denominated short term receivables to current exchange rates. The third fiscal quarter of 2006 reflects a gain over the comparable period in 2005 due to the weakening of the Euro in the third quarter of 2005 relative to the second quarter of 2005, as opposed to the strengthening of the Euro that occurred in the third quarter of 2006 relative to the second quarter of 2006.
Income taxes. Our effective income tax rates and significant items impacting the rate for the three month period ended September 30, 2006 is as follows:

	Three Months Ended		Percentage Point
	September 30, 2006	October 1, 2005	(Decrease) Increase

Effective tax rate — as reported	(11.3%)	80.7%	-92.0%

In-process research and development charge	56.2%	44.9%	11.3%
Our effective tax rate for the third quarter 2006 from continuing operations and before the IPR&D permanent charges was 44.9 percent. IPR&D had a significant impact on the tax rate because these charges are recorded without a related income tax benefit. Other items having an unfavorable impact on the tax rate include lower operating income which reduced the benefit of our domestic manufacturing deduction and increased the impact of permanent tax differences. In addition, our state income tax rate increased as a result of the acquisition of Laserscope and its California operations. We expect our fourth quarter 2006 and annual 2007 effective tax rate from continuing operations and before IPR&D charges to be approximately 42.5 percent and 40.0 percent respectively.

Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended October 1, 2005
Net sales. Net sales increased 28.2 percent to $242.9 million in the nine months ended September 30, 2006 compared to $189.5 million in the nine months ended October 1, 2005. The primary driver of the increase in third quarter, as noted above, was the Laserscope acquisition. In the first quarter and the second quarter, the growth was driven by existing products in both the men’s and women’s pelvic health businesses.
Net sales men’s pelvic health products. Net sales of men’s pelvic health products increased 26.8 percent to $151.0 million in the nine months ended September 30, 2006 compared to $119.1 million in the nine months ended October 1, 2005. As noted above, the most significant item impacting third quarter and year to date net sales was the acquisition of Laserscope, which generated third quarter net sales of $18.5 million. Erectile restoration products have experienced growth in both units and revenue for all three quarters of 2006, driven mostly by the AMS 700 product line. Male continence products, including the AMS 800™ Artificial Urinary Sphincter and Invance ® male sling system, continued to grow significantly for the first nine months of 2006 as a result of ongoing market development activities.. In the prostate business, our TherMatrx product has experienced an increase in probe units sold and a reduction in the average selling price for each of the first three quarters of 2006.
Net sales women’s pelvic health products. Net sales of our women’s pelvic health products increased 30.5 percent to $91.9 million in the nine months ended September 30, 2006 compared to $70.4 million in the nine months ended October 1, 2005. Female continence, prolapse repair and uterine health have contributed to this growth. All three quarters of 2006 have experienced revenue growth within the female continence line of products. Our Monarc ®, ,BioArc ® SP and BioArc ® TO product revenue have grown each quarter, offset by an expected quarterly decline in the InFast™ and SPARC ® products. The prolapse repair products, Apogee™ and Perigee™, have continued to grow significantly in both units and revenue in all three quarters of 2006. As noted previously, we expect this growth to continue as we maintain our emphasis on physician training. The Her Option product for the treatment of menorrhagia grew significantly in both units and revenue during the first nine months of 2006. As stated above, we expected this growth to continue as commercial payers continue to implement reimbursement coverage and we continue to increase sales force emphasis on this product.
Net sales by geography and foreign exchange effects. Net sales in the United States increased 26.1 percent to $187.5 million in the nine months ended September 30, 2006 compared to $148.7 million in the nine months ended October 1, 2005. Laserscope contributed $12.8 million of this increase. International net sales increased 35.8 percent to $55.4 million in the nine months ended September 30, 2006 compared to $40.8 million in the nine months ended October 1, 2005 and represented 22.8 percent and 21.5 percent of our total net sales during the nine months ended September 30, 2006 and October 1, 2005, respectively. Laserscope contributed $5.7 million of this increase. The international net sales growth was negatively impacted by $0.6 million, or 1.5 percentage points, for the nine months ended September 30, 2006 due to unfavorable currency exchange rates, mainly the Euro.
Cost of sales. Cost of sales as a percentage of sales decreased 0.6 percent from the nine month period of 2006 to the nine month period in 2005. This improvement as a percentage of sales is mainly due to favorable production variances driven by continued improvements in the manufacturing process, partially offset by an increase due to the acquisition of Laserscope, whose product line carries a higher cost than the existing AMS product line.
Marketing and selling. Marketing and selling expenses increased to 36.5 percent of sales in the nine month period of 2006 from 35.6 percent in the comparable nine month period of 2005. The increase in spending was primarily due to the expansion of our worldwide sales force, the adoption of SFAS 123(R), the restructuring of the U.S. sales force in the first quarter of 2006, and continued investment in physician training, partially offset by the third quarter Laserscope impact noted previously.
Research and development. Research and development spending increased to 9.4 percent of sales from 7.7 percent of sales, or $8.4 million in the nine month period. The increase in research and development expense in the nine month period of 2006 compared with the same period of 2005 is due to the continued roll-out of the Laserscope GreenLight HPS system and the other items described in the third quarter research and development spending comparison.
In-process research and development. In-process research and development costs were $89.6 million for the nine month period of 2006 compared with $9.2 million for the same period in 2005. The 2006 IPR&D charges for the nine month period ending September 30, 2006 are related to our acquisitions of Laserscope, Solarant, and BioControl which were $61.5 million, $2.5 million and $25.6 million, respectively, in accordance with the rules of purchase accounting. See Notes to Consolidated Financial Statements — No. 2 and 8, for additional information on the acquisitions which occurred during the current nine month period. The IPR&D charge of $9.2 million for the nine month period ending October 1, 2005 relates to our acquisition of Ovion Inc.

General and administrative. General and administrative expenses as a percentage of sales for the nine month period of 2006 increased by 0.7 percentage points from the comparable period in 2005. This increase is due mainly to the impact of SFAS 123(R).
Amortization of intangibles. The nine month period of 2006 reflects increased amortization expense over the same period of the prior year primarily due to the acquisition of Laserscope and the acquired developed technology amortization partially offset by decreased amortization in first quarter and second quarter due to several assets becoming fully amortized during the first six months of 2006.
Interest income. Interest income increased by $1.2 million during the nine month period of 2006 compared to the same period of 2005. As discussed previously, $1.1 million of this increase was due to the third quarter increase in cash from the net proceeds of the convertible notes issued on June 27, 2006. The proceeds have since been used in the purchase of Laserscope on July 20, 2006.
Interest expense. Interest expense increased by $9.1 million in the nine month period of 2006 from the same period in 2005. As stated above, $8.9 million of this increase was due to third quarter interest expense incurred on the $373.8 million principal amount of convertible notes we issued on June 27, 2006, which carry a fixed coupon interest rate of 3.25 percent, and the interest incurred on the $430.0 million senior secured credit facility entered into on July 20, 2006 which generally carries a floating interest rate of LIBOR plus 2.25 percent.
Finance charges. Year to date finance charges of $7.5 million of year are comprised of third quarter interest expense of the financing costs for debt issuance and the second quarter $7.0 million bridge loan commitment fee incurred in connection with financing our Laserscope acquisition.
Other income (expense). Other income primarily represents gains and losses as a result of re-measuring foreign denominated short term receivables to current exchange rates. The nine month period ending September 30, 2006 reflects a gain over the comparable period in 2005 due to the strengthening of the Euro from December 31, 2005 relative to the weakening in the comparable period for the nine month period ending October 1, 2005.
Income taxes. Our effective income tax rates and significant items impacting the rate for the three month and nine month periods of 2006 and 2005 were as follows:

	Nine Months Ended
			Percentage Point
	September 30, 2006	October 1, 2005	(Decrease) Increase

Effective tax rate — as reported	(21.0%)	42.9%	-63.9%

In-process research and development charge	62.8%	7.5%	55.4%
Our effective tax rate for the year to date from continuing operations and before the IPR&D permanent charges was 41.8 percent. IPR&D had a significant impact on the tax rate because most charges are recorded without a related income tax benefit. Other items having an unfavorable impact on the tax rate include lower operating income which reduced the benefit of our domestic manufacturing deduction and increased the impact of permanent tax differences. In addition, our state income tax rate increased as a result of the acquisition of Laserscope and its California operations.
Liquidity and Capital Resources
Cash, cash equivalents and short term investments were $34.5 million as of September 30, 2006, compared to $46.4 million as of December 31, 2005. This decrease is due primarily to acquisitions and other investing activity, partially offset by financing and operating activities.
Cash flows from operating activities. Net cash generated from operations was $64.7 million for the nine month period of 2006, primarily driven by a net loss from continuing operations of $54.5 million adjusted for $89.6 million of non-cash in-process research and development charges, $7.0 million of debt financing costs, $13.3 million of depreciation and amortization and $12.6 million of non-cash stock option expense, and related tax benefit. This increase was partially offset by cash used in working capital items of $6.4 million including accounts receivable, accounts payable, and accrued expenses. Net cash generated from operations was $45.9 million for the nine month period of fiscal 2005, resulting from net income of $24.7 million, adjusted for depreciation and amortization of $10.0 million, $9.2 million of in-process research and development charges, and offset by other changes in assets and liabilities.

Cash flows from investing activities. Cash used in investing activities was $778.4 million and $61.8 million for the nine month periods of 2006 and 2005, respectively. During the nine month periods of fiscal 2006 and 2005, we made business and technology acquisitions of $778.9 million and $57.9 million, respectively. Current year purchases included Laserscope for $724.2 million, net of cash acquired, $25.6 million for certain assets of BioControl Medical, Ltd., and $2.7 million for Solarant Medical, Inc. Cash of $26.3 million and $47.0 million was paid during the nine month periods of 2006 and 2005, respectively, as part of the contingent payments to the former TherMatrx shareholders.
Cash flows from financing activities. Cash provided from financing activities was $716.9 million during the nine month period of 2006, and $11.9 million in the same period of 2005. On June 27, 2006 we received $361.2 million in cash from the issuance of $373.8 million convertible senior subordinated notes net of underwriting costs, $352.8 million from our senior secured credit facility net of underwriting and debt issuance costs. Cash received from issuance of common stock was $8.3 million and $11.9 million during the nine month periods of 2006 and 2005, respectively. The majority of this cash received came from our employees exercising stock options.
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
On June 27, 2006, we issued $373.8 million in principal amount of our Convertible Senior Subordinated Notes due 2036 (the Notes). The Notes were issued pursuant to an Indenture dated as of June 27, 2006 as supplemented by the first supplemental indenture dated September 6, 2006 (the Indenture) between us, certain of our significant domestic subsidiaries, as guarantors of the Notes, and U.S. Bank National Association, as trustee for the benefit of the holders of the Notes, which specifies the terms of the Notes. The Notes bear interest at the rate of 3.25 percent per year, payable semiannually in arrears in cash on January 1 and July 1 of each year, beginning January 1, 2007. The Notes have a stated maturity of July 1, 2036. The Notes are our direct, unsecured, senior subordinated obligations, rank junior to our senior secured credit facility and will rank junior in right of payment to all of our future senior secured debt as provided in the Indenture. In addition to regular interest on the Notes, we will also pay contingent interest during any six-month period from July 1 to December 31 and from January 1 to June 30, beginning with the period beginning July 1, 2011, if the average market price of the Notes for the five consecutive trading days immediately before the last trading day before the relevant six-month period equals or exceeds 120 percent of the principal amount of the Notes. The Notes are convertible into shares of our common stock under certain conditions specified in the Indenture. The Notes are also redeemable by us on or after July 6, 2011 at specified redemption prices as provided in the Indenture plus accrued and unpaid interest, plus contingent interest to, but excluding, the applicable redemption date, and the holders of the Notes may require us to purchase all or a portion of their Notes for cash on July 1, 2013, July 1, 2016, July 1, 2021, July 1, 2026, and July 1, 2031 or in the event of a designated event, at a purchase price equal to 100 percent of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, plus contingent interest to, but excluding, the purchase date.
On July 20, 2006, our wholly-owned subsidiary, American Medical Systems, Inc. (AMS), entered into a credit and guarantee agreement (the Credit Facility) with CIT Healthcare LLC, as administrative agent and as collateral agent (the Administrative Agent or the Collateral Agent), CIT Capital Securities LLC, as co-lead arranger and as sole bookrunner, KeyBank National Association, as co-lead arranger and as syndication agent, General Electric Capital Corporation, as documentation agent, and certain lenders from time to time party thereto (the Lenders). We and each majority-owned domestic subsidiary of AMS, including Laserscope and its subsidiaries, are parties to the Credit Facility as guarantors of all of the obligations of AMS arising under the Credit Facility. The obligations of AMS and each of the guarantors arising under the Credit Facility are secured by a first priority security interest granted to the Collateral Agent on substantially all of their respective assets, including a mortgage on the AMS facility in Minnetonka, Minnesota.
In addition to cash generated from operations, our Credit Facility represents a primary source of liquidity. The Credit Facility provides for a $430 million six-year senior secured credit facility which consists of (i) a term loan facility in an aggregate principal amount of $365 million and (ii) a revolving credit facility in an aggregate principal amount of up to $65 million. The revolving credit facility has a $5 million sublimit for the issuance of standby and commercial letters of credit and a $5 million sublimit for swing line loans. Funds are available under the credit facility to (i) fund a portion of the purchase price payable by AMS for the acquisition of Laserscope, (ii) fund ongoing working capital needs of AMS, including future capital expenditures and permitted acquisitions, and (iii) pay fees and expenses related to the senior secured credit facility and the acquisition of Laserscope. As of September 30, 2006, we had $365 million of term loans outstanding under the Credit Facility.

The Credit Facility contains standard affirmative and negative covenants and other limitations (subject to various carve-outs and baskets) regarding us, AMS, and in some cases, the subsidiaries of AMS. The covenants limit: (a) investments, capital expenditures, dividend payments, the disposition of material assets other than in the ordinary course of business, and mergers and acquisitions under certain conditions, (b) transactions with affiliates, unless such transactions are completed in the ordinary course of business and upon fair and reasonable terms, (c) liens and indebtedness, and (d) substantial changes in the nature of the companies’ business. The Credit Facility contains customary financial covenants for secured credit facilities, consisting of maximum total and senior debt leverage ratios and minimum interest coverage and fixed charge coverage ratios. These financial covenants adjust from time to time during the term of the Credit Facility. The covenants and restrictions contained in the Credit Facility could limit our ability to fund our business, make capital expenditures, and make acquisitions or other investments in the future.
The financial covenants contained in the credit agreement vary over the term of the credit agreement and can be summarized as follows:

	Periods Ending	Required
Financial Covenants	Closest to	Ratio

Total Leverage Ratio	September 30, 2006	7.25 to 1(maximum)
	December 31, 2006	6.95 to 1
	March 31, 2007	6.50 to 1
	June 30, 2007	6.00 to 1
	Reductions continuing until June 30, 2010	3.00 to 1

Senior Leverage Ratio	September 30, 2006	3.75 to 1(maximum)
	December 31, 2006	3.50 to 1
	March 31, 2207	3.25 to 1
	June 30, 2007	3.00 to 1
	Reductions continuing until March 31, 2009	2.00 to 1

Interest Coverage Ratio	September 30, 2006 through December 31, 2006	2.50 to 1 (minimum)
	March 31, 2007	2.75 to 1
	June 30, 2007	3.00 to 1
	Increases continuing until September 30, 2009	4.00 to 1

Fixed Charge Coverage Ratio	September 30, 2006 through March 31, 2007	1.05 to 1 (minimum)
	June 30, 2007	1.15 to 1
	Increases continuing until September 30, 2008	1.50 to 1

Capital Expenditures	December 31, 2006	$35.0 million (maximum)
	December 31, 2007	$15.0 million
As of September 30, 2006, we were in compliance with all financial covenants contained in the credit agreement as set forth below:

Financial Covenant	Required Ratio	Actual Ratio

Total Leverage Ratio (1)	7.25 to 1(maximum)	6.33 to 1
Senior Leverage Ratio (2)	3.75 to 1 (maximum)	3.13 to 1
Interest Coverage Ratio (3)	2.50 to 1 (minimum)	2.81 to 1
Fixed Charge Ratio (4)	1.05 to 1 (minimum)	1.41 to 1
Capital Expenditures	$35.0 million (maximum)	$24.1 million year to date

(1)	Total outstanding debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(2)	Total outstanding senior secured debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(3)	Ratio of Consolidated EBITDA for the trailing four quarters to interest expense for such period.

(4)	Ratio of Consolidated EBITDA for the trailing four quarters to fixed charges (cash interest expense, scheduled principal payments on debt, capital expenditures, income taxes paid, earn-out and milestone payments) for such period.

The ratios are based on EBITDA, on a rolling four quarter basis, calculated on a pro forma combined basis with Laserscope, with some adjustments (“Consolidated Adjusted EBITDA”). Consolidated Adjusted EBITDA is a non-GAAP financial measure that is defined in our credit agreement as earnings before interest, income taxes, depreciation and amortization, adjusted for other non-cash items reducing net income including IPR&D and stock compensation charges, upfront fees and expenses incurred in connection with the execution and delivery of the credit agreement, and certain non-recurring integration costs related to the acquisition of Laserscope, less other non-cash items increasing net income. Consolidated Adjusted EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information relative to compliance with our debt covenants.
Any failure to comply with any of these financial and other affirmative and negative covenants would constitute an event of default under the credit agreement, entitling a majority of the bank lenders to, among other things, terminate future credit availability under the agreement, increase the interest rate on outstanding debt, and accelerate the maturity of outstanding obligations under that agreement.
Our borrowing arrangements are more fully described in Note13- Debt.
Cash commitments.
TherMatrx, Inc. — On July 15, 2004, we acquired TherMatrx, Inc. (TherMatrx) and the former shareholders of TherMatrx were paid cash consideration of $40.0 million. We used cash on hand to make the initial payment and the $1.5 million of acquisition related costs. In addition to the initial closing payment, we were required to make contingent payments based on the net product revenues attributable to sales of the TherMatrx dose optimized thermotherapy product.
These contingent payments equaled four times the aggregate sales of products over the period which began on July 5, 2004 and ended on December 31, 2005, minus $40.0 million cash consideration paid on July 5, 2004. These contingent payments have been accounted for as goodwill. Since the time of acquisition, earnout payments of $96.4 million have been paid, of which $70.1 million was paid in 2005 and $26.3 million was paid in 2006. In the third quarter of 2006, we made a payment of $2.4 million of which $2.0 million had been accrued at December 31, 2005 for cash collected on open receivables at the end of the earnout period. This resulted in a goodwill adjustment of $0.4 million during third quarter. The TherMatrx shareholder representative is conducting an audit of the contingent payments that may result in an adjustment which we do not believe will be material.
Ovion Inc. — On July 7, 2005, we acquired Ovion Inc., (Ovion) and paid the former Ovion shareholders cash consideration of $9.8 million, after adjustments made at closing for payment of outstanding liabilities of Ovion at the time of closing. We deposited $1.0 million of this initial consideration in escrow to be held for 12 months after closing of the merger to cover certain contingencies, and the balance is to be distributed to former Ovion shareholders. The escrow account has not been distributed as of September 30, 2006, pending resolution of certain contingencies and reimbursement of certain expenses. We also incurred $0.9 million of acquisition related costs through September 30, 2006. We used cash on hand to make these initial payments, net of acquired cash on hand at closing of $0.3 million.
In addition to the initial closing payment, we will make contingent payments of up to $20.0 million if certain clinical and regulatory milestones are completed. Earnout payments are equal to one time net sales of Ovion’s products for the 12 month period beginning on the later of (i) our first fiscal quarter commencing nine months after approval from the U.S. Food and Drug Administration to market the Ovion™ product for female sterilization or (ii) January 1, 2008. The contingent payments and earnout payments are subject to certain rights of offset. We expect to make the first milestone payment of $5.0 million in the fourth quarter of 2006. The founders of Ovion will also receive a royalty equal to two percent of net sales of products that are covered by the Ovion patents, the founders’ initial technology contribution to Ovion.
BioControl Medical, Ltd. — On April 26, 2006, we acquired certain issued patents and other assets from BioControl Medical, Ltd., an Israeli company focused on developing medical devices for the application of electrical stimulation technology. We acquired an exclusive license for the use of the patents and technologies in urology, gynecology and other pelvic health applications. In addition, as part of this acquisition, we purchased Cytrix Israel, Ltd., (Cytrix ) an Israeli company with no operations, other than the employment of a specific workforce to support the related licensed technology. The purchase price is comprised of an initial payment of $25.0 million, milestone payments for relevant accomplishments through and including FDA approval of the product of up to $25.0 million, milestone payments for relevant accomplishments through and including FDA approval of the product of up to $25.0 million, and royalties over the first ten years of the related license agreement. We deposited $2.5 million of the initial payment in escrow to cover certain contingencies over the period of the agreement. We used both cash on hand and short term borrowings on our January 20, 2005 senior credit facility to make the initial payment.
Solarant Medical, Inc. — On May 8, 2006, we completed the acquisition of Solarant Medical, Inc., (Solarant) a privately funded company focused on the development of minimally invasive therapies for women who suffer from stress urinary incontinence. The purchase price is comprised of an initial payment of $1.0 million, potential milestone payments totaling $4.0 million contingent upon FDA approval of the therapy and the establishment of reimbursement codes for the hospital and office settings, and an earnout based on revenue growth during the first three years in the event of product commercialization. In addition to these acquisition payments, we previously funded $1.0 million of Solarant’s development efforts, which is included as part of the acquisition consideration.

Elizabeth Weatherman and Richard Emmitt are members of our Board of Directors and former members of the Solarant Board of Directors. In addition, investment funds with which Ms. Weatherman and Mr. Emmitt are affiliated are former shareholders of Solarant and will be entitled a share of any future purchase price payments we make related to Solarant.
We believe that funds generated from operations, together with our balances in cash and cash equivalents, as well as short term investments and our revolving credit facility, will be sufficient to finance current operations, planned capital expenditures, and any contingent payments that become due related to the acquisitions described.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
We have interest rate risk on earnings from the floating LIBOR index that is used to determine the interest rates on our Credit Facility. Most of our floating rate senior secured Credit Facility debt was converted to an interest rate based on six-month LIBOR shortly after issuance. On the applicable interest rate continuation dates we have the option to set the total interest rate based on one, two, three, or six month LIBOR. We are planning to base the continuation dates based on mandatory prepayment requirements, voluntary prepayment expectations, and the interest rate environment.
Based on a sensitivity analysis, as of September 30, 2006, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a decrease in net income before income taxes of approximately $4.9 million over the next 12 months. Given our level of cash investments and their short-term nature, a change in interest rates and the impact on our interest income was not considered in the analysis.
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
During the three and nine month periods of fiscal 2006, revenues from sales to customers outside the United States were 22 percent and 23 percent of total consolidated revenues, respectively. International accounts receivable, inventory, cash, and accounts payable were 31.0 percent, 8.8 percent, 26.0 percent, and 11.2 percent of total consolidated accounts for each of these items as of September 30, 2006. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $0.8 million and $2.6 million during the three and nine month periods of fiscal 2006, respectively.
At September 30, 2006, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $20.2 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $2.0 million. Actual amounts may differ.
Inflation
We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and interim chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries, which we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, was made known to them by others within those entities and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
We completed the acquisition of Laserscope on July 25, 2006 at which time Laserscope became a wholly owned subsidiary of AMS. The transaction is material to the results of our operations, cash flows and financial position from the date of the acquisition through September 30, 2006 and we believe that the internal controls and procedures of Laserscope have a material effect on our internal control over financial reporting. See Notes to Consolidated Financial Statements — Note 2 to our unaudited consolidated financial statements contained in this Quarterly Report for further details on the transaction.

We are currently in the process of integrating the internal controls and procedures of Laserscope into our internal control structure. As permitted by published SEC guidance, we will exclude Laserscope from our annual assessment as of December 30, 2006.
Except for the acquisition of Laserscope, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control over financial reporting that occurred during our last fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
Risk Factors
The following risk factors incorporate material changes from or additions to those previously disclosed in Item 1A to Part 1 of our Form 10K for the year ended December 31, 2005 and our Form 10-Q for the quarter ended July 1, 2006:
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
We believe that the acquisition of Laserscope will result in certain benefits, including certain global sales force improvements and cost synergies, and will drive product innovations and operational efficiencies. However, to realize these anticipated benefits, the businesses of each company must be successfully combined. The combined company may fail to realize the anticipated benefits of the merger on a timely basis, or at all, for a variety of reasons, including the following:
•	failure to manage successfully relationships with customers, and suppliers;

•	failure to transition successfully substantial revenue from indirect sales relationships to direct sales;

•	failure of customers to accept new products or to continue as customers of the combined company;

•	failure to coordinate effectively sales and marketing efforts to communicate the capabilities of the combined company;

•	failure to qualify the combined company’s products as a primary source of supply with OEM customers on a timely basis or at all;

•	failure to rollout successfully the Laserscope Greenlight HPS product to treat obstructive BPH;

•	potential incompatibility of technologies and systems;

•	diversion of management resources from the business of the combined company to integration-related issues;

•	failure to leverage the increased scale of the combined company quickly and effectively;

•	potential difficulties integrating and harmonizing financial reporting systems;

•	failure to implement successfully our ERP system at Laserscope; and

•	the loss of key employees.
As a result, the integration may result in additional and unforeseen expenses or delays. Further, the size of the transaction may make our integration with Laserscope difficult, expensive and disruptive; adversely affecting the combined company’s revenues and earnings, and implementation of merger integration efforts may divert management’s attention from other strategic priorities. If the combined company is not able to successfully integrate Laserscope’s business and operations, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. If we are unable to successfully transition our sales relationships from indirect distribution channels to our direct sales force, our Laserscope revenues could be materially adversely affected.
In connection with our acquisition of Laserscope, we have substantially increased our debt leverage, which may result in dilution to our shareholders and requires sufficient cash flow.
On June 27, 2006, we issued $373.8 million in principal amount of our Convertible Senior Subordinated Notes, as described in Note 13 Debt. In addition, on July 20, 2006, we entered into a $430.0 million senior secured credit facility to fund a portion of the purchase of Laserscope and to provide a $65.0 million working capital line of credit, as described in Note 13 Debt. At the option of the holder, the notes are convertible into common stock of the Company at an initial conversion price of $19.406 per share, subject to adjustment. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of Notes a holder will receive an amount in cash equal to the lesser of (i) $1,000 and (ii) the conversion value, determined in the manner set forth in the Indenture, of the number of shares of our common stock as determined based on the conversion rate. If the conversion value exceeds $1,000, we will also deliver, in addition to cash, a number of shares of our common stock equal to the sum of the daily share amounts, as defined in the Indenture. If a holder elects to convert its Notes in connection with a designated event that occurs prior to July 1, 2013, we will pay, to the extent described in the Indenture, a make whole premium by increasing the conversion rate applicable to such Notes. All of the above conversion rights will be subject to certain limitations imposed by our Credit Facility.

If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on either of these debt obligations or if we are in material breach of the covenants contained in the loan agreements, we would default under the terms of the applicable loan agreement or indenture. Any such default would likely result in an acceleration of the repayment obligations to such lenders as well as the lenders under any of our or AMS’ other debt agreements under applicable cross default provisions.
The terms of our Convertible Senior Subordinated Notes and our Credit Facility contain terms which may adversely affect our business in a number of ways, including the following:
•	requiring us to use a substantial portion of our cash to pay principal and interest on our debt or AMS’ debt, instead of utilizing those funds for other purposes such as working capital, capital expenditures, and aquisitions;

•	limiting our ability to obtain any necessary additional financing in the future for working capital, capital expenditures, debt service requirements, or other purposes;

•	placing us at a competitive disadvantage relative to our competitors who have lower levels of debt;

•	decreasing our debt ratings and increasing our cost of borrowed funds;

•	making us more vulnerable to a downturn in our business or the economy generally; and

•	subjecting us to the risk of being forced to refinance at higher interest rates these amounts when due.
Our Credit Facility contains financial covenants and other restrictions which may limit our ability to operate our business.
In addition to cash generated from operations, our Credit Facility represents our primary source of liquidity. The Credit Facility contains various restrictive covenants, compliance with which is essential to continued credit availability. Among the most significant of these restrictive covenants are financial covenants which require us to maintain predetermined ratio levels related to leverage, interest coverage, fixed charges, and a limit on capital expenditures. The covenants and restrictions contained in the Credit Facility could limit our ability to fund our business, make capital expenditures, and make acquisitions or other investments in the future. Any failure to comply with any of these financial and other affirmative and negative covenants would constitute an event of default under the credit agreement, entitling a majority of the bank lenders to, among other things, terminate future credit availability under the agreement, increase the interest rate on outstanding debt, and accelerate the maturity of outstanding obligations under that agreement.
We may not be able to supply products that incorporate materials or components which are single or sole-sourced.
Some of our products utilize raw materials or components that are either single-or sole-sourced. These sources of supply could encounter manufacturing difficulties or may unilaterally decide to stop supplying us because of product liability concerns or other factors. We currently rely on single source suppliers for the silicone and fabric used in our male prostheses and for the porcine dermis and mesh used in many of our female products. Furthermore, we use single sources for the TherMatrx consoles and disposables. A key component of the InhibiZone antibiotic technology is also procured from a single source. We rely on a single and sole source suppliers for certain components in laser manufacturing at Laserscope. We have no written agreements with our key suppliers requiring them to supply us with these raw materials or components, and we cannot assure you that we would be able to timely or cost-effectively replace any of these sources upon any disruption. The loss of any of these suppliers could have a material adverse effect on our financial results in the near term, as we would be required to qualify alternate designs or sources.
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
Loss of our principal manufacturing facilities would adversely affect our financial position.
We are currently operating with one manufacturing shift at each of our two principal locations, with no redundancy between facilities. Although we believe we have adequate physical capacity to serve our business operations for the foreseeable future, we do not have a back up facility, and the loss or impairment of either of our Minnetonka or San Jose facilities would have a material adverse effect on our sales, earnings, and financial condition.

ITEM 6. EXHIBITS

Item No.	Item	Method of Filing
2.1	Amendment, dated as of July 10, 2006, to Agreement and Plan of Merger, dated as of June 3, 2006, by and among American Medical Systems Holdings, Inc., Laserscope and Kermit Merger Corp.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 11, 2006 (File No. 000-30733).

4.1	First Supplemental Indenture, dated as of September 6, 2006, by and between Laserscope and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 8, 2006 (File No. 000-30733).

4.2	Guarantee, dated as of September 6, 2006, made by Laserscope in favor of U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on September 8, 2006 (File No. 000-30733).

10.1	Credit and Guaranty Agreement, dated as of July 20, 2006, by and among American Medical Systems, Inc., as borrower, American Medical Systems Holdings, Inc. and certain of its subsidiaries, as guarantors, CIT Capital Securities LLC, as co-lead arranger and sole bookrunner, KeyBank National Association, as co-lead arranger and syndication agent, CIT Healthcare LLC, as administrative agent and collateral agent, General Electric Capital Corporation, as documentation agent, and various lenders.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 26, 2006 (File No. 000-30733).

10.2	Pledge and Security Agreement, dated as of July 20, 2006, between each of the grantors party thereto and CIT Healthcare LLC, as administrative agent and collateral agent.	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 26, 2006 (File No. 000-30733).

10.3	Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Financing Statement, dated as of July 20, 2006, executed by American Medical Systems, Inc. to and for the benefit of CIT Healthcare LLC, as administrative agent and collateral agent.	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 26, 2006 (File No. 000-30733).

10.4	Services Agreement and Statement of Work, effective August 8, 2006, by and between American Medical Systems Holdings, Inc. and Salo, LLC.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 8, 2006 (File No. 000-30733).

10.5	Summary of Director Compensation.	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 8, 2006 (File No. 000-30733).

10.6	Net Lease Agreement, dated as of June 20, 2000, by and between Laserscope and Realtec Properties.	Incorporated by reference to Exhibit 10.6 of Laserscope’s Annual Report on Form 10-K filed on March 28, 2001 (File No. 000-18053).

10.7	Net Lease Agreement, dated as of October 18, 2000, by and between Laserscope and Realtec Properties.	Incorporated by reference to Exhibit 10.6A of Laserscope’s Annual Report on Form 10-K filed on March 28, 2001 (File No. 000-18053).

Item No.	Item	Method of Filing
10.8	Stock Purchase Agreement, dated as of April 30, 2006, by and among Laserscope, InnovaQuartz, Inc., The Griffin Family Revocable Trust, Steve Griffin and Brian Barr.	Filed with this Quarterly Report on Form 10-Q.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certificate of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS
HOLDINGS, INC

November 9, 2006	By	/s/ Martin J. Emerson

Date		Martin J. Emerson President and Chief Executive Officer

November 9, 2006	By	/s/ Jill D. Burchill

Date		Jill D. Burchill Chief Financial Officer

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Fiscal Quarter Ended September 30, 2006

Item No.	Item	Method of Filing
2.1	Amendment, dated as of July 10, 2006, to Agreement and Plan of Merger, dated as of June 3, 2006, by and among American Medical Systems Holdings, Inc., Laserscope and Kermit Merger Corp.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 11, 2006 (File No. 000-30733).

4.1	First Supplemental Indenture, dated as of September 6, 2006, by and between Laserscope and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 8, 2006 (File No. 000-30733).

4.2	Guarantee, dated as of September 6, 2006, made by Laserscope in favor of U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on September 8, 2006 (File No. 000-30733).

10.1	Credit and Guaranty Agreement, dated as of July 20, 2006, by and among American Medical Systems, Inc., as borrower, American Medical Systems Holdings, Inc. and certain of its subsidiaries, as guarantors, CIT Capital Securities LLC, as co-lead arranger and sole bookrunner, KeyBank National Association, as co-lead arranger and syndication agent, CIT Healthcare LLC, as administrative agent and collateral agent, General Electric Capital Corporation, as documentation agent, and various lenders.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 26, 2006 (File No. 000-30733).

10.2	Pledge and Security Agreement, dated as of July 20, 2006, between each of the grantors party thereto and CIT Healthcare LLC, as administrative agent and collateral agent.	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 26, 2006 (File No. 000-30733).

10.3	Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Financing Statement, dated as of July 20, 2006, executed by American Medical Systems, Inc. to and for the benefit of CIT Healthcare LLC, as administrative agent and collateral agent.	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 26, 2006 (File No. 000-30733).

10.4	Services Agreement and Statement of Work, effective August 8, 2006, by and between American Medical Systems Holdings, Inc. and Salo, LLC.	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 8, 2006 (File No. 000-30733).

10.5	Summary of Director Compensation.	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 8, 2006 (File No. 000-30733).

10.6	Net Lease Agreement, dated as of June 20, 2000, by and between Laserscope and Realtec Properties.	Incorporated by reference to Exhibit 10.6 of Laserscope’s Annual Report on Form 10-K filed on March 28, 2001 (File No. 000-18053).

10.7	Net Lease Agreement, dated as of October 18, 2000, by and between Laserscope and Realtec Properties.	Incorporated by reference to Exhibit 10.6A of Laserscope’s Annual Report on Form 10-K filed on March 28, 2001 (File No. 000-18053).

Item No.	Item	Method of Filing
10.8	Stock Purchase Agreement, dated as of April 30, 2006, by and among Laserscope, InnovaQuartz, Inc., The Griffin Family Revocable Trust, Steve Griffin and Brian Barr.	Filed with this Quarterly Report on Form 10-Q.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certificate of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.