Form 10-K
period 2006-12-30
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2007-02-28
CIK 1114200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
Annual Report
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 30, 2006	000 – 30733
AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-1978822
(State of Incorporation)	(IRS Employer Identification No.)
10700 Bren Road West
Minnetonka, Minnesota 55343
(Address of Principal Executive Offices, Including Zip Code)
Registrant’s Telephone Number, Including Area Code:
952-930-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common stock, par value $.01 per share	The Nasdaq stock market
Securities registered pursuant to Section 12(g) of the Act:
None
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
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐     No ☑
As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant (based upon the closing price of the common stock as of that date as reported by The Nasdaq Stock Market and excluding outstanding shares beneficially owned by directors, executive officers, and affiliates) was approximately $1,139,780,684.34.
     As of February 23, 2007, 71,910,986 shares of Common Stock of the registrant were outstanding.
     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Annual Report) from the registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be held May 30, 2007 (the “2007 Proxy Statement”).

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
FORM 10-K
For the Fiscal Year Ended December 30, 2006

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements not of historical fact may be considered forward-looking statements. Written words such as, “may,” “expect,” “believe,” “anticipate,” or “estimate,” or other variations of these or similar words, identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements. Factors known to us that could cause such material differences are identified in this Annual Report on Form 10-K under Item 1A, “Risk Factors,” and in the “Management Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.
PART I
Item 1. Business
Overview
We are the world leader in developing and delivering innovative solutions to physicians treating men’s and women’s pelvic health conditions. Since becoming an independent company in 1998, we have built a business that delivers consistent revenue and earnings growth, fueled by a robust pipeline of innovative products for significant, under-penetrated markets. Over the past seven years we have diversified our product portfolio, building on our traditional base of products for erectile restoration, men’s incontinence and urethral strictures, to include products and therapies targeted at benign prostatic hyperplasia (BPH) in men as well as urinary and fecal incontinence, pelvic organ prolapse and menorrhagia in women. We estimate these conditions affect over 320 million people in our global markets. Approximately 70 million of these men and women have conditions sufficiently severe so as to profoundly diminish their quality of life and significantly impact their relationships. Our product development and acquisition strategies have focused on expanding our product offering for surgical and office-based solutions and on adding less-invasive solutions for surgeons and their patients. Our primary physician customers include urologists, gynecologists, urogynecologists and colorectal surgeons.
This past year has been a year of significant growth and development. We began the year with approximately 720 employees and ended the year with approximately 1,100 employees. Our revenues grew from $262.6 million in 2005 to $358.3 million in 2006. In 2006, men’s health contributed $230.9 million in revenues, or 64.4 percent of total revenues, and women’s health contributed $127.4 million, or 35.6 percent of total revenues. We released a number of new products and product improvements during the year, most importantly, the AdVance™ male sling and the AMS 700 MS™, a completely redesigned version of our market leading 700 series. We also saw strong growth in Apogee® and Perigee®, our prolapse repair products which we released in 2004, and the Her Option® product for the treatment of menorrhagia, or excessive uterine bleeding. In the fourth quarter of 2006, we began our pivotal trial for the Ovion female sterilization product, which we acquired in 2005.
During 2006, we completed three acquisitions. Most significantly, we acquired Laserscope in July 2006. With this acquisition, we are able to provide a full line of medical laser systems to deliver minimally invasive procedures for the treatment of obstructive BPH and urinary stones. We are now selling throughout our global markets the Greenlight/HPS™ system. In April 2006, we acquired certain patents and other assets from BioControl Medical, Ltd., an Israeli company focused on developing medical devices for the application of electrical stimulation technology. In May 2006, we acquired Solarant Medical, Inc., a privately funded company focused on the development of minimally invasive therapies for women who suffer from stress urinary incontinence.
In January of 2007, consistent with the plans announced with the Laserscope acquisition, we sold the Laserscope aesthetics business. All of the information in this report, unless specifically stated otherwise, excludes the Laserscope aesthetics business, which we have reported as discontinued operations. We believe our organic growth, product development activities and acquisition strategies position us for strong growth in 2007 and beyond.
On June 27, 2006, we issued $373.8 million in principal amount of our 3.25 percent Convertible Senior Subordinated Notes due 2036 (Convertible Notes), which provided net cash proceeds of $361.2 million. In addition, on July 20, 2006, our wholly-owned subsidiary, American Medical Systems, Inc. (AMS), entered into a $430 million six-year senior secured credit facility (Credit Facility) which consists of (i) a term loan facility in an aggregate principal amount of $365 million and (ii) a revolving credit facility in an aggregate principal amount of up to $65 million. We used the proceeds from the sale of our Convertible Notes and our Credit Facility to finance our acquisition of Laserscope and pay related expenses. As of December 30, 2006, we had $364.1 million of term debt outstanding under our Credit Facility.
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
Markets and Products
In recent years, the number of people seeking treatment for various pelvic health disorders has grown with the publicity for new treatments and drug therapies, but the portion of afflicted patients seeking treatment remains relatively low. When patients seek treatment, they generally begin with pharmaceutical options rather than surgical treatment, regardless of the severity of the disease. Also, when patients initially seek treatment, their first physician contact is usually with a general practitioner and not with a surgical specialist. Only once conservative medical therapy has proven unsuccessful are surgery or other physician delivered interventions considered.
Sales of our products benefit from some of the same factors which drive sales in many other medical device companies: an aging population with a desire to maintain a high quality of life, the expanding availability of safe and effective treatments, the minimally invasive nature of these therapies, and increasing patient and physician awareness of these treatments.
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
As a result, we believe that as the middle of the baby boomer generation moves into their mid-to late-50’s during this decade, the growth in the prospective patient pool for our products will accelerate. We also believe that this demographic group and those that follow will be less willing to accept the natural deterioration of body functions. We believe their desire to maintain a consistent quality of life will amplify their increased demand for our products and therapies. As a result, our strategy of providing an expanding portfolio of treatment options is an important business driver. In the last several years, we have successfully introduced new products and therapies to meet our target physician and patient needs. Our product development and acquisition strategies have focused on expanding our product offering with products and procedures that improve outcomes, reduce operating time and trauma, economically benefit the overall health care system, and thereby increase the value of our products to physicians, patients, and payers. We believe we will achieve our aggressive growth strategies, while remaining committed to the pelvic health care arena.
Increasing patient awareness of these new treatments is critical to our continued success. We believe that advertising by pharmaceutical companies and increased private internet access to healthcare information has greatly increased patients’ awareness of treatment options for their medical conditions. For example, erectile dysfunction has become a more widely recognized disease largely due to the pharmaceutical industry’s extensive advertising campaign for Viagra®, Levitra® and Cialis®. Going forward, we expect continued advertisements to drive awareness of other pelvic health disorders. As individuals seek medical treatment, we expect many of them will learn about and choose a treatment using one of our products. We facilitate that decision by working closely with physicians who are skilled in procedures using our products and therapies, and by sponsoring meetings (health talks) where patients can learn more about the benefits of these procedures. While the principal focus of our marketing efforts continues to be with physicians, we have increased our direct-to-patient programs, primarily through collaborating with physician practices, and will continue to focus on them in the future. Building physician awareness continues to be an important element of our marketing strategy. Physician training on the anatomy, physiology and surgical procedures surrounding pelvic health has become one of our core competencies. In 2006 alone, we trained over 5,000 physicians on our products and therapies. With over thirty years of experience, we believe we have a very strong franchise with urologists and we are working to build a similarly strong franchise with urogynecologists and surgical gynecologists. This gynecology franchise is critical to our growth because most women who suffer from incontinence, pelvic organ prolapse, menorrhagia and other pelvic disorders are likely to first seek help from a gynecologist. Long term, we believe that colorectal surgeons will be important to our success as well.
The expansion of our product offering, combined with increasing physician and patient awareness, has greatly increased our business opportunities. We released a number of new products and product improvements in 2006. We introduced the AMS 700 MS, our primary erectile restoration product with an enhanced patient interface, to the US market and the AdVance Male Sling for the treatment of mild to moderate male stress urinary incontinence. During the third quarter, we acquired Laserscope and began marketing the Greenlight/HPS and StoneLight® lasers and fibers for the treatment of obstructive benign prostatic hyperplasia (BPH) as well as urinary stones. We expanded Monarc®, our transobturator product for female urinary incontinence, with a broad offering of needle designs. We initiated marketing studies for a variety of products in both our incontinence and prolapse businesses during 2006, and also began enrollment in our Ovion trial, moving us closer to the introduction of this permanent birth control product. We also completed the protocol design for the prospective marketing studies of the Apogee and Perigee systems for prolapse repair and have begun to aggressively enroll patients into these prospective clinical studies. We remain committed to spending approximately ten percent of our sales over the long term on research and development in order to develop new products and product improvements, generate robust clinical data, and continue to be recognized as the world leader in pelvic health innovation.
Men’s Health
Erectile dysfunction is the inability to achieve or maintain an erection sufficient for sexual intercourse. When this condition is not treatable by drugs, it is most often caused by vascular disease, complications from diabetes, or prostate surgery which can damage both nerves and arteries necessary for erectile function. This disease can also be caused by spinal cord injury, and may have a psychogenic component. We estimate that erectile dysfunction may affect over 150 million men and their partners around the world. The primary treatment for erectile dysfunction is the class of drugs referred to as PDE-5 inhibitors. Less than 60 percent of patients using these drugs have a positive response. The failed patient may try a vacuum device or a topical or injected drug before considering a penile implant such as those we offer. If the patient elects to have implant surgery, the surgeon implants a prosthesis which provides sufficient rigidity for sexual intercourse.
We lead the penile implant market with a series of semi-rigid malleable prostheses and a complete range of more naturally functioning inflatable prostheses, including the AMS 700 MS. In recent years, we have introduced significant improvements to our AMS 700 inflatable prostheses including a Parylene coating on certain internal surfaces of the prosthesis to increase durability, the InhibiZone® antibiotic treatment to address the risk of surgical infections, and the Tactile Pump® and Momentary Squeeze Pump™, designed to improve ease of use for patients. Physician preference for these new products contributed to the growth in erectile restoration sales in the last three years.
Approximately 2 million men worldwide suffer from urinary incontinence, the involuntary release of urine from the body. In men, this most often results from nerve and sphincter damage caused during prostate cancer surgery. Male incontinence may be managed with a catheter and leg bag to collect the urine, or with pads and diapers to absorb the leaks. These measures are far from ideal, as they come with recurring replacement product costs, the potential for infection, and embarrassing leaks and odor, not to mention a significantly diminished quality of life.
Since 1972, when we introduced the predecessor to today’s AMS 800™ Urinary Control System, we have been the primary medical device company supplying surgical solutions for male incontinence. This fully implanted system includes an inflatable urethral cuff to restrict flow through the urethra, and a control pump which allows the patient to discretely open the cuff when he wishes to urinate. Since 2000, we have also been selling the InVance® sling system, a less-invasive procedure for men with moderate incontinence, and, in late 2006, we introduced the AdVance sling system for the treatment of mild to moderate stress urinary incontinence.
Our products can be used to relieve restrictions on the normal flow of urine from the bladder caused by bladder obstructions, generally the result of benign prostatic hyperplasia (BPH) or bulbar urethral strictures. Symptoms of BPH include increased urination frequency, sudden urges to urinate, and weak urine flow. More than 50 percent of men over age 60 have some symptoms of BPH, and approximately 8 million men worldwide are on drug or hormone therapy for BPH. For those experiencing a physical obstruction of the prostatic urethra, the conventional treatment is a surgical removal of the prostatic tissue performed under general anesthesia in the operating room known as a transurethral resection of the prostate (TURP). We now offer men an alternative to a TURP, that is the Greenlight™ photovaporization of the prostate. This laser therapy is designed to reduce the comorbidities associated with a TURP. The GreenLight PV® laser system has paved the way for creating a new standard of care in the treatment of BPH. This new standard of BPH care is further advanced by the GreenLight HPS (High Performance System) which provides the same clinical results as the earlier PV system, with enhanced speed and user comfort. The GreenLight HPS offers a more precise laser beam for enhanced surgical control and numerous system improvements for true plug-and-play functionality. We also offer the StoneLight laser and SureFlex™ fiber optics for the treatment of urinary stones. StoneLight is a lightweight and portable 15-watt holmium laser that offers the right amount of power to effectively fragment most urinary stones. The SureFlex fiber optic line is engineered to deliver more energy safely and effectively, even under maximum scope deflection, for high performance holmium laser lithotripsy.
We also offer the UroLume® endoprosthesis stent as a less invasive procedure for men within this group who may not be good surgical candidates, as well as for men suffering from bulbar urethral strictures.
For those men not yet to the point of urethral obstruction, but for whom symptomatic relief is desired, pharmaceuticals or less-invasive tissue ablation techniques that can be performed in a physician’s office, including microwave therapy or radiofrequency energy delivered to the prostate, are available as therapeutic options. We estimate that over 100,000 men received office-based therapy for BPH during 2006. It is within this market segment that our TherMatrx dose optimized therapy offering is positioned.
Women’s Health
Over 80 million women in our global markets suffer from urinary or fecal incontinence. These diseases can lead to debilitating medical and social problems, ranging from embarrassment to anxiety and depression. There are three types of urinary incontinence: stress, urge, and the combination of the two (mixed). While stress incontinence is generally caused by a weakening of the pelvic floor and resultant hypermobility of the urethra, urge incontinence is more complex and currently not as well understood. Pads and diapers are often used to contain and absorb leaks, and may be acceptable for controlling mild incontinence. Pelvic floor exercises, drug therapy and electrical nerve stimulation are currently used to treat urge incontinence. Our current products in the market treat stress incontinence, which generally results from a weakening of the tissue surrounding the bladder and urethra which can be a result of pregnancy, childbirth and aging.
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
We offer a broad range of systems to restore female continence including the AMS 800™ Urinary Control System (approved for use in women outside the U.S.), and the In-Fast™, SPARC®, Monarc, and BioArc® systems. This broad range of products allows the surgeon to select the procedure most appropriate to the patient’s symptoms and anatomy. With an In-Fast procedure, the surgeon uses a transvaginal approach to support the urethra and bladder neck with a sling attached to the back of the pubis. We introduced the SPARC procedure as the first complete system to place a self-fixating, mid-urethral sling with a suprapubic approach. We subsequently launched several improvements to SPARC. We then introduced the Monarc, a product incorporating unique helical needles to place a self-fixating, sub-fascial hammock through the obturator foramina. This procedure may be done without disrupting the endopelvic fascia and is especially valuable for women who have scarring from previous abdominal surgery. We launched the BioArc SP® sling system which is the only system available that offers physicians the choice of incorporating a biologic graft with a self-fixating synthetic sling. The BioArc SP system employs the same suprapubic approach of the SPARC system, and it has filled a niche for physicians who would prefer not to use a synthetic material to support the urethra. We further expanded upon the philosophy of graft material choice through the introduction of BioArc TO®, a combination of the Monarc’s transobturator surgical technique with the BioArc’s characteristic choice of biologic material. We enhanced the biologic offerings with the introduction of InteXen LP®, a lyophilized porcine dermis graft, into our BioArc product offerings. This graft alternative offers the benefits of biologic material with significantly enhanced storage and handling characteristics.
The Acticon® neosphincter, an extension of our urinary control technology, is used to treat severe fecal incontinence primarily as the result of complications from childbirth, including the episiotomy.

Over 400,000 procedures are performed annually around the world to repair some form of pelvic organ prolapse in women. These procedures have historically been performed through the use of suture and graft materials designed for other surgical applications. In mid-2004, we announced FDA clearance of the Apogee and Perigee systems. The Apogee system is designed to repair vaginal vault prolapse, a condition often resulting from the removal of the supporting mechanisms for the apex of the vagina as the result of hysterectomy. The Perigee system targets repair of cystocele, or the herniation of the bladder through the anterior wall of the vagina. We also offer InteXen and IntePro® pelvic reconstructive materials for use in traditional pelvic organ prolapse procedures.
More than 30 million women in our global markets suffer from the medical condition known as menorrhagia or excessive uterine bleeding. Menorrhagia may cause anemia and can be socially debilitating. Drug therapies can offer some women symptomatic relief, but many end up undergoing a hysterectomy. We estimate that as many as 200,000 hysterectomies performed in the United States each year are the result of menorrhagia. Other menorrhagia procedures which have some efficacy include dilation and curettage to remove the endometrial tissue from the uterus and several therapeutic options which destroy the endometrium with heat and are generally performed in the operating room. Our Her Option cryoablation therapy uses a microprocessor-controlled probe to eliminate excessive menstrual bleeding by freezing the lining of the uterus and reducing its ability to regenerate. The procedure, unlike the heat-based therapies, was designed to be administered in the gynecologist’s office. The patient can keep her uterus and maintain normal hormonal levels, avoiding a hospital stay and the recovery time associated with a hysterectomy. We believe that Her Option offers significant advantages over other therapies to the patient, her physician, and the healthcare system. These other therapies have, however, been available and reimbursed for a longer period of time, and, as a result, currently have a larger installed base of experienced users.
Selling and Marketing
We sell our products in the United States, Canada, Australia, Brazil, and many western European countries through direct field representatives. At the end of 2006, we had 472 employees in our global sales and marketing force. We also ended 2006 with 72 independent distributors who represent our products in other countries and accounted for approximately 7.1 percent of our worldwide sales. No single customer or group of customers accounts for more than five percent of our total sales. Local market conditions, including the regulatory and competitive situation, determine the type of products we sell in each market.
Our marketing organization is responsible for understanding patient and physician needs, guiding new product development, and increasing the awareness, understanding, and preference for our products among physicians and patients.
In pricing our products we consider our costs of developing, manufacturing, and distributing the products—including the cost of regulatory compliance and physician training—and the value they bring to patients and the health care system. Similarly, we typically structure price increases to coincide with the introduction of improved features and benefits, which add more value to our products.
Manufacturing and Supply
We use approximately 130,000 square feet of our facilities in Minnesota, California and Arizona for manufacturing, warehousing, and distribution of our products. We utilize warehouses to support local distribution in countries outside the U.S. where we have direct sales representation.
Although the materials we purchase for our products are typically available from multiple sources, many of our products utilize raw materials or components that are either single or sole sourced. We currently rely on single source suppliers for the silicone and fabric used in our male prostheses and for the porcine dermis and mesh used in many of our female products. Furthermore, we use single sources for certain components utilized for the manufacture of the TherMatrx and Greenlight/HPS consoles and disposables. Key components of the InhibiZone antibiotic technology are procured from single sources.
We maintain a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance, and quality control test methods. Our documentation systems comply with appropriate FDA and ISO requirements.

Research and Development
We are committed to developing new products and improving our current products to provide physicians and patients with better clinical outcomes through less invasive and more efficiently delivered therapies. Most of our research and development activities are conducted in our Minnesota, California and Arizona facilities, although we work with physicians, research hospitals, and universities around the world. Many of the ideas for new and improved products come from a global network of leading physicians, who also work with us in evaluating new concepts and in conducting clinical trials to gain regulatory approvals. The development process for any new product can range from several months to several years, primarily depending on the regulatory pathway required for approval.
In 2006, we continued our tradition of innovation. We introduced a completely redesigned AMS 700 MS, our premium penile prosthesis. The product includes a new pump designed to improve concealment and ease of use for the patient. We launched the AdVance Male Sling, a product intended to treat men with mild to moderate urinary incontinence through a less invasive surgical approach. We also released a version of our InVance product with InhibiZone, designed to reduce the risk of surgery related infection.
Our spending on research and development activities, including clinical and regulatory work totaled $33.9 million and $21.0 million in 2006 and 2005, respectively. These research and development dollars represented 9.5 percent and 8.0 percent of sales for each year respectively. We plan to target research and development spending at approximately 10 percent of sales for the foreseeable future.
Competition
Competition in the medical device industry is intense and characterized by extensive research efforts and rapid technological progress. The primary competitive factors include clinical outcomes, distribution capabilities, and price relative to (1) competitive technologies and (2) reimbursements to physicians and hospitals for their services. Our competitors may have greater resources with which to develop and market products, broader distribution resources, and scale economies which we do not have. Our competitive advantage is driven by our focus on the pelvic health market and our ability to develop new products and innovative procedures, obtain regulatory clearance, ensure regulatory compliance, protect our intellectual property, protect the proprietary technology of our products and manufacturing processes and maintain and develop preference for our products among physicians and patients. All of these abilities require recruiting, retaining, and developing skilled and dedicated employees, and maintaining and developing excellent relationships with physicians and suppliers.
Our principal competitor in the erectile restoration market is Coloplast who, in 2006, purchased the urology business from Mentor Corporation. We have no significant competitors in the market for the surgical treatment of male continence at this time, but we expect competitive products from Coloplast, Caldera, Uroplasty and others. Principal competitors for our prostate therapy options include drug manufacturers and other minimally invasive treatment suppliers including Urologix, Medtronic, Johnson & Johnson and Boston Scientific Corporation. Our principal competitors for women’s continence products include Johnson & Johnson, Boston Scientific, C.R. Bard and Coloplast. Competitors currently selling systems for pelvic organ prolapse repair are Johnson & Johnson and C.R. Bard. In the field of excessive menstrual bleeding treatments, our principal competitors include Cytyc, Boston Scientific, and Johnson & Johnson.
Intellectual Property
We rely on intellectual property including patents, trade secrets, technical innovations, and various licensing agreements to protect and build our competitive position. We own approximately 230 issued U.S. patents, half of which issued in the last four years, and numerous international patents covering various aspects of our technology. We also have U.S. and international patent applications pending. We review competitive products and patents to actively enforce our rights and to avoid infringing the legitimate rights of others.
We file patent applications to protect technology, inventions, and improvements that we consider important, but we cannot ensure our applications will be granted, or that, if granted, the patents will provide broad protection for our products, or that our competitors will not challenge or circumvent these patent rights. Costs to defend our patents or to protect our activities from the patent claims of others could be substantial, even if we are successful in defending the claims. We do not believe that any of our products infringe any valid claims of patents or other proprietary rights held by others.
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
The class to which our products are assigned determines the type of pre-marketing application required for FDA clearance. If the product is classified as Class I or II, and if it is not exempt, a 510(k) will be required to obtain marketing clearance. It generally takes several months from the date of most 510(k) submissions to obtain clearance, and it may take longer, particularly if a clinical trial is required. Class III devices generally require a pre-market approval application (PMA). The PMA process can be expensive, uncertain, require detailed and comprehensive data, and generally takes significantly longer than the 510(k) process.
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
The level of third party reimbursement has fluctuated from time to time in the past, may fluctuate in the future, and is subject to review or withdrawal at any time. The level of reimbursement may influence whether customers purchase our products. Further, as we expand our offerings from implants surgically delivered to patients in hospital settings to minimally-invasive therapies delivered to patients in physician offices, we must address the information needs of varied reimbursement systems and processes. While our sales history of devices in the U.S. does not reflect an obvious correlation between sales levels and changes in Centers for Medicare & Medicaid Services (CMS) reimbursement rates, office-based business may be more directly impacted by reimbursement rate fluctuations than our hospital-based business has been historically.

Employees
As of December 31, 2006, we employed 1,095 people in the following areas: 312 in manufacturing; 353 in U.S. sales, marketing and distribution; 115 in administration; 74 in regulatory, clinical and quality assurance; 102 in research and development; and 139 internationally. We do not have any organized labor unions. We believe we have an excellent relationship with our employees.
Financial Information about Geographic Areas
Approximately 23.9, 21.8 percent, and 20.9 percent of our consolidated revenues in 2006, 2005, and 2004, respectively, were from sales to customers outside of the United States. See Notes to Consolidated Financial Statements – No. 13, Industry Segment Information and Foreign Operations for more information.
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
Our competitors include several large medical device manufacturers, including Johnson & Johnson, Medtronic, Inc., C.R. Bard, Inc. and Boston Scientific Corporation. These and other of our competitors may have greater resources, more widely accepted products, better distribution channels, less invasive therapies, greater technical capabilities and stronger name recognition in individual product categories than we do. Our competitors will continue to improve their products and develop new competing products, including less invasive or non-invasive products, pharmaceuticals and cell or gene therapies. These new technologies and products may beat our products to the market, be more effective than our products, render our products obsolete by substantially reducing the prevalence of the conditions our products and therapies treat, or provide the same benefits as our existing products at the same or lower price. We may be unable to compete effectively with our competitors if we cannot keep up with existing or new alternative products, techniques, therapies and technologies in the markets we serve.
Our sales may be adversely affected if physicians do not recommend or endorse our products.
We rely upon physicians to recommend, endorse and accept our products. Many of the products we acquired or are developing are based on new treatment methods. Acceptance of our products is dependent on educating the medical community as to the distinctive characteristics, perceived benefits, clinical efficacy, and cost-effectiveness of our products compared to competitive products, and on training physicians in the proper application of our products. We believe our products address major market opportunities, but if we are unsuccessful in marketing them to physicians, our sales and earnings could be adversely affected.
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
We believe that the acquisition of Laserscope will result in certain benefits, including certain global sales force improvements and cost synergies, and will drive product innovations and operational efficiencies. However, to realize these anticipated benefits, the businesses of each company must be successfully combined. The combined company may fail to realize the anticipated benefits of the merger on a timely basis, or at all, for a variety of reasons, including the following:
•	failure to manage successfully relationships with customers and suppliers;

•	failure to transition successfully substantial revenue from indirect sales relationships to direct sales, including, but not limited to potential litigation with distributors;

•	failure of customers to accept new products or to continue as customers of the combined company;

•	failure to coordinate effectively sales and marketing efforts to communicate the capabilities of the combined company;

•	failure to qualify the combined company’s products as a primary source of supply with OEM customers on a timely basis or at all;

•	failure to rollout successfully the Laserscope Greenlight HPS product to treat obstructive BPH;

•	potential incompatibility of technologies and systems;

•	diversion of management resources from the business of the combined company to integration-related issues;

•	failure to leverage the increased scale of the combined company quickly and effectively;

•	potential difficulties integrating and harmonizing financial reporting systems;

•	failure to incorporate the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 into the business processes at the newly acquired facilities;

•	failure to implement successfully our ERP system at Laserscope; and

•	the loss of key employees.
As a result, the integration may result in additional and unforeseen expenses or delays. Further, the size of the transaction may make our integration with Laserscope difficult, expensive and disruptive, adversely affecting the combined company’s revenues and earnings, and implementation of merger integration efforts may divert management’s attention from other strategic priorities. If we are not able to successfully integrate Laserscope’s business and operations, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.
We are also in the process of transitioning sales of our laser therapy products from indirect distribution channels, such as mobile providers and distributors, to our direct sales force. We are currently involved, and in the future may be involved, in legal proceedings related to this transition process. If we are unable to successfully transition our sales relationships from indirect distribution channels to our direct sales force, our Laserscope revenues could be materially adversely affected.
Our growth will be slowed if new products are delayed or are not accepted.
As part of our growth strategy, we intend to introduce a number of new products and product improvements. Product introductions depend upon a variety of factors, including timely receipt of appropriate regulatory approvals. If we do not introduce these new products and product improvements on schedule, for any reason, or if they are not well accepted by the market or approved, in a timely manner or at all, by applicable regulatory authorities, our business may be adversely affected.
Our sales could decline if our procedures are not accepted by patients.
We predominantly sell implants and therapies for surgical procedures or treatments. If patients do not accept our products and therapies, our sales may decline. Patient acceptance of our products and therapies depends on a number of factors, including the failure of non-invasive therapies, the degree of invasiveness involved in the procedures using our products, the rate and severity of complications, and other adverse side effects from the procedures using our products. Patients are more likely to first consider non-invasive alternatives to treat their urological and related disorders. Broader patient acceptance of alternative therapies or the introduction of new oral medications or other less-invasive therapies could adversely affect our business.
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
In connection with our acquisition of Laserscope, we have substantially increased our debt leverage.
On June 27, 2006, we issued $373.8 million in principal amount of our Convertible Notes, as described in Notes to Consolidated Financial Statements – No. 10, Debt. In addition, on July 20, 2006, we entered into a $430.0 million Credit Facility to fund a portion of the purchase of Laserscope and to provide a $65.0 million working capital line of credit, as described in Notes to Consolidated Financial Statements – No. 10, Debt. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on either of these debt obligations or if we are in material breach of the covenants contained in the loan agreements, we would default under the terms of the applicable loan agreement or indenture. Any such default would likely result in an acceleration of the repayment obligations to such lenders as well as the lenders under any of AMS’ other debt agreements under applicable cross default provisions.
The terms of our Convertible Notes and our Credit Facility contain conditions which may adversely affect our business in a number of ways, including the following:
•	requiring us to use a substantial portion of our cash to pay principal and interest on our debt instead of utilizing those funds for other purposes such as working capital, capital expenditures, and acquisitions;

•	limiting our ability to obtain any necessary additional financing in the future for working capital, capital expenditures, debt service requirements, or other purposes;

•	placing us at a competitive disadvantage relative to our competitors who have lower levels of debt;

•	decreasing our debt ratings and increasing our cost of borrowed funds;

•	making us more vulnerable to a downturn in our business or the economy generally; and

•	subjecting us to the risk of being forced to refinance at higher interest rates than these amounts when due.
Conversion of our Convertible Notes into common stock could result in dilution to our shareholders.
Our Convertible Notes are convertible, at the option of the holder, into shares of our common stock at an initial conversion price of $19.406 per share, subject to adjustment. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of Convertible Notes a holder will receive an amount in cash equal to the lesser of (i) $1,000 and (ii) the conversion value, determined in the manner set forth in the indenture under which the Convertible Notes were issued, of the number of shares of our common stock as determined based on the conversion rate. If the conversion value exceeds $1,000, we will also deliver, in addition to cash, a number of shares of our common stock equal to the sum of the daily share amounts, as defined in the indenture. If a holder elects to convert its Convertible Notes in connection with a designated event that occurs prior to July 1, 2013, we will pay, to the extent described in the indenture, a make whole premium by increasing the conversion rate applicable to such Convertible Notes. The number of shares of common stock issuable upon conversion of the Convertible Notes increases as the market price of our common stock increases, as described in the “Liquidity and Capital Resources” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All of the above conversion rights are subject to certain limitations imposed by our Credit Facility.
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
Some of our products utilize raw materials or components that are either single-or sole-sourced. These sources of supply could encounter manufacturing difficulties or may unilaterally decide to stop supplying us because of product liability concerns or other factors. We currently rely on single source suppliers for the silicone and fabric used in our male prostheses and for the porcine dermis and mesh used in many of our female products. Furthermore, we use single sources for the TherMatrx consoles and disposables. A key component of the InteXen and IntePro antibiotic technology is also procured from a single source. We rely on single and sole source suppliers for certain components in our HPS Greenlight system. We have no written agreements with our key suppliers requiring them to supply us with these raw materials or components, and we cannot be certain that we would be able to timely or cost-effectively replace any of these sources upon any disruption. The loss of any of these suppliers could have a material adverse effect on our financial results in the near term, as we would be required to qualify alternate designs or sources.
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
The installation of our new global ERP software system in April 2007 may result in delays to our operations during the initial start-up phase.
Planning and testing for this software system installation has been underway for over one year. Following implementation, risks inherent to any enterprise software installation include the following:
•	inability to accurately plan for and purchase materials needed to manufacture our products;

•	inability to accurately account for raw, work-in-process, and finished goods inventory;

•	inability to accurately process customer orders, shipments, and track accounts receivables;

•	inability to report monthly and quarterly financial results in a timely fashion; and

•	the development of facts that support a revision in the estimated useful life of the software, requiring amortization in less than a 5 year period.
Loss of our principal manufacturing facilities would adversely affect our financial position.
We are currently operating with one manufacturing shift at each of our three principal locations, with no redundancy between facilities. Although we believe we have adequate physical capacity to serve our business operations for the foreseeable future, we do not have a back up facility, and the loss or impairment of any of our Minnesota, California or Arizona facilities would have a material adverse effect on our sales, earnings, and financial condition.
Inadequate data submissions or clinical study results which do not support a product approval may delay or preclude a product’s commercialization.
Regulatory authorities around the world dictate different levels of manufacturing and design information and/or clinical data for various products and therapies in order to ensure their safety and efficacy. In the event the data submitted is deemed inadequate or the clinical study results do not support approval by any one or more of these regulatory authorities, a product may either not be fit for commercialization or may require a redesign to satisfy the regulatory authorities and/or clinical study outcomes. In addition, though a product’s clinical results may meet the regulatory requirements for product approval and commercialization, market acceptance and adoption of the product may not meet our expectations.
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
In the event that any of our products present a health hazard to the patient or physician, fail to meet product performance criteria or specifications, including labeling, or fail to comply with applicable laws including those administered by the United States Food and Drug Administration, (FDA), we could voluntarily recall or withdraw the products. The FDA and similar international regulatory bodies have the authority to require us to recall or withdraw our products in the event of material deficiencies or defects in design or manufacturing. A government mandated or voluntary recall or withdrawal by us could occur as a result of unanticipated safety risks, manufacturing errors or design defects, including defects in labeling. In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims are supported by applicable law. We have initiated product recalls in the past and there is a possibility that we may recall or withdraw products in the future and that future recalls or withdrawals could result in significant costs to us and in significant negative publicity which could harm our ability to market our products in the future.
Our business may suffer if our new products are not cleared to market in the United States or any other market.
We sell some of our products only in international markets because they have not been approved for marketing in the United States. We may be unable to sell future products in Europe, the United States or any other market for a number of reasons. These reasons include, among others, that the potential products could be:
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
We seek to protect our trade secrets and unpatented proprietary technology, in part, with confidentiality agreements with our employees and consultants. We cannot ensure, however, that:
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
Our success and competitive position depends in part on our ability to effectively prosecute claims against others that we believe are infringing our intellectual property rights and to defend against such claims made against us. The medical device industry is highly litigious with respect to patents and other intellectual property rights. Companies in the medical device industry have used intellectual property litigation to seek to gain a competitive advantage. In the future, we may become a party to lawsuits involving patents or other intellectual property. A legal proceeding, regardless of the outcome, would draw upon our financial resources and divert the time and efforts of our management. If we lose one of these proceedings, a court, or a similar foreign governing body, could require us to pay significant damages to third parties, require us to seek licenses from third parties and pay ongoing royalties, or require us to redesign our products. If we were unable to develop alternative technologies or acquire a license upon reasonable terms we may be prevented from manufacturing, using or selling our products. In addition to being costly, protracted litigation to defend or enforce our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until the litigation is resolved. Further we may be involved in future proceedings before the PTO, including with regard to two existing requests for interference claims filed by Conceptus, Inc. against two Ovion patents.
We could incur significant costs or other negative impacts if significant product liability claims are made against us.
The manufacture and sale of medical devices exposes us to risk of product liability claims. In the past, and at present, we have a number of product liability claims relating to our products. In the future, we may be subject to additional product liability claims, some of which may damage our reputation, divert the time, attention and resources of our management, require us to pay substantial damage awards as a result of any successful claim, or otherwise have a negative impact on our business. As our product and therapy portfolio broadens into the treatment of additional medical indications, our historical product liability experience may not be a reflection of our longer term future exposure. As a result of our exposure to product liability claims, we currently carry product liability insurance with policy limits per occurrence and in the aggregate that we believe to be adequate. We cannot provide assurance, however, whether this insurance is sufficient, or if not, whether we will be able to obtain sufficient insurance to cover the risks associated with our business or whether such insurance will be available at premiums that are commercially reasonable. If a product liability claim or series of claims is brought against us for uninsured liabilities or for amounts in excess of our insurance coverage, our business could suffer.
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
We have implemented a broad-based corporate compliance program, and voluntarily follow the AdvaMed Code of Ethics on Interactions with Health Care Professionals, in order to inform our employees regarding and maintain compliance with the foregoing laws and regulations. However, if our past or present operations are found to be in violation of any of the laws described above or other similar governmental regulations to which we or our customers are subject, we or our officers may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, imprisonment, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Similarly, if the physicians or other providers or entities with which we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation. If enforcement action were to occur, our reputation and our business and financial condition may be harmed, even if we were to prevail or settle the action.
If physician malpractice insurance costs increase, at some point physicians may alter their practice patterns and cease using our products.
Most of our products are used by physicians who are required to maintain certain levels of medical malpractice insurance to maintain their hospital privileges. As the cost of this insurance increases, certain physicians who have used our products to treat their patients may stop performing surgeries or providing therapies. Unless the patients who would have been treated by these physicians are referred to other physicians who would use our products, sales of our products could decline.
Changes in international stability or foreign exchange rates could negatively impact our sales.
During fiscal 2006, 23.9 percent of our sales were to customers outside the United States. Some of these sales were to governmental entities and other organizations with extended payment terms. A number of factors, including differing economic conditions, changes in political climate, differing tax structures, changes in diplomatic and trade relationships, and political or economic instability in the countries where we do business, could affect payment terms and our ability to collect foreign receivables. We have little influence over these factors and changes could have a material adverse impact on our business. In addition, foreign sales are influenced by fluctuations in currency exchange rates, mainly in the euro. In recent years, our sales have been positively impacted by increases in the value of the euro relative to the U.S. dollar. Decreases in the value of the euro relative to the U.S. dollar would negatively impact our sales.
We intend to expand our operations outside the United States. We anticipate that sales to customers outside of North America will increase and will continue to represent a significant portion of our total revenues in future periods. These activities require significant management attention and financial resources and further subject us to the risks of operating internationally. Specific risks include, but are not limited to:
•	changes in regulatory requirements;

•	delays resulting from difficulty in obtaining export licenses for certain technology;

•	customs, tariffs and other barriers and restrictions; and

•	burdens of complying with a variety of foreign and United States laws such as, but not limited to, Foreign Corrupt Practices Act and Export Controls.
Product Supply Agreement with Iridex Corporation
We have entered into a Product Supply Agreement with Iridex Corporation whereby we will supply aesthetic lasers and service parts for a period not to extend beyond October 16, 2007. Our ability to satisfy our obligations under this agreement will depend upon a number of factors, including our ability to procure appropriate parts from third party suppliers. In the event that we are unable to fulfill our obligations to supply these lasers and parts under this agreement, we may be responsible for certain damages that Iridex would incur as a result of our failure, which could include higher prices that Iridex pays to procure parts from a different supplier.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters, main warehouse, research & development and manufacturing operations are located in Minnetonka, Minnesota, consisting of 180,000 square feet. To accommodate our current and future expected growth of Minnesota-based employees, we are currently adding 50,000 square feet of additional office space to our Minnetonka facility which is scheduled for completion in the third quarter of 2007. We also lease a manufacturing facility with approximately 20,000 square feet in Phoenix, Arizona, and three facilities with approximately 90,000 square feet of manufacturing, research & development and warehouse in San Jose, California. We believe we have sufficient manufacturing space and capacity to meet production requirements for our products for 2007.
We lease office space for our international operations in Australia, Brazil, Canada, France, Germany, the Netherlands, Spain and the United Kingdom.
Item 3. Legal Proceedings
On March 15, 2006, we received a demand for arbitration by Robert A. Knarr, as shareholder representative, on behalf of the former shareholders of Cryogen, Inc. On December 30, 2002, we acquired Cryogen, Inc. pursuant to the Agreement and Plan of Merger, dated as of December 13, 2002, as amended, among our wholly-owned subsidiary, American Medical Systems, Inc., Cryogen, Inc. and Robert A. Knarr, as shareholders’ representative. The arbitration demand alleges that we breached the merger agreement by, among other things, failing to use commercially reasonable efforts to promote, market and sell the Her Option System and by acting in bad faith and thereby negatively impacting the former Cryogen shareholders’ right to an earnout payment under the merger agreement. The arbitration demand requests damages of the $110 million maximum earnout payment under the merger agreement. We believe Mr. Knarr’s claim is completely without merit, and we responded to the arbitration demand on March 30, 2006. On April 28, 2006, we filed a complaint in U.S. District Court for the District of Minnesota naming Mr. Knarr, certain former officers, directors and employees of Cryogen and JHK Investments LLC, a former Cryogen shareholder, as defendants, alleging that such defendants committed fraud and made negligent misrepresentations in connection with the sale of Cryogen, primarily related to reimbursement of the Her Option System, at the time of the acquisition. The parties have agreed to resolve both matters through a single arbitration. We are currently engaged in discovery.

We have been and are also currently subject to various other legal proceedings that arise in the ordinary course of business, including product liability claims and patent related issues.
We are also in the process of transitioning sales of our laser therapy products from indirect distribution channels, such as mobile providers and distributors, to our direct sales force. We are currently involved, and in the future may be involved, in legal proceedings related to this transition process.
Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable
Item 4A. Executive Officers of American Medical Systems
Our executive officers, with their ages and biographical information are as follows:

Name	Age	Title

Martin J. Emerson	43	President and Chief Executive Officer; Director

Mark A. Heggestad	48	Executive Vice President and Chief Financial Officer

Ross A. Longhini	45	Executive Vice President and Chief Operating Officer

Lawrence W. Getlin	61	Senior Vice President, Compliance, Quality Systems and Legal

Janet L. Dick	50	Senior Vice President, Human Resources

John F. Nealon	44	Senior Vice President, Business Development

Stephen J. McGill	45	Senior Vice President, Global Sales

R. Scott Etlinger	45	Senior Vice President, Global Operations

Andrew E. Joiner	45	Vice President, General Manager Women’s Health

Whitney D. Erickson	40	Vice President, General Manager Men’s Health
Martin J. Emerson has served as our President and Chief Executive Officer and as a director since January 2005. Mr. Emerson also served as our President and Chief Operating Officer from March 2004 until January 2005. From January 2003 to March 2004, he served as our Executive Vice President, Global Sales and Marketing, and Chief Operating Officer. From 2000 through 2002, he served as Vice President and General Manager of International. Mr. Emerson has over 20 years experience in the medical device field in finance and general management capacities. From 1998 to 2000, he served as General Manager and Finance Director for Boston Scientific Corporation in Singapore. Mr. Emerson’s earlier experience was with Baxter International from 1985 to 1997, most recently as Vice President Finance, Hospital Business, Brussels. Mr. Emerson currently serves as a director of Wright Medical Technology, Inc. and Lifecore Biomedical, publicly-held companies, as well as privately-held Incisive Surgical. He also serves on the board of AdvaMed.
Mark A. Heggestad has served as our Executive Vice President and Chief Financial Officer since December 2006. Mr. Heggestad has over 19 years of experience in financial leadership roles in the medical device industry. From 1987 to 2006, he served in various management positions at Medtronic, Inc., including Vice President of Finance and IT for the Cardiac Surgery Business, Vice President of Corporate Audit & Compliance Assurance and Vice President of Corporate Finance, Assistant Controller. Prior to 1987, Mr. Heggestad was an audit manager for KPMG, LLP.
Ross A. Longhini has served as our Executive Vice President and Chief Operating Officer since June 2006. From January 2003 to June 2006, he served as our Executive Vice President and Chief Technology Officer. Mr. Longhini has over 20 years of experience in the field of medical device product development. From 1998 to 2002, he served in various management positions in Sulzer Spine-Tech of Minnesota including Vice President, Research and Development, Clinical & Regulatory. From 1991 to 1998, he worked at I.V. Infusion Therapy of 3M which was sold to Gaseby in 1996 and then purchased by Smiths Medical Systems in 1997. From 1983 to 1991, he worked at 3M Dental Products.
Lawrence W. Getlin, J.D. has served as our Senior Vice President of Compliance, Quality Systems and Legal since June 2006. Prior to this assignment, Mr. Getlin serviced as Vice President, Regulatory, Medical Affairs, and Quality Systems since 1990. He has been our Corporate Compliance Officer since 2003. He is a member of the American Bar Association and the California State Bar, as well as the U.S. Court of Appeals 9th District, and District Court, Central District of California, and is Regulatory Affairs Certified.
Janet L. Dick has served as our Senior Vice President of Human Resources since June 2006. Ms. Dick has spent 20 years in positions of increasing responsibility within our human resources department and Schneider’s human resources department, both of which were divisions of Pfizer at one time. Her prior human resources career was in banking, commercial construction, and mortgage banking.
John F. Nealon has served as our Senior Vice President of Business Development since April 2005 and as our Vice President of Global Marketing from January 2002 to April 2005. From 1996 to 2001, he served on the management team at Survivalink, a start-up medical device company which developed and marketed automated external defibrillators. In 1996, he served as Director of Product Marketing for Summit Medical, and from 1989 to 1996, he served in a variety of global product marketing roles at GE Medical Systems.
Stephen J. McGill has served as our Senior Vice President of Global Sales since May 2005. Previously he was Vice President and General Manager of International, and Vice President of Sales and Marketing for Europe, and he held various sales leadership positions within Europe after joining AMS in November 2000. Mr. McGill’s medical device experience includes Boston Scientific Corporation (urology division), Bolton Medical, and Stryker UK.
R. Scott Etlinger has served as our Vice President of Global Operations since June 2004 and was promoted to Senior Vice President of Global Operations in February 2007. From November 2003 to June 2004, he served as our Sr. Director of Global Supply Chain Management. Mr. Etlinger has over 20 years of experience in operations, business process reengineering and finance in a world-wide setting, spanning both medical device and aircraft manufacturing industries. He was formerly with Zimmer Spine where he served as Vice President of Logistics and Supply Chain Management. Prior to Zimmer Spine, Mr. Etlinger spent over 10 years at Sulzer Orthopedics in Austin, Texas, holding positions of Vice President of Business Integration and Global Controller. Mr. Etlinger entered the medical device industry after spending 11 years with Northrop Corporation holding flight test engineering and operations controller positions.
Andrew E. Joiner has served as our Vice President and General Manager of Women’s Health since June 2006. From June 2005 to June 2006, he served as Vice President, Global Marketing, and prior to that from June 2002 to May 2005 he served as Vice President, U.S. Sales. From December 2000 to June 2002 he served as senior leader of the domestic AMS sales team. Mr. Joiner has 15 years of experience in the medical device industry. For the ten years prior to joining AMS, Mr. Joiner worked at United States Surgical Corporation where he held positions of increasing responsibility in sales management, marketing, and national accounts.
Whitney D. Erickson has served as our Vice President and General Manager of Men’s Health since January 2007. Ms. Erickson has over 18 years of global experience including roles in process technology, operations leadership, marketing, business development and general management. She was previously with Honeywell International, where she spent 11 years, most recently as a Vice President for Business Development, involved in integration of various Honeywell acquisitions. Prior to Honeywell, Ms. Erickson was with the former James River Corporation, as well as General Electric. She has worked in a variety of industries including polymers, pharmaceutical packaging and chemical intermediates as well as security hardware and power transformation.

PART II
Item 5. Market for American Medical Systems’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is currently traded on the Nasdaq Global Select Market under the symbol AMMD. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock as reported on the Nasdaq Global Select Market. These prices do not include adjustments for retail mark-ups, mark-downs, or commissions. The following stock prices have been adjusted to give retroactive effect to a two-for-one stock split effective March 21, 2005.

	2006		2005
	High	Low	High	Low

First quarter	$23.05	$18.04	$20.59	$16.70
Second quarter	$22.31	$15.14	$20.97	$17.01
Third quarter	$18.95	$16.66	$23.51	$17.75
Fourth quarter	$18.97	$16.63	$19.96	$15.20
Holders
On February 23, 2006, there were approximately 125 stockholders of record and approximately 15,767 beneficial stockholders.
Dividends
We have never declared or paid cash dividends. We intend to retain all future earnings for the operation and expansion of our business. We do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. In addition, our current Credit Facility places certain restrictions on paying cash dividends.
Recent Sales of Unregistered Equity Securities
During the fourth quarter ended December 30, 2006, we did not issue or sell any shares of our common stock or other equity securities of ours without registration under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock or other equity securities of ours registered pursuant to section 12 of the Securities Exchange Act of 1934, as amended, during the fourth quarter ended December 30, 2006.

Stock Performance Graph
The following graph compares the annual cumulative total stockholder return on our common stock from December 28, 2001, until December 30, 2006, with the annual cumulative total return over the same period of the Nasdaq Market Value Index and a Comparable Company Index (the Hemscott Industry Group 521 Index for medical appliances and equipment, formerly known as the Media General Industry Group 521 as used in our proxy statement for our 2005 annual meeting). Hemscott prepared the data points.
The comparison assumes the investment of $100 in each of our common stock, the Nasdaq Market Value Index and the Comparable Company Index on December 28, 2001, and the reinvestment of all dividends.

	12/2/2001	12/27/2002	1/2/2004	12/31/2004	12/30/2005	12/30/2006
AMS Common Stock	$100.00	$76.74	$103.40	$197.68	$168.61	$175.13
Comparable Company	$100.00	$94.75	$120.83	$137.17	$146.28	$143.70
NASDAQ Market Index	$100.00	$69.75	$104.88	$113.70	$116.19	$128.12

Item 6. Selected Financial Data
The following tables present five years of data (in thousands) from our statement of operations and balance sheet.

Statement of Operations Data	2006	2005	2004	2003	2002

Net sales	$358,318	$262,591	$208,772	$168,283	$141,648
Cost of sales (1)	68,872	46,111	38,331	27,353	24,605

Gross profit	289,446	216,480	170,441	140,930	117,043

Operating expenses
Marketing and selling	123,204	92,001	72,910	63,107	50,152
Research and development	33,877	20,966	15,786	14,924	11,858
In-process research and development (2)	94,035	9,220	35,000	—	—
General and administrative	34,417	21,713	21,617	17,099	13,186
Integration costs (3)	1,712	—	—	—	—
Amortization of intangibles	12,393	7,884	5,708	4,160	3,775

Total operating expenses	299,638	151,784	151,021	99,290	78,971

Operating (expense) income	(10,192)	64,696	19,420	41,640	38,072

Other income (expense)
Royalty and other	1,984	500	2,249	3,801	4,172
Interest income	2,754	1,246	517	476	1,130
Interest expense (4)	(18,395)	(217)	(783)	(1,828)	(2,758)
Financing charges (5)	(8,302)	—	—	—	—
Investment impairment (6)	—	—	(4,500)	—	—

Total other income (expense)	(21,959)	1,529	(2,517)	2,449	2,544

(Loss) income from continuing operations before income taxes	(32,151)	66,225	16,903	44,089	40,616

Provision for income taxes (7)	11,731	26,950	20,023	15,039	15,730

Net (loss) income from continuing operations	(43,882)	39,275	(3,120)	29,050	24,886

Loss from discontinued operations, net of tax benefit of $2.7 million (8)	(5,435)	—	—	—	—

Net (loss) income	$(49,317)	$39,275	$(3,120)	$29,050	$24,886

Net (loss) income per share
Basic net (loss) earnings from continuing operations	$(0.63)	$0.57	$(0.05)	$0.44	$0.39
Discontinued operations, net of tax	(0.08)	—	—	—	—

Basic net (loss) earnings	$(0.70)	$0.57	$(0.05)	$0.44	$0.39

Diluted net (loss) earnings from continuing operations	$(0.63)	$0.55	$(0.05)	$0.42	$0.36

Discontinued operations, net of tax	(0.08)	—	—	—	—

Diluted net (loss) earnings	$(0.70)	$0.55	$(0.05)	$0.42	$0.36

Balance Sheet Data	2006	2005	2004	2003	2002

Cash, cash equivalents, and short-term investments	$29,541	$46,390	$51,168	$58,953	$79,429
Working capital	131,051	69,533	79,575	92,729	100,371
Total assets	1,122,507	359,326	300,550	279,327	251,645
Long-term liabilities	738,812	3,072	3,126	12,315	21,945
Stockholders’ equity	281,162	302,879	249,172	240,346	204,262

(1)	During the fourth quarters of 2003 and 2002, we reduced our warranty allowance by $3.1 million and $2.9 million, respectively, and reduced cost of sales, increasing operating income by the same amounts.

(2)	In 2006, we recognized $25.6 million, $2.1 million, $62.1 million and $4.3 million, respectively, for in-process research and development charges related to the acquisitions of BioControl, Solarant, Laserscope and Ovion. In 2005 and 2004, we recognized in-process research and development charges of $9.2 million and $35.0 million, respectively, related to the acquisitions of Ovion and TherMatrx. For a more complete description of these items and their impact on financial results, see Notes to Consolidated Financial Statements — No. 2, Acquisition and Financing of Laserscope, and No. 4, Acquisitions.

(3)	In 2006, we recorded $1.7 million of integration costs associated with the Laserscope acquisition, primarily related to travel, legal, consulting and retention bonuses. For more information regarding the Laserscope acquisition, see Notes to Consolidated Financial Statements - No. 2, Acquisition and Financing of Laserscope.

(4)	During 2006, interest expense included interest incurred on $373.8 million principal amount of convertible notes we issued on June 27, 2006. Interest expense also included interest incurred on our senior secured credit facility entered into on July 20, 2006. Our average borrowings under this facility were approximately $366.0 million from inception through December 30, 2006. We also incurred interest expense related to short-term borrowing activity. For a more complete description of these items and their impact on our financial results, see Notes to Consolidated Financial Statements — No. 10, Debt, and No. 9, Credit Agreements.

(5)	Financing charges during 2006 include a $7.0 million commitment fee for a bridge loan of up to $180 million in preparation for the acquisition of Laserscope. We did not use this financing for the Laserscope acquisition. Financing charges also include $1.3 million of amortization of deferred financing costs and debt discount related to our convertible notes and our senior secured credit facility. For a more complete description of these items, see Notes to Consolidated Financial Statements — No. 10, Debt and No. 9, Credit Agreements.

(6)	During the fourth quarter of 2004, we recognized an investment impairment loss of $4.5 million related to our investment in InjecTx. For a more complete description of this item and its impact on financial results see Notes to Consolidated Financial Statements — No. 7, Investment in Technology.

(7)	During the third quarter of 2003, we applied for and recognized U.S. tax benefits related to research and development and extraterritorial income exclusion tax credits for the years 1999 through 2002, resulting in a $1.1 million reduction in 2003 tax expense. In addition, with the exception of BioControl, the in-process research and development charges described above for 2004 through 2006, as well as the investment impairment charge in 2004, have no related tax benefit. In 2006, we received a $2.4 million tax refund associated with the favorable agreement reached with the IRS involving the review of the 2001 and 2002 domestic income tax returns.

(8)	In conjunction with our acquisition of Laserscope in the third quarter of 2006, we committed to a plan to divest Laserscope’s aesthetics business. The financial results of the aesthetics business have been reported as discontinued operations beginning from the date of acquisition of July 20, 2006. For a more complete description of the discontinued operations and the related impact on our financial results, refer to Notes to Consolidated Financial Statements — No. 3, Discontinued Operations; Sale of Aesthetics Business (Subsequent Event).
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introductory Overview
We are the world leader in developing and delivering market innovative solutions to physicians serving men’s and women’s health. Since becoming an independent company in 1998, we have worked to build a business that delivers consistent revenue and earnings growth, fueled by a robust pipeline of innovative products for significant, under-penetrated markets of patients and their physicians. Over the past seven years we have diversified our product portfolio, building on our traditional base of products for erectile restoration and products for men’s incontinence, to include products and therapies targeted at urethral stricture and benign prostatic hyperplasia (BPH) in men as well as incontinence, pelvic organ prolapse and menorrhagia in women. We estimate these conditions affect over 320 million people in our global markets. Approximately 70 million of these men and women have conditions sufficiently severe so as to profoundly diminish their quality of life and significantly impact their relationships. Our product development and acquisition strategies have focused on expanding our product offering for surgical and office-based solutions and on adding less-invasive solutions for surgeons and their patients. Our primary physician customers include urologists, gynecologists, urogynecologists and colorectal surgeons.
This past year has been a year of significant growth and development. We began the year with approximately 720 employees and ended the year with approximately 1,100 employees. Our revenues grew from $262.6 million in

2005 to $358.3 million in 2006. In 2006, men’s pelvic health contributed $230.9 million in revenues, or 64.4 percent of total revenues, and women’s pelvic health contributed $127.4 million, or 35.6 percent of total revenues.
We released a number of new products and product improvements during the year, most importantly, the AdVance male sling and the AMS 700 MS, a completely redesigned version of our market leading 700 series. We also saw strong growth in Apogee and Perigee, our prolapse repair products which we released in 2004, and the Her Option product for the treatment of menorrhagia, or excessive uterine bleeding. In the fourth quarter of 2006, we began our pivotal trial for the Ovion female sterilization product, which we acquired in 2005.
During 2006, we completed three acquisitions. Most significantly, we acquired Laserscope in July 2006. With this acquisition, we are able to provide a full line of medical laser systems to deliver minimally invasive procedures for the treatment of obstructive BPH and urinary stones. We are now selling throughout our global markets the Greenlight/HPS™ system. In April 2006, we acquired certain patents and other assets from BioControl Medical, Ltd., an Israeli company focused on developing medical devices for the application of electrical stimulation technology. In May 2006, we acquired Solarant Medical, Inc., a privately funded company focused on the development of minimally invasive therapies for women who suffer from stress urinary incontinence.
In January of 2007, consistent with the plans announced with the Laserscope acquisition, we sold the Laserscope aesthetics business. All of the information in this report, unless specifically stated otherwise, excludes the Laserscope aesthetics business, which we have reported as discontinued operations. We believe our organic growth, product development activities and acquisition strategies position us for strong growth in 2007 and beyond.
On June 27, 2006, we issued $373.8 million in principal amount of our 3.25 percent Convertible Notes due 2036, which provided net cash proceeds of $361.2 million. In addition, on July 20, 2006, our wholly-owned subsidiary, American Medical Systems, Inc. (AMS), entered into a $430 million six-year Credit Facility which consists of (i) a term loan facility in an aggregate principal amount of $365 million and (ii) a revolving credit facility in an aggregate principal amount of up to $65 million. We used the proceeds from the sale of our Convertible Notes and our Credit Facility to finance our acquisition of Laserscope and pay related expenses. As of December 30, 2006, we had $364.1 million of term debt outstanding under our Credit Facility.
Laserscope Acquisition
On July 20, 2006, we completed a cash offer for over 90 percent of the outstanding shares of common stock of Laserscope. On July 25, 2006, we acquired the remaining outstanding shares of Laserscope through a merger of Laserscope with our acquisition subsidiary, resulting in Laserscope becoming a wholly owned subsidiary of AMS.
The primary purpose of the Laserscope acquisition was to gain access to Laserscope’s line of medical laser systems and related energy delivery devices for outpatient surgical centers, hospital markets and, potentially, physician offices. Laserscope’s products are used in the minimally invasive surgical treatment of obstructive benign prostatic hyperplasia (BPH) and urinary stones.
The total acquisition price for Laserscope shares and options was $718.0 million, in addition to transaction costs of approximately $18.7 million and restructuring costs of approximately $7.5 million. The total purchase price, net of acquired cash on hand at closing of $20.1 million, and the loss on discontinued operations of the aesthetics business of $5.4 million, was $718.7 million. This purchase price does not include an additional $31.8 million in debt financing costs that were incurred to finance the Laserscope acquisition. This transaction is more fully described in the Notes to Consolidated Financial Statements – No. 2, Acquisition and Financing of Laserscope.
Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Under that method, compensation cost recognized in the year ended December 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
As a result of adopting SFAS 123(R) on January 1, 2006, our net loss for the twelve months ended December 30, 2006, was $7.5 million, or $0.11 per diluted share, greater than if we had applied share based compensation under Opinion 25 (see Notes to Consolidated Financial Statements – No. 11, Stock-Based Compensation).

As of December 30, 2006, we had $21.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 1.4 years.
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
Results of Operations
Sales trends
The following table compares net sales of our product lines and geographies between 2006 and 2005, and between 2005 and 2004.

(in thousands)	2006	2005	$ Increase	% Increase	2005	2004	$ Increase	% Increase

Sales
Product Line
Men’s health	$230,872	$163,084	$67,788	41.6%	$163,084	$137,009	$26,075	19.0%
Women’s health	127,446	99,507	27,939	28.1%	99,507	71,763	27,744	38.7%

Total	$358,318	$262,591	$95,727	36.5%	$262,591	$208,772	$53,819	25.8%

Geography
United States	$272,679	$205,463	$67,216	32.7%	$205,463	$165,140	$40,323	24.4%
International	85,639	57,128	28,511	49.9%	57,128	43,632	13,496	30.9%

Total	$358,318	$262,591	$95,727	36.5%	$262,591	$208,772	$53,819	25.8%

Percent of total sales

Product Line
Men’s health	64.4%	62.1%			62.1%	65.6%
Women’s health	35.6%	37.9%			37.9%	34.4%

Total	100.0%	100.0%			100.0%	100.0%

Geography
United States	76.1%	78.2%			78.2%	79.1%
International	23.9%	21.8%			21.8%	20.9%

Total	100.0%	100.0%			100.0%	100.0%

Net Sales. In 2006, net sales increased by 36.5 percent or $95.7 million over 2005. The increase was driven by the sales of the Greenlight HPS system, which we acquired in July 2006, and the continued growth of the existing product lines in both the male and female product portfolio. The existing product lines were bolstered in the second half of 2006 by new product launches, specifically the AdVance male sling and the AMS 700 MS.
In 2005, sales grew by 25.8 percent or $53.8 million from 2004. The 2005 growth resulted primarily from sales of our TherMatrx system, which we acquired in July 2004, and strong growth in our women’s health products, driven by our release of Prolapse repair products, Apogee and Perigee, in 2004.
Men’s health products. Revenue from men’s health products grew 41.6 percent in 2006, following an increase of 19.0 percent in 2005.
Erectile restoration product sales experienced balanced growth between pricing and unit volume in 2006, driven by the launch during the fourth quarter of 2006 of the AMS 700 MS, which features a one-touch button design for easier deflation. Male continence sales increased in 2006 as a result of strong unit growth in the AUS 800™ Artificial Urinary Sphincter and the InVance male sling system, along with the launch of AdVance male sling in the third quarter. Prostate treatment sales in 2006 included the Greenlight system and fiber sales, which contributed $47.6 million in sales in 2006. This was offset by a slight decline in sales of our TherMatrx product, which is used for treatment of non-obstructive BPH, despite unit growth as a result of our expanding presence in the market. This unit increase, however, was more than offset by declining prices driven by competitive discounting.
In 2005, the growth in erectile restoration sales was the result of a shift of significant volume within the AMS 700 line to the enhanced technology and correspondingly higher price of the Tactile Pump product, approved for use by the FDA in July 2004. Male continence sales also grew, due to growth in both unit volume and in average selling prices. In 2005, our first full year of TherMatrx sales, prostate treatment sales increased $13.6 million over 2004. Excluding TherMatrx sales, our prostate product sales declined $0.4 million during 2005 as we continued to reposition the UroLume product toward obstructive urethral conditions such as urethral stricture.
Women’s health products. Revenue from women’s health products grew 28.1 percent in 2006, following an increase of 38.7 percent in 2005. This revenue growth was the result of 21.4 percent unit growth in 2006 and 25.0 percent unit growth in 2005.
In 2006, we saw continued growth in sales and units of Apogee and Perigee, due to our commitment to and emphasis on physician training. The Her Option product for the treatment of menorrhagia, or excessive menstrual bleeding, grew significantly in 2006 as commercial payers continue to implement reimbursement coverage. The female continence product line continued to see growth, specifically in the Monarc, BioArc SP and BioArc TO in an increasingly competitive marketplace. The Monarc and BioArc TO self-fixating slings continued to grow as the market continues the shift which began in 2004 from suprapubic to transobturator procedures in female incontinence slings.
In 2005, with our first full year of our Apogee and Perigee products, we experienced rapid growth in our prolapse business, changing our product mix and increasing our average women’s health prices. We released biologic versions of these products in the fourth quarter of 2005, contributing to our $17.7 million growth in prolapse products for 2005 over 2004.
International sales and foreign exchange effects. Our consolidated revenue grew $95.7 million, or 36.5 percent in 2006 from 2005. Of this growth, $0.3 million, or 0.2 percentage points, was due to favorable currency exchange rates in the markets in which we conduct business in a foreign currency. Because a large share of our expenses associated with international sales are foreign currency denominated costs, changes in these currency rates do not affect net income and cash flows from operations by the same dollar amount as they affect sales revenues.
In 2005, $1.4 million, or 0.7 percentage points, of the revenue growth from 2004 was due to favorable currency exchange rates.

Customer location	2006	2005	$ Increase	% Increase	2005	2004	$ Increase	% Increase

Within U.S.	$272,679	$205,463	$67,216	32.7%	$205,463	$165,140	$40,323	24.4%

International
Before currency impact	85,321	57,128	28,193	49.4%	55,767	43,632	12,135	27.8%

Subtotal	358,000	262,591	95,409	36.3%	261,230	208,772	52,458	25.1%

Currency impact	318	—	318	—	1,361	—	1,361	—

Total	$358,318	$262,591	$95,727	36.5%	$262,591	$208,772	$53,819	25.8%

Operating Expenses
The following table compares the dollar and percentage change in the Statement of Operations between 2006 and 2005, and between 2005 and 2004.

			$ Increase	% Increase			$ Increase	% Increase
(in thousands)	2006	2005	(Decrease)	(Decrease)	2005	2004	(Decrease)	(Decrease)

Net sales	$358,318	$262,591	$95,727	36.5%	$262,591	$208,772	$53,819	25.8%
Cost of sales	68,872	46,111	22,761	49.4%	46,111	38,331	7,780	20.3%

Gross profit	289,446	216,480	72,966	33.7%	216,480	170,441	46,039	27.0%

Operating expenses
Marketing and selling	123,204	92,001	31,203	33.9%	92,001	72,910	19,091	26.2%
Research and development	33,877	20,966	12,911	61.6%	20,966	15,786	5,180	32.8%
In-process research & development	94,035	9,220	84,815	919.9%	9,220	35,000	(25,780)	-73.7%
General and administrative	34,417	21,713	12,704	58.5%	21,713	21,617	96	0.4%
Integration costs	1,712	—	1,712	n/a	—	—	—	n/a
Amortization of intangibles	12,393	7,884	4,509	57.2%	7,884	5,708	2,176	38.1%

Total operating expenses	299,638	151,784	147,854	97.4%	151,784	151,021	763	0.5%

Operating (expense) income	(10,192)	64,696	(74,888)	-115.8%	64,696	19,420	45,276	233.1%

Royalty income	1,701	1,929	(228)	-11.8%	1,929	2,079	(150)	-7.2%
Interest income	2,754	1,246	1,508	121.0%	1,246	517	729	141.0%
Interest expense	(18,395)	(217)	(18,178)	-8377.0%	(217)	(783)	566	72.3%
Financing charges	(8,302)	—	(8,302)	n/a	—	—	—	n/a
Investment impairment	—	—	—	n/a	—	(4,500)	4,500	n/a
Other income (expense)	283	(1,429)	1,712	-119.8%	(1,429)	170	(1,599)	-940.6%

(Loss) income from continuing operations before income taxes	(32,151)	66,225	(98,376)	-148.5%	66,225	16,903	49,322	291.8%
Provision for income taxes	11,731	26,950	(15,219)	-56.5%	26,950	20,023	6,927	34.6%

Net (loss) income from continuing operations	(43,882)	39,275	(83,157)	-211.7%	39,275	(3,120)	42,395	-1358.8%

Loss from discontinued operations, net of tax benefit of $2.7 million	(5,435)	—	(5,435)	n/a	—	—	—	n/a

Net (loss) income	$(49,317)	$39,275	$(88,592)	-225.6%	$39,275	$(3,120)	$42,395	-1358.8%

The following table shows the Statement of Operations as a percentage of net sales for 2006, 2005 and 2004.

	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	19.2%	17.6%	18.4%

Gross profit	80.8%	82.4%	81.6%

Operating expenses
Marketing and selling	34.4%	35.0%	34.9%
Research and development	9.5%	8.0%	7.6%
In-process research and development	26.2%	3.5%	16.8%
General and administrative	9.6%	8.3%	10.4%
Integration costs	0.5%	0.0%	0.0%
Amortization of intangibles	3.5%	3.0%	2.7%

Total operating expenses	83.6%	57.8%	72.3%

Operating income	-2.8%	24.6%	9.3%

Royalty income	0.5%	0.7%	1.0%
Interest income	0.8%	0.5%	0.2%
Interest expense	-5.1%	-0.1%	-0.4%
Financing charges	-2.3%	0.0%	0.0%
Investment impairment	0.0%	0.0%	-2.2%
Other income (expense)	0.1%	-0.5%	0.1%

(Loss) income from continuing operations before income taxes	-9.0%	25.2%	8.1%
Provision for income taxes	3.3%	10.3%	9.6%

Net (loss) income from continuing operations	-12.2%	15.0%	-1.5%

Net (loss) income	-13.8%	15.0%	-1.5%

Cost of goods sold. Cost of goods sold increased 1.6 percentage points from 2005 to 2006 primarily driven by changes in the mix of products sold, due mainly to sales of laser consoles, which have a lower gross margin. These increased costs were partially offset by improvements resulting from increased volume, process efficiencies, reduction of production set-up and controlled overhead spending. Cost of goods sold as a percent of sales has generally benefited from relatively stable overhead costs, which account for more than a quarter of our cost of goods sold. Future cost of goods sold will continue to depend on production levels, labor costs, raw material costs and product mix.
Cost of goods sold as a percentage of sales decreased 0.8 percentage points from 2004 to 2005. Cost of goods sold improvements resulted from increased volume, process improvements generating favorable variances, favorable product mix, reduction of production set-up and controlled overhead spending. These were partially offset by an increase in royalty payments from the prior year.
Marketing and selling. Marketing and selling expenses increased in 2006 due to the worldwide sales force expansion in support of the $95.7 million increase in net sales, the adoption of SFAS 123(R) and the launches of new products. The Laserscope acquisition increased marketing and selling expenses approximately $7.2 million since closing in July 2006. We expect to continue investing in marketing and selling in support of increasing sales levels, but expect marketing and selling expenses will decrease as a percentage of sales over time.
The increase in 2005 is due to 34 additional U.S. marketing and selling personnel in support of the $53.8 million increase in net sales.
Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. The $12.9 million increase in research and development expense from 2005 to 2006 is related to the continued roll-out of the GreenLight HPS system, and increased personnel and project work in the areas of applied research, product development, clinical studies, regulatory filings and intellectual property support including those related to our acquisitions of BioControl and Solarant, as well as the adoption of SFAS 123(R). We expect total spending in research and development, over the longer term, to be approximately ten percent of sales.
The $5.2 million increase in research and development expense from 2004 to 2005 is due to our continued investment in personnel in support of applied research, product development, intellectual property support, clinical studies, and regulatory filings including those related to our Ovion acquisition.
In-process research and development. The 2006 in-process research and development (IPR&D) expense relates to our acquisitions of Laserscope, BioControl assets, Solarant, and Ovion. We recognize an IPR&D charge when we acquire technology that has not yet reached technological feasibility and has no future alternative use. We estimate the fair value of the IPR&D based on the excess earnings method, using projections of expected cash inflows and outflows, including cost of goods sold, research and development expenses to complete and maintain the product, selling and marketing and general and administrative expenses, taxes and incremental working capital requirements. In 2006, we recognized IPR&D charges of $62.1 million related to our Laserscope acquisition, $25.6 million related to our BioControl acquisition, $2.1 million related to our Solarant acquisition and $4.3 million was related to an additional milestone payment on our Ovion acquisition of July 2005.
In 2005, we recognized an IPR&D charge of $9.2 million related to our Ovion acquisition.
General and administrative. General and administrative cost increases in 2006 were primarily due to the impact of SFAS 123(R) and the Laserscope acquisition.
General and administrative costs declined slightly from 2004 to 2005 as increased costs due to personnel additions were offset by decreased systems depreciation and decreased professional fees and services related to Sarbanes-Oxley compliance.
Amortization of intangibles. The increase in intangible amortization expense in 2006 compared to 2005 is primarily due to the amortization of intangible assets from the Laserscope acquisition. (See Notes to Consolidated Financial Statements – No. 2, Acquisition and Financing of Laserscope).
The increase in amortization expense in 2005 compared to 2004 reflects the amortization of intangible assets from the TherMatrx and Ovion acquisitions. (See Notes to Consolidated Financial Statements – No. 4, Acquisitions).
Royalty income. Our royalty income in 2006 is from the license of our stent-delivery technology for medical use outside of urology. This perpetual exclusive worldwide license was entered into during 1998 and is expected to continue to 2009. We receive a royalty equal to 2.625 percent of net sales of licensed products on a quarterly basis. In 2006 we entered into an agreement related to our technology for urinary incontinence and pelvic organ prolapse; we receive a royalty based on net sales of licensed products on a quarterly basis. We do not directly influence sales of the products on which these royalties are based and cannot give any assurance as to future income levels.
Our royalty income in 2005 was also from the license of our stent-delivery technology for medical use outside of urology, as described above for 2006.
Interest income. Interest income increased in 2006 due to the increase in cash from the net proceeds of Convertible Notes issued on June 27, 2006 (see Notes to Consolidated Financial Statements – No. 10, Debt). The proceeds were used for the purchase of Laserscope.
The interest income increase in 2005 reflects an increase in rates partially offset by lower cash balances in the interest bearing accounts. Cash balances declined due to the TherMatrx contingent earnings payments and the consideration paid for Ovion in July 2005 (see Notes to Consolidated Financial Statements – No. 4, Acquisitions).
Interest expense and financing charges. Interest expense increased in 2006 due to short-term borrowing activity, interest incurred on our Convertible Notes, which carry a fixed interest rate of 3.25 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent (a weighted average rate of 7.8 percent at December 30, 2006). Average borrowings during 2006 on the Credit Facility were

$366.0 million. In addition, in June 2006, in preparation for the acquisition of Laserscope, we obtained a commitment for up to $180 million of senior subordinated unsecured financing. We incurred a commitment fee of $7.0 million for the financing commitment, but did not use the financing. The commitment fee was recorded as a financing charge in 2006.
Interest expense decreased in 2005 due to lower borrowing levels, partially offset by the amortization of fees related to our $150.0 million senior unsecured five-year revolving facility line of credit secured in January 2005. This facility was voluntarily terminated as of June 27, 2006 upon the issuance of our Convertible Notes.
Investment impairment. In 2004, we recognized a $4.5 million loss associated with the write-off of our common and preferred stock investment in InjecTx, a company focused on the development of ethanol ablation systems for prostate treatments. (See Notes to Consolidated Financial Statements – No. 7, Investment in Technology).
Other income (expense). The increase in other income in 2006 is due primarily to gains resulting from the fluctuation in foreign currencies, mainly the Euro, against the U.S. dollar and relate to translating foreign denominated inter-company receivables to current rates.
Other expense in 2005 is due mainly to net losses resulting from the fluctuation in foreign currencies, similar to those described for 2006.
Provision for income taxes. Our effective tax rate of 36.5 percent for 2006 on the loss from continuing operations, resulting in a tax expense, was higher than the statutory tax benefit rate applied to taxable income primarily due to the effects of the $94.0 million in IPR&D charges, $68.5 million of which no related tax benefit can be recorded. Also having an unfavorable impact on the tax rate was the loss of our domestic manufacturing tax deduction due to the utilization of acquired net operating losses. In addition, our state income tax rate increased as a result of the acquisition of Laserscope and its California operations. We expect our effective tax rate to be in the range of 39.0 to 41.0 percent in 2007.
Our effective tax rate for 2005 of 40.7 percent was higher than the statutory tax rate applied to taxable income primarily due to the effects of the $9.2 million IPR&D charge for which no related tax benefit can be recorded.
Liquidity and Capital Resources
Cash, cash equivalents, and short-term investments were $29.5 million as of December 30, 2006, compared to $46.4 million as of December 31, 2005. The decrease is primarily due to (i) the $26.3 million of contingent payments to former TherMatrx shareholders, (ii) our $718.7 million acquisition of Laserscope, which we financed through the issuance of our Convertible Notes and borrowings under our Credit Facility, and (iii) the $53.9 millon purchase of technology and property, plant and equipment. These decreases were partially offset by cash provided by operations of $74.1 million and cash provided by financing activities of $717.6 million in 2006.
Cash flows from operating activities
Net cash provided from operating activities increased from $71.6 million in 2005 to $74.1 million in 2006 primarily driven by a net loss from continuing operations of $43.9 million adjusted for $94.0 million of in-process research and development charges, $8.3 million of debt financing costs, $17.1 million of depreciation and amortization and $14.1 million of non-cash stock option expense, and related tax benefit. This increase was partially offset by cash used in working capital items of $16.5 million including accounts receivable, inventories, accounts payable, accrued expenses and other assets.
Net cash provided from operating activities in 2005 increased from 2004 levels by approximately $22.4 million primarily as a result of an increase in net income exclusive of IPR&D charges of approximately $16.6 million and from improvements in various working capital items of $8.3 million including accounts receivable and accounts payable.
Cash flows from investing activities
Cash used in investing activities was $786.5 million and $88.3 million in 2006 and 2005, respectively. During 2006 and 2005, we made business and technology acquisitions of $777.5 million and $83.1 million, respectively. Current year purchases consist of $718.7 million, net of cash acquired, for Laserscope, $25.6 million for certain assets of

BioControl, $2.9 million for Solarant, and a $5.0 million milestone payment for Ovion. We also paid $26.3 million of contingent payments to the former TherMatrx shareholders.
Cash used in investing activities in 2005 included $70.1 million of contingent payments to the former TherMatrx shareholders.
Cash flows from financing activities
Cash flow from financing activities was $717.6 million in 2006 compared to $11.5 million in 2005. In 2006, we received $361.2 million in cash from the issuance of our Convertible Notes and $352.7 million from borrowings under our Credit Facility, net of underwriting and debt issuance costs. We also received $9.9 million from the issuance of common stock, the majority of which came from our employees exercising stock options.
In 2005, we received $11.5 million from the issuance of common stock, primarily from the exercise of employee stock options.
During the second quarter of 2006 we borrowed $21.0 million on a $150.0 million senior unsecured five year revolving credit facility we obtained in January 2005. We repaid the outstanding balance with operating cash and voluntarily terminated this credit facility on June 27, 2006 upon the issuance of our Convertible Notes.
We issued our Convertible Notes pursuant to an Indenture dated as of June 27, 2006 as supplemented by the first supplemental indenture dated September 6, 2006 (the Indenture) between us, certain of our significant domestic subsidiaries, as guarantors of the Convertible Notes, and U.S. Bank National Association, as trustee for the benefit of the holders of the Convertible Notes, which specifies the terms of the notes. The Convertible Notes bear interest at the rate of 3.25 percent per year, payable semiannually in arrears in cash on January 1 and July 1 of each year, beginning January 1, 2007. The Convertible Notes have a stated maturity of July 1, 2036 and are our direct, unsecured, senior subordinated obligations, rank junior to our Credit Facility and will rank junior in right of payment to all of our future senior secured debt as provided in the Indenture. In addition to regular interest on the Convertible Notes, we will also pay contingent interest during any six-month period from July 1 to December 31 and from January 1 to June 30, beginning with the period beginning July 1, 2011, if the average market price of the Convertible Notes for the five consecutive trading days immediately before the last trading day before the relevant six-month period equals or exceeds 120 percent of the principal amount of the Convertible Notes. The Convertible Notes are convertible under certain circumstances for cash and shares of our common stock, if any, at a conversion rate of 51.5318 shares of our common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $19.406 per share), subject to adjustment. Upon conversion, we would be required to satisfy up to 100 percent of the principal amount of the Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock.
The following table illustrates the number of shares issued upon full conversion of the Convertible Notes assuming various market prices for our stock:

The number of shares issued upon
If the market price of our stock is:	full conversion would be (1):
$25.00	4.3 million
$30.00	6.8 million
$35.00	8.6 million

(1)	The formula to calculate the shares issued upon full conversion of our Convertible Notes is as follows:
If a holder elects to convert its Convertible Note in connection with a designated event that occurs prior to July 1, 2013, we will pay, to the extent described in the Indenture, a make whole premium by increasing the conversion rate applicable to such Convertible Notes. All of the above conversion rights will be subject to certain limitations imposed by our Credit Facility.
We may also redeem the Convertible Notes on or after July 6, 2011 at specified redemption prices as provided in the Indenture plus accrued and unpaid interest, plus contingent interest to, but excluding, the applicable redemption date, and the holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on July 1, 2013, July 1, 2016, July 1, 2021, July 1, 2026, and July 1, 2031 or in the event of a designated event, at a purchase price equal to 100 percent of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, plus contingent interest to, but excluding, the purchase date.
Prior to conversion, our Convertible Notes represent potentially dilutive common share equivalents that must be considered in our calculation of diluted earnings per share (“EPS”). When there is a net loss, common share equivalents are excluded from the computation because they have an anti-dilutive effect. In addition, when the conversion price of our Convertible Notes is greater than the market price of our stock, the effect would be anti-dilutive and we would exclude the Convertible Notes from the EPS computation. However, when the market price of our stock is greater than the conversion price of the Convertible Notes, the impact is dilutive and the Convertible Notes will affect the number of common share equivalents used in the diluted EPS calculation. The degree to which these Convertible Notes are dilutive increases as the market price of our stock increases.
The following table illustrates the number of common share equivalents that would potentially be included in weighted average common shares for the calculation of diluted EPS, assuming various market prices of our stock:

	The number of common share equivalents
If the market price of	potentially included in the computation of
our stock is:	diluted EPS would be (1):		Percent Dilution (2)

$19.00	—	(anti-dilutive)	0.0%
$25.00	4.3	million	5.7%
$30.00	6.8	million	8.7%
$35.00	8.6	million	10.8%

(1)	Common share equivalents are calculated using the treasury stock method, in accordance with EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.”

(2)	The percent dilution is based on 71,059,312 outstanding shares as of December 30, 2006.
On July 20, 2006, our wholly-owned subsidiary, American Medical Systems, Inc. (AMS), entered into a senior secured Credit Facility. AMS and each majority-owned domestic subsidiary of AMS including Laserscope and its subsidiaries, are parties to the Credit Facility as guarantors of all of the obligations of AMS arising under the Credit Facility. The obligations of AMS and each of the guarantors arising under the Credit Facility are secured by a first priority security interest on substantially all of their respective assets, including a mortgage on the AMS facility in Minnetonka, Minnesota.
The Credit Facility has a term of six years and consists of (i) a term loan facility in an aggregate principal amount of $365 million and (ii) a revolving credit facility in an aggregate principal amount of up to $65 million. The revolving credit facility has a $5 million sublimit for the issuance of standby and commercial letters of credit and a $5 million sublimit for swing line loans. We used borrowings under the Credit Facility to fund a portion of the purchase price for the acquisition of Laserscope, and pay fees and expenses related to the Credit Facility and the acquisition of Laserscope. The revolving credit facility is available to fund our ongoing working capital needs, including future capital expenditures and permitted acquisitions. As of December 30, 2006, we had $364.1 million of term debt outstanding under our Credit Facility.
Our Credit Facility contains standard affirmative and negative covenants and other limitations (subject to various carve-outs and baskets) regarding us, AMS, and in some cases, the subsidiaries of AMS. The covenants limit: (a) investments, capital expenditures, dividend payments, the disposition of material assets other than in the ordinary course of business, and mergers and acquisitions under certain conditions, (b) transactions with affiliates, unless such transactions are completed in the ordinary course of business and upon fair and reasonable terms, (c) liens and indebtedness, and (d) substantial changes in the nature of our business. Our Credit Facility contains customary financial covenants for secured credit facilities, consisting of maximum total and senior debt leverage ratios and minimum interest coverage and fixed charge coverage ratios. These financial covenants adjust from time to time during the term of the facility. The covenants and restrictions contained in the Credit Facility could limit our ability to fund our business, make capital expenditures, and make acquisitions or other investments in the future.

The financial covenants specified in the Credit Facility are summarized as follows:

For The Fiscal
	Periods Ending	Required
Financial Covenants	Closest to	Ratio
Total Leverage Ratio	12/31/06	6.95:1.00 (maximum)
	3/31/07	6.50:1.00
	6/30/07	6.00:1.00
	9/30/07	5.50:1.00
	Reductions continuing until 6/30/10	3.00:1.00

Senior Leverage Ratio	12/31/06	3.50:1.00 (maximum)
	3/31/07	3.25:1.00
	6/30/07	3.00:1.00
	9/30/07	2.75:1.00
	Reductions continuing until 3/31/09	2.00:1.00

Interest Coverage Ratio	12/31/06	2.50:1.00 (minimum)
	3/31/07	2.75:1.00
	6/30/07	3.00:1.00
	9/30/07	3.25:1.00
	Increases continuing until 9/30/09	4.00:1.00

Fixed Charge Coverage Ratio	12/30/06 through 3/31/07	1.05:1.00 (minimum)
	6/30/07	1.15:1.00
	9/30/07	1.15:1.00
	Increases continuing until 9/30/08	1.50:1.00

Maximum Capital Expenditures	12/31/06	$35,000,000
	12/31/07	$15,000,000
As of December 30, 2006, we were in compliance with all financial covenants as defined in our Credit Facility which are summarized as follows:

Financial Covenant	Required Ratio	Actual Ratio

Total Leverage Ratio (1)	6.95:1.00 (maximum)	5.82
Senior Leverage Ratio (2)	3.50:1.00 (maximum)	2.80
Interest Coverage Ratio (3)	2.50:1.00 (minimum)	3.09
Fixed Charge Coverage Ratio (4)	1.05:1.00 (minimum)	1.41
Maximum Capital Expenditures	$35,000,000	$28,483,000

(1)	Total outstanding debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(2)	Total outstanding senior secured debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(3)	Ratio of Consolidated EBITDA for the trailing four quarters to interest expense for such period.

(4)	Ratio of Consolidated EBITDA for the trailing four quarters to fixed charges (cash interest expense, scheduled principal payments on debt, capital expenditures, income taxes paid, earn-out and milestone payments) for such period.
The ratios are based on EBITDA, on a rolling four quarters, calculated on a pro forma combined basis with Laserscope and without discontinued operations, with some adjustments (“Consolidated Adjusted EBITDA”). Consolidated Adjusted EBITDA is a non-GAAP financial measure that is defined in our credit agreement as earnings before interest, income taxes, depreciation and amortization, adjusted for other non-cash reducing net income including IPR&D and stock compensation charges, upfront fees and expenses incurred in connection with the execution and delivery of the credit agreement, and certain non-recurring integration costs related to the acquisition of Laserscope, less other non-cash items increasing net income. Consolidated Adjusted EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information relative to compliance with our debt covenants.
Any failure to comply with any of these financial and other affirmative and negative covenants would constitute an event of default under the Credit Facility, entitling a majority of the bank lenders to, among other things, terminate future credit availability under the Credit Facility, increase the interest rate on outstanding debt, and accelerate the maturity of outstanding obligations under the Credit Facility.
Our borrowing arrangements are more fully described in Notes to Consolidated Financial Statements – No. 10, Debt.
Contractual Obligations
The following table sets forth the future commitments (in thousands) under our long-term debt and operating leases.

		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt obligations	$737.9	$2.7	$8.2	$93.1	$633.9
Operating lease commitments	9.7	2.6	3.3	2.5	1.3
InnovaQuartz earnout acceleration	7.3	7.3	—	—	—

Total	$754.9	$12.6	$11.5	$95.6	$635.2

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
These contingent payments equaled four times the aggregate sales of products over the period which began on July 5, 2004 and ended on December 31, 2005, minus $40.0 million cash consideration paid on July 5, 2004. Since the time of acquisition, earnout payments of $96.4 million have been paid, of which $70.1 million was paid in 2005 and $26.3 million was paid in 2006. In the third quarter of 2006, we made a payment of $2.4 million of which $2.0 million had been accrued at December 31, 2005 for cash collected on open receivables at the end of the earnout period. The TherMatrx shareholder representative recently completed an audit of the contingent payment, and we do not believe any adjustments to the contingent payments will be material.
On July 7, 2005, we acquired Ovion Inc., (Ovion) and paid the former Ovion shareholders cash consideration of $9.8 million, after adjustments made at closing for payment of outstanding liabilities of Ovion at the time of closing. We deposited $1.0 million of this initial consideration in escrow to be held for 12 months after closing of the merger to cover certain contingencies, and the balance is to be distributed to former Ovion shareholders. In the fourth quarter of 2006, $0.4 million of this escrow was distributed. The remaining balance is still held in escrow, pending resolution of certain contingencies and reimbursement of certain expenses. We also incurred $0.9 million of acquisition related costs through December 30, 2006. We used cash on hand to make these initial payments, net of acquired cash on hand at closing of $0.3 million.
In addition to the initial closing payment, we will make contingent payments of up to $20.0 million if certain clinical and regulatory milestones are completed. Earnout payments are equal to one time net sales of Ovion’s products for the 12 month period beginning on the later of (i) our first fiscal quarter commencing six months after approval from the U.S. Food and Drug Administration to market the Ovion™ product for female sterilization or (ii) January 1, 2008. The contingent payments and earnout payments are subject to certain rights of offset. We made the first milestone payment of $5.0 million in the fourth quarter of 2006. The founders of Ovion will also receive a royalty equal to two percent of net sales of products that are covered by the Ovion patents related to the founders’ initial technology contribution to Ovion.
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
On May 8, 2006, we completed the acquisition of Solarant Medical, Inc., (Solarant) a privately funded company focused on the development of minimally invasive therapies for women who suffer from stress urinary incontinence. The purchase price is comprised of an initial payment of $1.0 million, potential milestone payments totaling $4.0 million contingent upon FDA approval of the therapy and the establishment of reimbursement codes for the hospital and office settings, and an earnout based on revenue growth during the first three years in the event of product commercialization. In addition to these acquisition payments, we previously funded $1.0 million of Solarant’s development efforts, which is included as part of the acquisition consideration. Elizabeth Weatherman and Richard Emmitt are members of our Board of Directors and former members of the Solarant Board of Directors. In addition, investment funds with which Ms. Weatherman and Mr. Emmitt are affiliated are former shareholders of Solarant and will be entitled a share of any future purchase price payments we make related to Solarant. Neither Ms. Weatherman nor Mr. Emmitt were involved in deliberations regarding the Solarant transaction.
During 2006, we began construction of additional office space at our Minnesota headquarters. The total cost of the project is estimated to be $15.1 million, of which $9.0 million has been expended through 2006. The facility is scheduled for completion in the third quarter of 2007.
Laserscope acquired InnovaQuartz in May 2006 pursuant to a purchase agreement that contained contingent earn out payments based on milestones, revenues and profitability through 2008 and related covenants. These provisions significantly limited our flexibility in operating the business during the earnout period and imposed penalties for violating those provisions. In order to resolve these earnout and penalty provisions, on December 8, 2006, we agreed to issue shares of common stock with a value of $7.3 million to the former shareholders of InnovaQuartz to terminate the purchase agreement, including all contingent earnout payments under the purchase agreement. We issued 371,500 shares of our common stock on January 12, 2007 in satisfaction of this agreement. The parties also released all claims against each other.
We believe that funds generated from operations, together with our balances in cash and cash equivalents, as well as short term investments and our revolving Credit Facility, will be sufficient to finance current operations, planned capital expenditures, and any contingent payments that become due related to the acquisitions described.
Critical Accounting Policies and Estimates
We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management’s discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues, and expenses and (2) the related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates, including but not limited to, those related to accounts receivable and sales return obligations, inventories, long-lived assets, warranty, legal contingencies, valuation of share based payments and income taxes. The critical accounting policies that are most important in fully understanding and evaluating the financial condition and results of operations are discussed below.
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

We recognize compensation expense for the fair value of restricted stock grants issued based on the average stock price on the date of grant. Compensation expense recognized on shares issued under our Employee Stock Purchase Plan is based on the value to the employee of the 15 percent discount applied to the stock purchase price.
The adoption of SFAS 123(R) had a material impact on our consolidated results of operations and cash flows. As a result of adopting SFAS 123(R) on January 1, 2006, our net loss for the twelve months ended December 30, 2006, was $7.5 million greater than if we had applied share based compensation under Opinion 25 (see Notes to Consolidated Financial Statements – No. 11, Stock-Based Compensation).
Revenue Recognition Policy
We sell our products primarily through a direct sales force. Approximately 33.3 percent of our revenue is generated from consigned inventory or from inventory with field representatives. For these products, revenue is recognized at the time the product has been used or implanted. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to customers, providing there are no remaining performance obligations required from us or any matters requiring customer acceptance. In cases where we utilize distributors or ship product directly to the end user, we recognize revenue upon shipment provided all revenue recognition criteria have been met. We record estimated sales returns, discounts and rebates as a reduction of net sales in the sale period revenue is recognized.
Certain sales of lasers have post-sale obligations of installation and advanced training. These obligations are fulfilled after product shipment, and in these cases, we recognize revenue in accordance with the multiple element accounting guidance set forth in Emerging Issues Task Force No. (EITF) 00-21, Revenue Arrangements with Multiple Deliverables. When we have objective and reliable evidence of fair value of the undelivered elements we defer revenue attributable to the post-shipment obligations and recognize such revenue when the obligation is fulfilled. Otherwise we defer all revenue until all elements are delivered.
We provide incentives to customers, including volume based rebates, that are accounted for under EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Customers are not required to provide documentation that would allow us to reasonably estimate the fair value of the benefit received and we do not receive an identifiable benefit in exchange for the consideration. Accordingly, the incentives are recorded as a reduction of revenue.
All of our customers have rights of return for the occasional ordering or shipping error. We maintain an allowance for these returns and reduce reported revenue for expected returns from shipments during each reporting period. This allowance is based on historical and current trends in product returns. At December 30, 2006 this allowance was $1.8 million, and it was $1.2 million at December 31, 2005.
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
The allowance for doubtful accounts was $3.1 million and $2.0 million at December 30, 2006 and December 31, 2005, respectively. The allowance increased primarily due to the addition of Laserscope, which was acquired in July 2006. The non-Laserscope portion of the allowance remained at approximately the same level on increased sales due to continued improvements in collection activities in both U.S. and international operations. In particular, allowances required on open accounts in Spain and Portugal have decreased through more aggressive monitoring of hospital payment patterns and resulting collection activities. The allowance was 3.3 percent and 3.9 percent of gross accounts receivable at the end of 2006 and 2005, respectively.

Inventories
Inventories are stated at the lower of cost or market determined on the first-in-first-out method. Each quarter, we evaluate our inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical loss trends, expected product lives, product at risk of expiration, sales levels by product, and projections of future sales demand. We reserve inventories we consider obsolete. In addition, we record an allowance for inventory quantities in excess of forecasted demand. Inventory allowances were $2.5 million and $1.3 million at the end of 2006 and 2005, respectively. This increase is primarily due to the addition of Laserscope, which was acquired in July 2006. If future demand or market conditions are less favorable than current estimates, additional inventory adjustments would be required and would adversely affect income in the period the adjustment is made.
Warranty Accrual / Allowance
We warrant all of our products to be free from manufacturing defects. In addition, if a product fails, we may provide replacements at no cost or at a substantial discount from list price. We maintain a warranty allowance to cover the cost of replacements for our erectile restoration, incontinence, BPH, urinary stones and menorrhagia products. When we sell products, we record an expense for the expected costs of future warranty-related claims, and increase the warranty allowance by an equivalent amount. We reduce the warranty allowance by the cost of the replacement device when an actual claim is awarded. Thus, the balance of the warranty allowance is an estimate of the future cost of honoring our warranty obligation. Factors influencing this estimate include historical claim rates, changes in product performance, frequency of use by the patient, the patient’s performance expectations, and changes in the terms of our product replacement policy. Product reliability is a function of raw material properties, manufacturing processes, and surgical technique.
At December 30, 2006, our accrued warranty allowance was $2.7 million compared to $1.6 million at December 31, 2005. The increase is due primarily to the acquisition of Laserscope in July 2006. If we experience changes in any of the factors that influence this estimate, we will make adjustments to this accrued warranty allowance.
Product Liability Accrual
Each quarter, we estimate the uninsured portion of legal representation and settlement costs of product liability claims and lawsuits. This evaluation consists of reviewing historical claims costs as well as assessing future trends in medical device liability cases. Social and political factors, as well as surgeon and medical facility responsibility, make litigation costs hard to predict. Accruals for future litigation costs were $0.5 million at December 30, 2006, versus $0.8 million at December 31, 2005. The accrual amount reflects the estimate related to identified claims and lawsuits. If, in the future, we determine that this accrual is inadequate, the adjustment would reduce reported income in the period we recorded the adjustment.
Operating Leases
We lease certain operating equipment, primarily automobiles, with terms of generally three years. At the inception of the lease, terms are evaluated to determine whether benefits and risks of ownership have been transferred from the lessor, through bargain purchase options, lease terms greater than 75 percent or more of the estimated economic life of the equipment, transfer of ownership at the end of the lease term or a present value of the minimum lease payments at the beginning of the lease term of 90 percent or more of the fair value of the equipment. As none of these factors exist in our lease arrangements, our leases are recorded as operating leases, with monthly rental payments charged to expense as the payments become due.
Valuation of IPR&D, Goodwill and Other Intangible Assets
When we acquire another company, the purchase price is allocated, as applicable, between in process research and development (IPR&D), other identifiable intangible assets, tangible assets, and goodwill as required by U.S. GAAP. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use, and is immediately expensed. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.
The forecast data employed in the analysis of our various IPR&D charges was based upon internal product level forecast and external market information. The forecast data and assumptions are inherently uncertain and unpredictable. However, based upon the information available at this time, we believe the forecast data and assumptions used are reasonable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Unless otherwise noted, forecast and assumptions have not changed materially from the date the appraisals were completed.
At the time of acquisition, we expect all acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability of these projects will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing and conducting clinical trials necessary to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, failure of clinical trials, delay or failure to obtain required market clearances, and patent litigation. If commercial viability were not achieved, we would not realize the original estimated financial benefits expected for these projects. We fund all costs to complete IPR&D projects with internally generated cash flows.
Goodwill is the excess of the purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually during the fourth quarter, or whenever a change in circumstances or the occurrence of events suggest the remaining value may not be recoverable. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with these impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $677.1 million as of December 30, 2006 and $169.7 million as of December 31, 2005.
Other intangible assets consist primarily of purchased technology, patents, and trademarks and are generally amortized using the straight-line method over their estimated useful lives. We review our intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually during the fourth quarter or whenever there is an impairment indicator. Other intangible assets, net of accumulated amortization, were $160.7 million as of December 30, 2006 and $40.6 million as of December 31, 2005.
Income Taxes
In the preparation of the consolidated financial statements, income taxes in each of the jurisdictions in which we operate are determined. This process involves estimating and judgment for current tax liabilities, assessing deferred tax assets and liabilities, valuation allowances and tax reserves. The tax rules require that certain items have tax treatment that is different from the consolidated financial statements. The different tax treatment may be permanent or temporary which is reflected in our effective tax rate and related tax accounts in the consolidated financial statements.
Our deferred tax assets include such items as timing differences on certain accruals, reserves, and deferred revenue. Other deferred tax assets exist for net operating losses on various federal and state tax returns, alternative minimum tax, research and development and foreign tax credits. Our deferred tax liabilities include such items as amortization of trademarks and other intangibles, and contingent interest on the Convertible Notes.
We review deferred tax assets and determine the need for a valuation allowance on a quarterly basis. The valuation allowance assessment considers historical taxable income, estimates of future taxable income, and the impact of tax planning strategies. If a determination is made that we would not realize all or part of the deferred tax assets, an adjustment to the deferred tax asset valuation allowance and a charge to income in the period of the determination would be made.
Valuation allowances for 2006 and 2005 of $2.4 million and $1.3 million, respectively, are maintained to offset tax loss carry forwards created in a foreign jurisdiction, $1.3 million of which, if subsequently recognized, would be allocated to goodwill. In addition, in 2004 a $1.7 million valuation allowance was established for the capital loss carry forward related to an investment impairment (see Notes to Consolidated Financial Statements – No. 16, Income Taxes). No other allowances against net deferred tax assets are maintained at December 30, 2006.

We also assess our tax reserves on a quarterly basis. We believe that all of our tax positions are fully supportable. However, we establish a reserve when we believe that our tax return positions have been, or are likely to be, challenged.
Recent Accounting Pronouncements
See Notes to Consolidated Financial Statements – No.1, Business Description and Significant Accounting Policies.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rates
We have interest rate risk on earnings from the floating LIBOR index that is used to determine the interest rates on our senior secured credit facility. Most of our floating rate senior secured Credit Facility debt was converted to an interest rate based on six-month LIBOR shortly after issuance. On the applicable interest rate continuation dates we have the option to set the total interest rate based on one, two, three, or six month LIBOR. We are planning to base the continuation dates based on mandatory prepayment requirements, voluntary prepayment expectations, and the interest rate environment.
Based on a sensitivity analysis, as of December 30, 2006, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a decrease in net income before income taxes of approximately $6.3 million over the next 12 months. Given our level of cash investments and their short-term nature, a change in interest rates and the impact on our interest income was not considered in the analysis.
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
During fiscal 2006 and 2005, revenues from sales to customers outside the United States were 23.9 percent and 21.8 percent of total consolidated revenues, respectively. International accounts receivable, inventory, cash, and accounts payable were 32.5 percent, 9.8 percent, 35.1 percent, and 17.1 percent of total consolidated accounts for each of these items as of December 30, 2006. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $4.8 million during 2006.
At December 30, 2006, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $23.1 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $2.3 million. Actual amounts may differ.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during our fourth quarter ended December 30, 2006.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 30, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 30, 2006, our internal control over financial reporting is effective based on those criteria.
During the third quarter of 2006, we acquired Laserscope in a purchase business combination. In reliance on guidance contained in a “Frequently Asked Questions” interpretive release issued by the staff of the SEC’s Office of Chief Accountant and Division of Corporation Finance in June 2004 (and revised on October 6, 2004), we determined to exclude Laserscope from the scope of our assessment of our internal control over financial reporting as of December 30, 2006. The total assets and total revenues of Laserscope represent approximately 67.0 percent and 13.3 percent, respectively, of our total consolidated assets and total consolidated revenues as of and for the year ended December 30, 2006. Excluding goodwill, Laserscope assets represent approximately 48.0 percent of our consolidated assets as of December 30, 2006.
Our assessment of the effectiveness of internal control over financial reporting as of December 30, 2006, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Ernst & Young’s attestation report on AMS management’s assessment of internal control over financial reporting appears on page F-1 of this Form 10-K.
Item 9B. Other Information
None

PART III
Item 10. Directors and Executive Officers of the Registrant
Directors of the Registrant
The information in the “Election of Directors — Information About the Nominees and other Directors” section of our 2007 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Executive Officers of the Registrant
Information about our executive officers is included in this Annual Report on Form 10-K under Item 4A, “Executive Officers of American Medical Systems.”
Compliance with Section 16(a) of the Exchange Act
The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2007 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Audit Committee Financial Expert
The information under the heading “Audit Committee” in the “Election of Directors — Board and Board Committees” section of our 2007 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Identification of the Audit Committee
The information under the heading “Audit Committee” in the “Election of Directors — Board and Board Committees” section of our 2007 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Code of Ethics
Our Code of Ethics for Senior Financial Management applies to our chief executive officer, chief financial officer, controller, and other employees performing similar functions that have been identified by the chief executive officer, and meet the requirements of the Securities and Exchange Commission. We have posted our Code of Ethics for Senior Financial Management on our website, at www.AmericanMedicalSystems.com. We intend to disclose any amendments to and any waivers from a provision of our Code of Ethics for Senior Financial Management on our website within five business days following such amendment or waiver. The information contained in or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any report that we file with or furnish to the Securities and Exchange Commission.
Item 11. Executive Compensation
The information in the “Compensation Discussion & Analysis,” the “Executive Compensation” and the “Director Compensation” sections of our 2007 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the “Executive Compensation—Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders and Management Beneficial Ownership” sections of our 2007 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information in the “Related Person Relationships and Transactions,” the “Election of Directors – Information about Nominees and other Directors” and the “Election of Directors – Board and Board Committees” sections of our 2007 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Item 14. Principal Accountant Fees and Services
The information in the “Audit and Non-Audit Fees” section of our 2007 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

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

Schedule II – Valuation and Qualifying Accounts	F-46
(c) Exhibits
The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index on pages E-1 to E-5 to this report. A copy of any of the exhibits listed in the Exhibit Index will be sent at a reasonable cost to any stockholder upon receipt from any such person of a written request for any such exhibit. Requests should be sent to the attention of Corporate Secretary, American Medical Systems, Inc., 10700 Bren Road West, Minnetonka, Minnesota 55343.
The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit (or incorporated by reference) to this Annual Report on Form 10-K:
1.	Employment Agreement, dated April 26, 2004, between Martin J. Emerson and American Medical Systems, Inc.

2.	First Amendment to Employment Agreement, dated January 5, 2005, between Martin J. Emerson and American Medical Systems, Inc.

3.	Employment Agreement, dated January 1, 2003, between Ross Longhini and American Medical Systems, Inc.

4.	Employment Agreement, dated December 18, 2006, between Mark A. Heggestad and American Medical Systems, Inc.

5.	2000 Equity Incentive Plan, as amended.

6.	Form of Incentive Stock Option Agreement under the 2000 Equity Incentive Plan, as amended.

7.	Form of Non-Qualified Stock Option Agreement under the 2000 Equity Incentive Plan, as amended.

8.	Employee Stock Purchase Plan, as amended.

9.	2005 Stock Incentive Plan, as amended.

10.	Form of Stock Option Certificate for Executive Officers under the 2005 Stock Incentive Plan, as amended.

11.	Form of Notice of Amendment to Stock Option Certificate/Agreement for Executive Officers of American Medical Systems Holdings, Inc.

12.	Form of Stock Option Certificate for Directors under the 2005 Stock Incentive Plan, as amended.

13.	Form of Indemnification Agreement with Executive Officers and Directors.

14.	Summary of Director Compensation.

15.	Summary of Named Executive Officer Compensation.

FINANCIAL STATEMENTS AND NOTES THERETO
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
American Medical Systems Holdings, Inc.
We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting included in Item 9A, that American Medical Systems Holdings, Inc. maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Medical Systems Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Laserscope, which is included in the December 30, 2006 consolidated financial statements of American Medical Systems Holdings, Inc. and constituted approximately 67.0 percent of total assets at December 30, 2006, and 13.3 percent of net sales for the year then ended. Excluding goodwill, the assets of Laserscope represent approximately 48.0 percent of the consolidated assets as of December 30, 2006. Our audit of internal control over financial reporting of American Medical Systems Holdings, Inc. also did not include an evaluation of the internal control over financial reporting of Laserscope.
In our opinion, management’s assessment that American Medical Systems Holdings, Inc. maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Medical Systems Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Medical Systems Holdings, Inc. as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2006 of American Medical Systems Holdings, Inc. and our report dated February 23, 2007, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
American Medical Systems Holdings, Inc.
We have audited the accompanying consolidated balance sheets of American Medical Systems Holdings, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2006. Our audits also included the financial statement schedule listed in Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Medical Systems Holdings, Inc. and subsidiaries at December 30, 2006 and December 31, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.
As discussed in Note 11 to the financial statements, in 2006 the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Medical Systems Holdings, Inc.’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed in an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 23, 2007

American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$29,051	$30,885
Short term investments	490	15,505
Accounts receivable, net	91,938	51,058
Inventories, net	37,974	18,191
Deferred income taxes	11,065	3,197
Other current assets	16,988	4,072
Assets of discontinued operations	46,078	—

Total current assets	233,584	122,908

Property, plant and equipment, net	47,035	21,371
Goodwill	677,053	169,700
Developed and core technology, net	110,634	31,399
Other intangibles, net	50,022	9,179
Deferred income taxes	—	4,110
Investment in technology and other assets	1,148	659
Other long-term assets, net	3,031	—

Total assets	$1,122,507	$359,326

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,430	$3,688
Accrued compensation expenses	17,019	11,480
Accrued warranty expense	2,715	1,618
Income taxes payable	—	2,387
Other accrued expenses	47,891	8,214
Contingent liability on acquisition	—	25,988
Liabilities of discontinued operations	19,478	—

Total current liabilities	102,533	53,375

Long-term debt	713,456	—
Deferred income taxes	22,296	—
Long-term employee benefit obligations	3,060	3,072

Total liabilities	841,345	56,447

Stockholders’ equity
Common stock, par value $.01 per share; authorized 220,000,000 shares; issued and outstanding: 71,059,312 shares at December 30, 2006 and 69,525,169 shares at December 31, 2005	711	695
Additional paid-in capital	253,127	227,284
Accumulated other comprehensive income	4,155	2,414
Retained earnings	23,169	72,486

Total stockholders’ equity	281,162	302,879

Total liabilities and stockholders’ equity	$1,122,507	$359,326

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	2006	2005	2004
Net sales	$358,318	$262,591	$208,772
Cost of sales (a)	68,872	46,111	38,331

Gross profit	289,446	216,480	170,441

Operating expenses
Marketing and selling (a)	123,204	92,001	72,910
Research and development (a)	33,877	20,966	15,786
In-process research and development	94,035	9,220	35,000
General and administrative (a)	34,417	21,713	21,617
Integration costs	1,712	—	—
Amortization of intangibles	12,393	7,884	5,708

Total operating expenses	299,638	151,784	151,021

Operating (expense) income	(10,192)	64,696	19,420

Other (expense) income
Royalty income	1,701	1,929	2,079
Interest income	2,754	1,246	517
Interest expense	(18,395)	(217)	(783)
Financing charges	(8,302)	—	—
Investment impairment	—	—	(4,500)
Other income (expense)	283	(1,429)	170

Total other income (expense)	(21,959)	1,529	(2,517)

(Loss) income from continuing operations before income taxes	(32,151)	66,225	16,903

Provision for income taxes	11,731	26,950	20,023

Net (loss) income from continuing operations	(43,882)	39,275	(3,120)

Loss from discontinued operations, net of tax benefit of $2.7 million	(5,435)	—	—

Net (loss) income	$(49,317)	$39,275	$(3,120)

Net (loss) income per share
Basic net (loss) earnings from continuing operations	$(0.63)	$0.57	$(0.05)
Discontinued operations, net of tax	(0.08)	—	—

Basic net (loss) earnings	$(0.70)	$0.57	$(0.05)

Diluted net (loss) earnings from continuing operations	$(0.63)	$0.55	$(0.05)
Discontinued operations, net of tax	(0.08)	—	—

Diluted net (loss) earnings	$(0.70)	$0.55	$(0.05)

Weighted average common shares used in calculation
Basic	70,152	68,926	67,006
Diluted	70,152	71,682	67,006

(a) These line items include stock-based compensation of:

Cost of sales	$420	$—	$—
Marketing and selling	3,330	—	—
Research and development	2,113	—	—
General and administrative	3,967	—	—

Total stock-based compensation expense	$9,830	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Deferred	Comprehensive
	Shares Par Value		Capital	Earnings	Compensation	Income	Total
Balances at January 3, 2004	66,271	$663	$202,009	$36,331	$(24)	$1,367	$240,346

Comprehensive income
Net loss	—	—	—	(3,120)	—	—	(3,120)
Foreign currency translation adjustment, net of tax of $0.3 million	—	—	—	—	—	3,772	3,772
Unrealized (loss) on available-for-sale securities,						(16)	(16)

Total comprehensive income							636
Issuance of common stock:
Stock options exercised	1,124	11	5,095	—	—	—	5,106
Employee stock purchase plan	84	1	959	—	—	—	960
Compensation cost of stock options issued to non-employees	—	—	54	—	—	—	54
Income tax benefit from stock option plans	—	—	2,047	—	—	—	2,047
Amortization of deferred compensation	—	—	—	—	23	—	23
Deferred compensation forfeitures	—	—	(1)	—	1	—	—

Balances at January 1, 2005	67,479	$675	$210,163	$33,211	$—	$5,123	$249,172

Comprehensive income
Net income	—	—	—	39,275	—	—	39,275
Foreign currency translation adjustment, net of tax benefit of $0.6 million	—	—	—	—	—	(2,709)	(2,709)

Total comprehensive income							36,566
Issuance of common stock:
Stock options exercised	1,958	19	10,165	—	—	—	10,184
Employee stock purchase plan	88	1	1,354	—	—	—	1,355
Compensation cost of stock options issued to non-employees	—	—	189	—	—	—	189
Income tax benefit from stock option plans	—	—	5,413	—	—	—	5,413

Balances at December 31, 2005	69,525	$695	$227,284	$72,486	$—	$2,414	$302,879

Comprehensive income
Net loss	—	—	—	(49,317)	—	—	(49,317)
Foreign currency translation adjustment, net of tax of $0.4 million	—	—	—	—	—	1,593	1,593

Total comprehensive loss							(47,724)
Issuance of common stock:
Stock options exercised	1,414	15	8,154	—	—	—	8,169
Employee stock purchase plan	120	1	1,764	—	—	—	1,765
Stock-based compensation cost under Statement of Financial Accounting Standard No. 123(R)	—	—	10,014	—	—	—	10,014
Income tax benefit from stock option plans	—	—	5,911	—	—	—	5,911
Adjustment to initially apply Statement of Financial Accounting Standard No. 158, net of tax of $0.1 million	—	—	—	—	—	148	148

Balances at December 30, 2006	71,059	$711	$253,127	$23,169	$—	$4,155	$281,162

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Cash Flow
(In thousands)

	2006	2005	2004

Cash flows from operating activities
Net (loss) income	$(49,317)	$39,275	$(3,120)
Loss from discontinued operations	(5,435)	—	—

(Loss) earnings from continuing operations	(43,882)	39,275	(3,120)

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	4,695	5,135	7,052
Loss on asset disposals	385	601	243
Amortization of intangibles	12,393	7,884	5,708
Amortization of deferred financing costs	1,347	—	450
In-process research and development charges	94,035	9,220	35,000
Financing charges on credit facility	6,955	—	—
Non-cash investment impairment	—	—	4,500
Non-cash deferred compensation	—	189	77
Excess tax benefit from exercise of stock options	(1,674)	—	—
Tax benefit on exercised stock option arrangements	5,911	5,413	2,047
Change in net deferred income taxes	560	882	2,529
Stock based compensation	9,830	—	—

Changes in operating assets and liabilities, net of acquired amounts:
Accounts receivable	(22,218)	(5,745)	(7,009)
Inventories	(2,817)	3,130	(369)
Accounts payable and accrued expenses	19,279	7,045	1,835
Other assets	(10,745)	(1,449)	250

Net cash provided by operating activities	74,054	71,580	49,193

Cash flows from investing activities
Purchase of property, plant and equipment	(21,923)	(5,110)	(3,686)
Purchase of business, net of cash acquired	(745,637)	(81,516)	(39,418)
Purchase of investments in technology	(31,935)	(1,620)	(2,500)
Purchase of license agreement	(2,050)	—	—
Purchase of short-term investments	(155)	(33,774)	(19,633)
Sale of short-term investments	15,189	33,743	4,154

Net cash used in investing activities	(786,511)	(88,277)	(61,083)

Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	361,185	—	—
Proceeds from senior secured credit facility, net of issuance costs	352,660	—	—
Issuance of common stock	9,934	11,539	6,066
Excess tax benefit from exercise of stock options	1,674	—	—
Proceeds from short-term borrowings	25,000	—	—
Repayments of short-term borrowings	(25,000)	—	—
Payments on long-term debt	(913)	—	(16,364)
Financing charges paid on credit facility	(6,955)	—	—

Net cash provided by (used in) financing activities	717,585	11,539	(10,298)

Cash provided by (used in) continuing operations	5,128	(5,158)	(22,188)

Cash used in discontinued operations
Operating activities	(5,435)	—	—

Cash used in discontinued operations	(5,435)	—	—

Effect of currency exchange rates on cash	(1,527)	354	(1,076)

Net decrease in cash and cash equivalents	(1,834)	(4,804)	(23,264)

Cash and cash equivalents at beginning of period	$30,885	$35,689	$58,953

Cash and cash equivalents at end of period	$29,051	$30,885	$35,689

Supplemental disclosure
Cash paid for interest	$8,376	$147	$358
Cash paid for taxes	$14,445	$15,036	$14,807
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
As further discussed in Note 3, Discontinued Operations; Sale of Aesthetics Business (Subsequent Event), in conjunction with our acquisition of Laserscope in the third quarter of fiscal 2006, we committed to a plan to divest Laserscope’s aesthetics business. The results of operations for the aesthetics business are classified as loss from discontinued operations, net of tax benefit of $2.7 million, in the statements of operations beginning from the date of acquisition of July 20, 2006. The assets and liabilities of this business are presented as Assets and Liabilities of discontinued operations held for sale in the balance sheet as of December 30, 2006. Unless otherwise noted, disclosures of revenues and expenses in the Notes to Consolidated Financial Statements refer to continuing operations only.
Principles of Consolidation
The consolidated financial statements include the accounts of American Medical Systems Holdings, Inc. and its subsidiaries after elimination of inter-company transactions and accounts.
Accounting Periods
We have a 52-or 53-week fiscal year ending on the Saturday nearest December 31. Accordingly, fiscal years 2006, 2005, and 2004 ended on December 30, 2006, December 31, 2005 and January 1, 2005, respectively, and are identified herein as 2006, 2005 and 2004. Fiscal years 2006, 2005 and 2004 consisted of 52 weeks.
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
Short-Term Investments
We classify investments as available-for-sale securities and record them at fair value. Gains or losses on the sale of investments are taken into income under the specific identification method. As of December 30, 2006, we had $0.5 million of short-term investments, comprised of mutual fund shares and short term bonds with a maturity of less than one year.
Concentration of Risks
Accounts receivable are primarily due from hospitals and clinics located mainly in the United States and Western Europe. Although we do not require collateral from our customers, concentrations of credit risk in the United States are mitigated by a large number of geographically dispersed customers. We do not presently anticipate losses in excess of allowances provided associated with trade receivables, although collection could be impacted by the underlying economies of the countries.
Allowance for Doubtful Accounts
We estimate the allowance for doubtful accounts by analyzing those accounts receivable that have reached their due date and by applying rates based upon historical write-off trends and specific account reserves. Accounts are written off sooner in the event of bankruptcy or other circumstances that make further collection unlikely. When it is deemed probable that a customer account is uncollectible, that balance is written off against the existing allowance. Bad debt expense was $1.1 million, $1.1 million and $1.5 million in 2006, 2005 and 2004, respectively. The allowance for doubtful accounts was $3.1 million and $2.0 million at December 30, 2006 and December 31, 2005, respectively.
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
Property, Plant and Equipment
Property, plant and equipment, and major system software are carried at cost less accumulated depreciation. Depreciation is recorded using straight-line or accelerated methods over the following estimated useful asset lives:

Asset class	Useful lives
Building	15-20 years
Machinery and equipment	3-12 years
Furniture, fixtures, and other	3-12 years
Software	3-5 years
Maintenance, repairs, and minor improvements are charged to expense as incurred. Significant improvements are capitalized. To the extent that we experience changes in the usage of equipment or invest in enhancements to equipment, the estimated useful lives of equipment may change in a future period.
In-Process Research and Development, Goodwill and Other Intangible Assets
When we acquire another company, the purchase price is allocated, as applicable, between in-process research and development (IPR&D), other identifiable intangible assets, tangible assets, and goodwill as required by U.S. GAAP. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval, have no alternative future use, and is immediately expensed. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition in accordance with accepted valuation methods. The discount rate used in the valuation of IPR&D for the Laserscope acquisition was estimated to be 16 percent to reflect the risk characteristics and uncertainty related to the development and commercialization assumptions. Costs related to manufacturing, distribution and marketing of the products are included in the projections. Also included are the expected research and development and clinical and regulation expenses projected to be incurred to bring the product to market. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.
The forecast data employed in the analysis of our various IPR&D charges was based upon internal product level forecast and external market information. The forecast data and assumptions are inherently uncertain and unpredictable. However, based upon the information available at this time, we believe the forecast data and assumptions used are reasonable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Unless otherwise noted, forecast and assumptions have not changed materially from the date the appraisals were completed.
At the time of acquisition, we expect all acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability of these projects will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing and conducting clinical trials necessary to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, failure of clinical trials, delay or failure to obtain required market clearances, and patent litigation. If commercial viability were not achieved, we would not realize the original estimated financial benefits expected for these projects. We fund all costs to complete IPR&D projects with internally generated cash flows.
Goodwill is the excess of the purchase price over the fair value of the other net assets, including IPR&D, of acquired businesses. Under SFAS 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite-lives are not amortized, but are assigned to reporting units and tested for impairment annually during the fourth quarter, or whenever there is an impairment indicator. We operate as one reporting unit engaged in developing, manufacturing, and marketing medical devices. We assess goodwill impairment indicators quarterly, or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable. Intangible assets that are not deemed to have an indefinite-life are amortized over their estimated useful lives.
The first step of the impairment test for goodwill compares the fair value of a reporting unit with its carrying amount, including goodwill and other indefinite lived intangible assets. If the fair value is less than the carrying amount, the second step determines the amount of the impairment by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill and indefinite lived intangible assets, is less than its carrying amount.
Other intangible assets include patents, non-compete agreements, and developed research and development technologies. They are generally amortized using the straight-line method over their respective estimated useful lives. Intangible assets with definite useful lives are reviewed for indicators of impairment in accordance with SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets.
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
Revenue Recognition
We sell our products primarily through a direct sales force. Approximately 33.3 percent of our revenue is generated from consigned inventory or from inventory with field representatives. For these products, revenue is recognized at the time the product has been used or implanted. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to our customers providing there are no remaining performance obligations required from us or any matters requiring customer acceptance. In cases where we utilize distributors or ship product directly to the end user, we recognize revenue upon shipment provided all revenue recognition criteria have been met. We record estimated sales returns, discounts and rebates as a reduction of net sales in the sale period revenue is recognized.
Certain sales of lasers have post-sale obligations of installation and advanced training. These obligations are fulfilled after product shipment, and in these cases, we recognize revenue in accordance with the multiple element accounting guidance set forth in Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. When we have objective and reliable evidence of fair value of the undelivered elements we defer revenue attributable to the post-shipment obligations and recognize such revenue when the obligation is fulfilled. Otherwise we defer all revenue until all elements are delivered.
We provide incentives to customers, including volume based rebates, that are accounted for under EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Customers are not required to provide documentation that would allow us to reasonably estimate the fair value of the benefit received and we do not receive an identifiable benefit in exchange for the consideration. Accordingly, the incentives are recorded as a reduction of revenue.
All of our customers have rights of return for the occasional ordering or shipping error. We maintain an allowance for these returns and reduce reported revenue for expected returns from shipments during each reporting period. This allowance is based on historical and current trends in product returns. This allowance was $1.8 million and $1.2 million at December 30, 2006 and December 31, 2005, respectively.
Royalty Income
Royalties from licensees are based on third-party sales of licensed products and are recorded as other income in accordance with contract terms when third-party results are reliable, measurable, and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends.

Research and Development
Research and development costs are expensed as incurred. Included in research and development expenses for 2005 was $0.3 million in funds advanced to Solarant Medical, Inc. The purpose of this advance was to support their work in developing an in-office incontinence procedure. Additional funding for this clinical work in the amount of $0.5 million was advanced to Solarant during the first quarter of 2006 and expensed at that time.
Advertising and Promotional Costs
Advertising and promotional costs are charged to operations in the year incurred. Advertising and promotion costs charged to operations during 2006, 2005 and 2004 were $4.8 million, $2.9 million and $2.6 million, respectively.
Product Warranty Costs
We provide a warranty allowance to cover the cost of replacements for our erectile restoration, BPH, urinary stones, incontinence, and menorrhagia products. The warranty allowance is an estimate of the future cost of honoring our warranty obligations. Warranty costs are included as part of the cost of goods sold.
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
Software Development Costs
We capitalize certain costs incurred in connection with developing or obtaining software for internal use in accordance with AICPA Statement of Position 98-1, Accounting for Computer Software Developed or Obtained for Internal Use. The net book value of capitalized software costs was $1.9 million as of December 30, 2006 and $1.2 million as of December 31, 2005. Depreciation expense on capitalized software cost was $0.6 million, $0.4 million, and 1.8 million for 2006, 2005 and 2004, respectively.
Capitalized Interest
We capitalize interest cost as part of the historical cost of construction of certain facilities and development of certain software up to the date the asset is ready for its intended use. Capitalized interest was $0.2 million in 2006. We had no capitalized interest in 2005 or 2004.
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

Foreign Currency Translation
The financial statements for operations outside the United States are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to United States dollars at year-end exchange rates, while elements of the statement of operations are translated at average exchange rates in effect during the year. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity with the exception of inter-company balances not considered permanently invested which are included in other income (loss). Gains and losses on foreign currency transactions are also included in other income (loss).
Derivatives and Hedging Activities
SFAS 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivatives be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income (loss) (OCI) depending on the type of hedging instrument and the effectiveness of those hedges. We have had no derivative instruments or hedging activities in 2006, 2005 and 2004.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The most significant areas which require management’s estimates relate to the allowances for doubtful accounts receivable, sales return reserve, excess and obsolete inventories, product warranty, product liability claims, valuation of share-based payments and income taxes. We are subject to risks and uncertainties, such as changes in the health care environment, competition, and legislation that may cause actual results to differ from estimated results.
Stock Based Compensation
As further discussed in Note 11, Stock-Based Compensation, at December 30, 2006, we have one active stock-based employee compensation plan under which new awards may be granted. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment, using the modified prospective transition method. Accordingly, prior period amounts have not been restated. The adoption of this standard requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. Prior to January 1, 2006, we followed Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market price of the underlying stock on the date of the grant.
We recognize compensation expense for the fair value of restricted stock grants issued based on the average stock price on the date of grant. Compensation expense recognized on shares issued under our Employee Stock Purchase Plan is based on the value to the employee of the 15 percent discount applied to the stock purchase price.
Net Income per Share
We present both basic and diluted net income (loss) per share amounts. Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net (loss) income per share is based upon the weighted average number of common shares and dilutive common share equivalents outstanding during the year. Common share equivalents include stock options under our employee stock option plans and potential issuances of stock under the assumed conversion of our Convertible Senior Subordinated Notes (Convertible Notes) utilizing the treasury stock method. For further information regarding our Convertible Notes, refer to Note 10 — Debt.
Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on net income per share and, accordingly, are excluded from the calculation. When there is a net loss, other potentially dilutive securities are not included in the calculation of net loss per share since their inclusion would be anti-dilutive. In addition, common share equivalents related to our Convertible Notes are anti-dilutive when the market price of our stock is below the conversion price of our Convertible Notes and, therefore, are excluded from the calculation.
The following table presents information necessary to calculate basic and diluted net income (loss) per common share and common share equivalents for the years ended 2006, 2005 and 2004:

(in thousands, except per share data)	2006	2005	2004

Net (loss) income from continuing operations	$(43,882)	$39,275	$(3,120)

Weighted-average shares outstanding for basic net income per share	70,152	68,926	67,006
Dilutive effect of stock options and restricted shares	—	2,756	—

Adjusted weighted-average shares outstanding and assumed conversions for diluted net (loss) income per share	70,152	71,682	67,006

Net (loss) income per share
Basic net (loss) earnings from continuing operations	$(0.63)	$0.57	$(0.05)
Diluted net (loss) earnings from continuing operations	$(0.63)	$0.55	$(0.05)
Employee stock options of 7,836,112, 1,370,562 and 8,214,968 for fiscal 2006, 2005 and 2004, respectively, were excluded from the diluted net income per share calculation because their effect would be anti-dilutive. Since 2006 and 2004 are in a net loss position, 100 percent of outstanding employee stock options are excluded from the diluted net loss per share calculation. In 2005, only those options with an exercise price above the market value are excluded from this calculation. In addition, our Convertible Notes were excluded from the diluted net income per share calculation in 2006 because the conversion price was greater than the market price of our stock.
Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.
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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, companies used either the “roll-over” method or the “iron curtain” method to quantify the effects of financial statement misstatements. The roll-over method focuses primarily on the impact of a misstatement on the income statement, but its use can lead to the accumulation of misstatements on the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 requires quantification of financial statement misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as the “dual approach” method, because it combines the approaches under both the roll-over and iron curtain methods. SAB 108 permits initial application either by restating prior financial statements as if the dual approach had always been used, or recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to the opening balance of retained earnings. We adopted SAB 108 in 2006 and it did not have an impact on our financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the status of a defined benefit postretirement plan as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. The statement does not change how postretirement benefits are accounted for and reported in the income statement. SFAS 158 was issued to address concerns that prior standards on employers’ accounting for defined benefit postretirement plans failed to communicate the funded status of those plans in a complete and understandable way. We adopted SFAS 158 as of December 30, 2006 and it resulted in an adjustment to accumulated other comprehensive income of $0.1 million, net of tax.
Reclassification
Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.
2. Acquisition and Financing of Laserscope
On July 20, 2006, we completed a cash tender offer for substantially all of the outstanding shares of common stock of Laserscope. A total of 21,157,077 shares of Laserscope common stock were validly tendered and not withdrawn prior to the expiration of the offer, representing approximately 93 percent of the fully diluted shares of Laserscope, as defined in the parties’ merger agreement. On July 25, 2006, we acquired the remaining outstanding shares of Laserscope through a merger of Laserscope with our acquisition subsidiary, resulting in Laserscope becoming a 100 percent wholly owned subsidiary of AMS.
Laserscope designs, manufactures, sells and services an advanced line of minimally invasive medical products worldwide including medical laser systems and related energy delivery devices for the surgical treatment of obstructive benign prostatic hyperplasia (BPH) and urinary stones. The primary purpose of the Laserscope acquisition was to gain access to Laserscope’s line of medical laser systems and related energy delivery devices for the outpatient surgical centers, hospital markets, and, potentially, physician offices.
The total acquisition price for Laserscope shares and options was $718.0 million, in addition to transaction costs of approximately $18.7 million and restructuring costs of approximately $7.5 million. The total purchase price, net of acquired cash on hand at closing of $20.1 million and the loss on discontinued operations of the aesthetics business of $5.4 million, was $718.7 million. This purchase price does not include an additional $31.8 million in debt financing costs, which were incurred to finance the Laserscope acquisition.
Our consolidated financial statements for the year ended December 30, 2006 include the financial results of Laserscope beginning from the acquisition date of July 20, 2006. As described in Note 3, Discontinued Operations; Sale of Aesthetics Business (Subsequent Event), we have committed to a plan to divest Laserscope’s aesthetics business.
Financing
Our acquisition of Laserscope was partially funded through the issuance of $373.8 million in principal amount of our 3.25 percent Convertible Notes on June 27, 2006. In addition, in conjunction with the Laserscope acquisition, our wholly-owned subsidiary, American Medical Systems, Inc. (AMS), entered into a credit and guarantee agreement (the Credit Facility) for a $430.0 million six-year senior secured credit facility on July 20, 2006. As of December 30, 2006, a total of $364.1 million of term loan borrowings were outstanding under the Credit Facility. These financings are more fully described in Note 10, Debt.
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

(in thousands)

Developed and core technology	$88,700
Trademarks	40,800
In-process research and development	62,100
Assets held for sale, net of tax	26,600
Tangible assets acquired, net of liabiltiies assumed	12,156
Deferred tax liability on assets acquired, net of deferred tax assets	(17,976)
Goodwill	506,303

Estimated fair value of identifiable tangible and intangible assets and goodwill, net of cash acquired and liabilites assumed	$718,683

The determination of the portion of the purchase price allocated to developed and core technology, trademarks, and in-process research and development was based on our forecasted cash inflows and outflows and using an excess earnings method to calculate the fair value of assets purchased. We are responsible for these estimated values, and considered other factors including an independent valuation of our assumptions. The developed and core technology is being amortized over the estimated product lifecycles ranging from 1-10.5 years, with a weighted average life of 8.3 years, with this expense reflected as part of the amortization of intangibles in the Consolidated Statement of Operations. The acquired in-process research and development of $62.1 million was expensed in fiscal year 2006 with no related income tax benefit. Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of acquisition based on management’s assessment or third party appraisals. Of the $506.3 million of goodwill resulting from this acquisition, $11.5 million is deductible for tax purposes and is being amortized over 15 years.
Laserscope acquired InnovaQuartz in May 2006 pursuant to a purchase agreement that contained contingent earn out payments based on milestones, revenues and profitability through 2008 and related covenants. These provisions significantly limited InnovaQuartz’s flexibility in operating the business during the earnout period and imposed penalties for violating those provisions. In order to resolve these earnout and penalty provisions, on December 8, 2006, we agreed to issue shares of common stock with a value of $7.3 million to the former shareholders of InnovaQuartz to terminate the purchase agreement, including all contingent earnout payments under the purchase agreement. We issued 371,500 shares of our common stock on January 12, 2007 in satisfaction of this agreement. The parties also released all claims against each other.
Restructuring Costs
In the third quarter of 2006, we recorded restructuring costs of approximately $7.5 million associated primarily with employee terminations and benefits for certain employees of Laserscope. These costs were recognized as liabilities assumed in the purchase business combination and are reflected as an increase to goodwill. These costs represent management’s approved reduction of the Laserscope workforce, mainly in administrative and marketing departments, as well as costs associated with change-in-control provisions of certain Laserscope employment contracts. Our management approved these restructuring plans in the third quarter of 2006. As of December 30, 2006, we have made cash payments related to terminations of $0.3 million. We expect all terminations to be completed by the second quarter of fiscal year 2007.
The following table represents a summary of activity associated with the Laserscope restructuring program that occurred from the date of acquisition through December 30, 2006:

	Recorded at	Cash Payments	Restructuring
	Acquisition	through	Liability as of
	(July 20, 2006)	December 30, 2006	December 30, 2006
Severance and benefits	$7,486	$(282)	$7,204

Integration Costs
In the year ended December 30, 2006, we recorded $1.7 million of integration costs associated with the Laserscope acquisition, primarily related to travel, legal, consulting and retention bonuses. These integration costs are included in operating expenses.
The following table contains unaudited pro forma results for the years ended December 30, 2006 and December 31, 2005, as if the acquisition had occurred at the beginning of 2005:

	2006		2005
(in thousands except per share data)	Reported	Pro forma	Reported	Pro forma
		(Unaudited)		(Unaudited)
Revenues	$358,318	$406,658	$262,591	$353,393
Net income (loss)	$(49,317)	$(25,814)	$39,275	$20,586
Net income (loss) per share:
Basic	$(0.70)	$(0.37)	$0.57	$0.30
Diluted	$(0.70)	$(0.37)	$0.55	$0.29
Pro forma adjustments relate to amortization of identified intangible assets, interest expense resulting from acquisition financing and certain other adjustments together with related income tax effects. Pro forma net earnings for 2006 include the $61.2 million IPR&D charge that was a direct result of the acquisition. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they claim to be indicative of the results that will be obtained in the future. The above pro forma financial results include the results of continuing operations of Laserscope in its entirety during these periods.
3. Discontinued Operations; Sale of Aesthetics Business (Subsequent Event)
In conjunction with our acquisition of Laserscope in July 2006 (see Note 2, Acquisition and Financing of Laserscope), we committed to a plan to divest Laserscope’s aesthetics business. The aesthetics business provides medical laser-based solutions for cosmetic treatments, and we determined that the aesthetics business does not fit into our strategy to focus on developing, manufacturing and marketing medical devices that restore pelvic health.
In accordance with Statement of Financial Accounting Standards No. 144, SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of the aesthetics business have been reported as discontinued operations beginning from the date of acquisition of July 20, 2006. The assets and liabilities of this business have been recorded at estimated fair value less cost to sell, net of taxes, and are presented as held for sale in our consolidated balance sheet as of December 30, 2006.
The following table represents the results of discontinued operations for the year ended December 30, 2006:

(in thousands)	2006

Net Sales	$14,583

Loss from discontinued operations before income taxes	(8,126)
Income tax benefit	2,691

Loss from discontinued operations, net of taxes	$(5,435)

Since the aesthetics business was acquired as part of the Laserscope transaction, the loss from discontinued operations, net of tax, is a reduction to goodwill in the purchase price allocation.
In accordance with Emerging Issues Task Force (EITF) Abstract No. 87-24, Allocation of Interest to Discontinued Operations, interest on our debt that is required to be repaid as a result of the disposal transaction has been allocated to discontinued operations. Our results of discontinued operations include interest expense of $0.7 million.

The carrying value of assets and liabilities of discontinued operations held for sale of the aesthetics business as of December 30, 2006 was $13.2 million, consisting of assets of $23.8 million, primarily in accounts receivable, inventory, and capital assets, offset by current liabilities of $10.6 million.
The estimated fair value of the aesthetics business as of December 30, 2006 has been determined to be $35.5 million as determined by the actual sales price discussed below, less an $8.9 million income tax liability on the sale, for a net realizable value of $26.6 million.
Sale of Aesthetics Business (Subsequent Event)
On January 16, 2007, we sold Laserscope’s aesthetics business to Iridex Corporation (Iridex) for a sale price consisting of $26.0 million of cash consideration, $2.0 million of Iridex stock, and up to an additional $9.0 million as determined by the book value of certain inventory following termination of a manufacturing transition period of approximately six to nine months. The terms of the sale include an obligation on our part to indemnify the buyer against certain potential liabilities, including for breaches of representations and warranties we made in the asset purchase agreement, for a period of twelve months.
In conjunction with the sale of the aesthetics business, we entered into a supply agreement with Iridex whereby we agreed to manufacture and supply to Iridex certain aesthetics devices during a transition period not to exceed nine months. During the initial six months of this agreement, Iridex will reimburse us for our cost to produce the products. After the initial six months, Iridex will reimburse us at our cost plus a markup of 20 percent. Iridex may terminate this agreement at any time upon 90 days written notice. In addition, we also entered into an agreement with Iridex to provide administrative services at no charge during a transition period of 60 days. Pursuant to Emerging Issues Task Force No. 03-13, EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations, we presented the results of operations of the aesthetics business as discontinued operations because we believe that the cash flows under these agreements will not be significant and we will have no significant continuing involvement in the operation of the aesthetics business.
4. Acquisitions
Laserscope
On July 20, 2006, we completed the acquisition of Laserscope. This transaction, which occurred during the quarter, is more fully described in Note 2, Acquisition and Financing of Laserscope.
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
We used cash on hand to make the initial payment.
The initial purchase price is currently allocated as follows:

(in thousands)	Amount

In-process research and development (including $0.8 million in acquisition costs)	$2,054
Liabilities assumed, net of tangible assets acquired	(88)
Deferred tax asset acquired	981

Initial purchase price, net of cash acquired through December 30, 2006	$2,947

The purchase price allocation was made on a relative fair value basis with no amounts allocated to goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, because Solarant was a development stage company and not considered a business. The acquired in-process research and development of $2.1 million was expensed with no related income tax benefit as we do not have tax basis in this asset. Tangible assets acquired, net of liabilities assumed were stated at fair value at the date of acquisition based on management’s assessment.
Operating results of Solarant were not material, therefore proforma financial information is not included. Elizabeth Weatherman and Richard Emmitt are members of our Board of Directors and former members of the Solarant Board of Directors. In addition, investment funds with which Ms. Weatherman and Mr. Emmitt are affiliated are former shareholders of Solarant and will be entitled a share of any future purchase price payments we make related to Solarant. Neither Ms. Weatherman nor Mr. Emmitt were involved in deliberations regarding the Solarant transaction.
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
Future contingent payments will be allocated to in-process research and development as this was the only asset acquired. The acquired in-process research and development of $25.6 million was expensed in the quarter incurred. As the license agreement from BioControl is an asset purchase and the in-process research and development includes tax basis, we were able to record related tax benefits. There were no significant tangible assets acquired or liabilities assumed.
Operating results of BioControl and Cytrix were not material and therefore proforma financial information is not included.
Ovion Inc.
On July 7, 2005, we acquired Ovion Inc., a development stage company focused on the design of a minimally invasive permanent birth control device for women. The former Ovion shareholders received initial cash consideration of $9.8 million, after certain adjustments made at closing regarding the payment of outstanding liabilities of Ovion at the time of closing. We deposited $1.0 million of this initial consideration in escrow to be held for 12 months after closing of the merger to cover certain contingencies, and the balance is to be distributed to former Ovion shareholders. In the fourth quarter of 2006, $0.4 million of this escrow was distributed. The remaining balance is still held in escrow pending resolution of certain contingencies and reimbursement of certain expenses. We also incurred $0.9 million of acquisition related costs in 2005. We used cash on hand to make these initial payments, net of acquired cash at closing of $0.3 million.
In addition to the initial closing payment, we will make contingent payments up to $20.0 million if certain clinical and regulatory milestones are completed. Earn-out payments are equal to one time net sales of Ovion’s products for the 12-month period beginning on the later of (i) our first fiscal quarter commencing six months after approval from the U.S. Food and Drug Administration to market the Ovion product for female sterilization or (ii) January 1, 2008. The contingent payments and earn-out payments are subject to certain rights of offset. We made the first milestone payment of $5.0 million in the fourth quarter of 2006, of which $4.1 million was allocated to in-process research and development and expensed in the fourth quarter of 2006. The remaining $0.9 million of this milestone payment was allocated to the intangible royalty agreement. The founders of Ovion will also receive a royalty equal to two percent of net sales of products that are covered by the Ovion patents related to their initial technology contribution to Ovion.
The primary purpose of the Ovion acquisition was to gain access to their technology for delivering permanent birth control implants in an office-based procedure.
The purchase price, including earned contingent payments, is currently allocated as follows:

(in thousands)	Amount

In-process research and development (including $0.7 million in acquisition costs)	$13,554
Intangible royalty agreement (including $0.2 million in acquisition costs)	2,970
Liabilities assumed, net of tangible assets acquired	(732)
Deferred tax liability on assets acquired	(385)

Purchase price, including earned contingent payments, net of cash acquired through December 30, 2006	$15,407

The purchase price allocation was made on a relative fair value basis with no amounts allocated to goodwill in accordance with Financial Accounting Standard 142, Goodwill and Other Intangible Assets, and was based on our forecasted cash inflows and outflows, using an excess earnings method to calculate the fair value of assets purchased. We are responsible for these estimated values, and considered other factors including an independent valuation of our assumptions. The accounting for future contingent payments will also be allocated to in-process research and development and the intangible royalty agreement on a relative fair value basis. Amounts allocated to the intangible royalty agreement will not exceed that amount which would generate an impairment charge. The royalty agreement is being amortized over the remaining life of the agreement, which was 8.25 years at the time of acquisition, with this expense reflected as part of the amortization of intangibles line on the Consolidated Statement of Operations. The acquired in-process research and development of $13.6 million was expensed with no related income tax benefit. Liabilities assumed, net of tangible assets acquired, were stated at fair value at the date of acquisition based on management’s assessment.
As Ovion Inc. was a development-stage company with no revenues reported as of the acquisition date, pro forma financial statements are not included.
TherMatrx, Inc.
On July 15, 2004, we acquired TherMatrx, Inc. (TherMatrx) and the former shareholders of TherMatrx were paid cash consideration of $40.0 million. We used cash on hand to make the initial payment and the $1.5 million of acquisition related costs. In addition to the initial closing payment, we were required to make contingent payments based on the net product revenues attributable to sales of the TherMatrx dose optimized thermotherapy product. These contingent payments equaled four times the aggregate sales of products over the period which began on July 5, 2004 and ended on December 31, 2005, minus $40.0 million cash consideration paid on July 5, 2004. These contingent payments have been accounted for as goodwill. Since the time of acquisition, earnout payments of $96.4 million have been paid, of which $70.1 million was paid in 2005 and $26.3 million was paid in 2006. In the third quarter of 2006, we made a payment of $2.4 million, of which $2.0 million had been accrued at December 31, 2005, for cash collected on open receivables at the end of the earnout period. This resulted in a goodwill adjustment of $0.4 million during third quarter of 2006. The TherMatrx shareholder representative has recently completed an audit of the contingent payments that may result in an adjustment, which we do not believe will be material.
The primary purpose of the TherMatrx acquisition was to gain access to their product for the treatment of non-obstructive benign prostatic hyperplasia (BPH). The primary advantage of the TherMatrx treatment over other BPH treatments is the comfort level for the patient and its appropriateness for the office setting.

The purchase price, including earnout payments accrued, was allocated as follows:

(in thousands)	Amount

Developed technology and other intangible assets	$26,000
Customer relationships	5,000
In-process research and development	35,000
Tangible assets acquired, net of liabilities assumed	5,721
Deferred tax liability on assets acquired	(7,190)
Goodwill	68,941

Purchase price, including earned contingent payments, net of cash acquired	$133,472

The determination of the portion of the purchase price allocated to developed technology and other intangible assets, customer relationships and in-process research and development was based on our forecasted cash inflows and outflows and using an excess earnings method to calculate the fair value of assets purchased. We are responsible for these estimated values, and considered other factors including an independent valuation of our assumptions. The developed technology and other intangible assets and customer relationships are being amortized over the estimated product lifecycle of 10 years, with this expense reflected as part of the amortization of intangibles in the Consolidated Statement of Operations. The acquired in-process research and development of $35.0 million was expensed in 2004 with no related income tax benefit. Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of acquisition based on management’s assessment. We recorded a contingent liability at the time of acquisition because the net assets acquired were in excess of the initial purchase price. The goodwill recorded as part of this acquisition is not deductible for tax purposes.
Our consolidated financial statements for the year ended December 31, 2005 include the financial results of the combined companies for the full year. Our consolidated financial statements for the year ended January 1, 2005 include the financial results of TherMatrx beginning July 15, 2004. Following are our as-reported results and pro forma results of the combined companies, as if the acquisition had occurred at the beginning of 2004:

	2004
(in thousands, except per share data)	Reported	Pro forma

Revenue	$208,772	$219,232
Net income (loss)	$(3,120)	$(9,708)

Net income (loss) per share:
Basic	$(0.05)	$(0.14)
Diluted	$(0.05)	$(0.14)
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

5. Balance Sheet Information
The following provides additional information (in thousands) concerning selected balance sheet accounts:

	2006	2005

Accounts Receivable
Trade accounts receivable	$94,385	$51,407
Other receivables	668	1,668
Allowance for doubtful accounts	(3,115)	(2,017)

Net accounts receivable	$91,938	$51,058

Inventories
Raw materials	$13,321	$4,252
Work in process	10,878	2,394
Finished goods	16,279	12,862
Obsolescence allowance	(2,504)	(1,317)

Net inventories	$37,974	$18,191

Property, plant, and equipment
Land and building	$24,338	$18,174
Machinery and equipment	25,323	19,944
Construction in progress	15,181	914
Software	9,747	8,253
Furniture, fixtures, and other	4,131	3,126
Accumulated depreciation	(31,685)	(29,040)

Net property, plant, and equipment	$47,035	$21,371

Accrued compensation expenses
Accrued payroll	$5,877	$2,576
Accrued bonuses	3,515	2,623
Short-term benefit obligations	2,296	2,071
Other accrued compensation	5,331	4,210

Total accrued compensation expenses	$17,019	$11,480

Other accrued expenses
Accrued interest	$10,903	$—
Accrued acquisition costs	18,270	—
Accrued other	18,718	8,214

Total other accrued expenses	$47,891	$8,214

Long-term employee benefit obligations
Accumulated postretirement benefit obligation	$2,907	$3,072
Other long-term benefit obligations	153	—

Total long-term employee benefit obligations	$3,060	$3,072

6. Goodwill and Intangible Assets
The changes in carrying amount of goodwill for 2006 and 2005 (in thousands) are as follows:

	2006	2005

Goodwill, beginning of year, net	$169,700	$102,365
Additions and adjustments	505,975	69,142
Effect of currency translation	1,378	(1,807)

Goodwill, end of year, net	$677,053	$169,700

Under the provisions of SFAS 142, trademarks have been classified as an indefinite-lived asset, and accordingly, are no longer being amortized. Definite-lived intangibles are being amortized over periods ranging from one to ten years.

The following table provides additional information concerning intangible assets:

	Weighted avg	December 30, 2006			December 31, 2005
	remaining life	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	(years)	amount	amortization	value	amount	amortization	value

Developed and core technology	7.9	$137,553	$(26,919)	$110,634	$48,853	$(17,454)	$31,399

Other intangibles
Amortized
Patents	7.6	10,127	(8,761)	1,366	10,127	(7,708)	2,419
Licenses	3.8	8,962	(5,453)	3,509	6,911	(3,847)	3,064
Royalty agreement	6.8	2,970	(385)	2,585	2,050	(125)	1,925

Total amortized other intangible assets	5.5	22,059	(14,599)	7,460	19,088	(11,680)	7,408

Unamortized
Trademarks	n/a	42,562	—	42,562	1,771	—	1,771

Total other intangibles		64,621	(14,599)	50,022	20,859	(11,680)	9,179

Total intangible assets		$202,174	$(41,518)	$160,656	$69,712	$(29,134)	$40,578

During the year ended December 30, 2006, the presentation of intangible assets in the consolidated balance sheet changed. The change was made to present developed and core technology separately from other intangible assets, because developed and core technology now exceeds five percent of total assets as a result of the Laserscope acquisition (see Note 2, Acquisition and Financing of Laserscope). The information for fiscal year 2005 has been reclassified to conform to the current presentation.
The following discloses actual and expected aggregate amortization expense for currently-owned intangible assets (in thousands) for 2004 through 2011:

Year	Actual	Expected

2004	$5,708	$—
2005	7,884	—
2006	12,393	—
2007	—	17,683
2008	—	16,596
2009	—	16,463
2010	—	15,716
2011	—	15,432
Patent Cross-License Agreement
On September 13, 2004, we entered into a settlement agreement with Mentor Corporation under which both parties agreed to dismiss the intellectual property lawsuits involving the two companies. We also signed a non-exclusive cross-license agreement covering patents related to the field of female pelvic health. Under the cross-license agreement, we made a one-time payment in 2004 to Mentor in the amount of $2.5 million for access to a method patent covering the transobturator surgical approach and derivatives thereof. This investment has been recorded as a license agreement in our intangible assets and is being amortized over our expected revenue-producing life of 5 years.
7. Investment in Technology
In 1999, we signed an exclusive, long-term agreement with InjecTx to distribute its transurethral injection system to treat BPH worldwide. We made an initial $2.0 million equity investment in October 1999, an additional equity investments of $1.5 million in March 2001, and $1.0 million in May 2002, and accounted for this on a cost basis.
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
During the fourth quarter of 2004, we recognized an investment impairment loss of $4.5 million which is reflected as a separate component of other income and expenses on the Consolidated Statement of Operations. For tax purposes, this capital loss can only be utilized against future capital gains which are uncertain and therefore a complete valuation allowance has been established related to this deferred tax asset (see Note 16, Income Taxes).
8. Warranties
Many of our products are sold with warranty coverage for periods ranging from one year up to the patient’s lifetime. The warranty allowance is our estimate of the expected future cost of honoring current warranty obligations. Factors influencing this estimate include historical claim rates, surgical infection rates, changes in product performance, the frequency of use by the patient, the patient’s performance expectations, and changes in the terms of our policies. Changes in the warranty balance for 2004 through 2006 are disclosed in the table below.
The warranty allowance from acquisition represents the warranty provisions that were added as part of the Laserscope and TherMatrx acquisitions in 2006 and 2004, respectively.

(in thousands)	2006	2005	2004

Balance, beginning of period	$1,618	$1,451	$1,338
Provisions for warranty	619	599	334
Warranty allowance from acquisition	809	—	75
Claims processed	(331)	(432)	(296)

Balance, end of period	$2,715	$1,618	$1,451

9. Credit Agreements
Credit Agreement
On January 20, 2005, we entered into a credit agreement which we voluntarily terminated as of June 27, 2006 upon the issuance of the Convertible Notes, which are described in Note 10, Debt. The credit agreement provided for $150.0 million senior unsecured five year revolving credit facility (U.S. dollars only), with a $20.0 million sub-limit for the issuance of standby and commercial letters of credit, and a $10.0 million sub-limit for swing line loans. At our option, any loan under this agreement (other than swing line loans) bears interest at a variable rate based on London Inter-Bank Offer Rate (LIBOR) or an alternate variable rate based on either prime rate or the federal funds effective rate, in each case plus a basis point spread determined by reference to our leverage ratio. At our election, the aggregate maximum principal amount available under the credit agreement could have been increased by an amount up to $60.0 million. Funds were available for working capital and other lawful purposes, including permitted acquisitions. During the second quarter 2006 we borrowed $21.0 million on this facility. We repaid the outstanding balance with operating cash and voluntarily terminated the agreement in June 2006.
On July 20, 2006, we entered into a Credit Facility led by CIT Healthcare LLC, which is described in Note 10, Debt.
Bridge Loan Commitment Fee
In June 2006, in preparation for the acquisition of Laserscope, we obtained a commitment for up to $180 million of senior subordinated unsecured financing. We incurred a commitment fee of $7.0 million for the financing commitment, but did not use the financing. The commitment fee was recorded as a financing charge in 2006.
10. Debt
Senior Secured Credit Facility
On July 20, 2006, in conjunction with the Laserscope acquisition, our wholly-owned subsidiary, American Medical Systems, Inc. (AMS), entered into a credit and guarantee agreement (the Credit Facility) with CIT Healthcare LLC, as administrative agent and as collateral agent (the Administrative Agent or the Collateral Agent), and certain lenders from time to time party thereto (the Lenders). We and each majority-owned domestic subsidiary of AMS, including Laserscope and its subsidiaries, are parties to the Credit Facility as guarantors of all of the obligations of AMS arising under the Credit Facility. The obligations of AMS and each of the guarantors arising under the Credit Facility are secured by a first priority security interest granted to the Collateral Agent on substantially all of their respective assets, including a mortgage on the AMS facility in Minnetonka, Minnesota.
The Credit Facility provides for a $430 million six-year senior secured credit facility which consists of (i) a term loan facility in an aggregate principal amount of $365 million and (ii) a revolving credit facility in an aggregate principal amount of up to $65 million. The revolving credit facility has a $5 million sublimit for the issuance of standby and commercial letters of credit and a $5 million sublimit for swing line loans. Funds under the Credit Facility were used to fund a portion of the purchase price for the acquisition of Laserscope, and pay fees and expenses related to the Credit Facility and the acquisition of Laserscope. The revolving credit facility is available to fund ongoing working capital needs of AMS, including future capital expenditures and permitted acquisitions. As of December 30, 2006, there were $364.1 million of term debt outstanding under the Credit Facility.
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
The Credit Facility contains standard affirmative and negative covenants and other limitations (subject to various carve-outs and baskets). The covenants limit: (a) the making of investments, the amount of capital expenditures, the payment of dividends and other payments with respect to capital, the disposition of material assets other than in the ordinary course of business, and mergers and acquisitions under certain conditions, (b) transactions with affiliates unless such transactions are completed in the ordinary course of business and upon fair and reasonable terms, (c) the incurrence of liens and indebtedness, and (d) substantial changes in the nature of the companies’ business. The Credit Facility also contains financial covenants which require us to maintain predetermined ratio levels related to leverage, interest coverage, fixed charges, and a limit on capital expenditures. In addition, the Credit Facility contains customary events of default, including payment and covenant defaults and material inaccuracy of representations. The Credit Facility further permits the taking of customary remedial action upon the occurrence and continuation of an event of default, including the acceleration of obligations then outstanding under the Credit Facility.
Fees of $10.5 million are classified as debt discount and are being accreted to financing charges using the effective interest method over a six year period. Additional debt issuance costs of approximately $1.8 million are recorded as other long term assets and are being amortized over six years using the straight-line method.

The scheduled amortization payments under the Credit Facility are adjusted after each prepayment. As of December 30, 2006, the amortization payments for the next five years are as follows (in thousands):

Fiscal 2007	$2,738
Fiscal 2008	4,563
Fiscal 2009	3,650
Fiscal 2010	3,650
Fiscal 2011	89,425
Convertible Senior Subordinated Notes; Supplemental Guarantor Information
On June 27, 2006, we issued $373.8 million in principal amount of our Convertible Senior Subordinated Notes due 2036 (Convertible Notes). The Convertible Notes bear a fixed interest rate of 3.25 percent per year, payable semiannually in arrears in cash on January 1 and July 1 of each year, beginning January 1, 2007. The Convertible Notes have a stated maturity of July 1, 2036. The Convertible Notes are our direct, unsecured, senior subordinated obligations, rank junior to the senior secured Credit Facility and will rank junior in right of payment to all of our future senior secured debt as provided in the Indenture.
In addition to regular interest on the Convertible Notes, we will also pay contingent interest during any six-month period from July 1 to December 31 and from January 1 to June 30, beginning with the period beginning July 1, 2011, if the average market price of the Convertible Notes for the five consecutive trading days immediately before the last trading day before the relevant six-month period equals or exceeds 120 percent of the principal amount of the Convertible Notes.
Our Convertible Notes are convertible under the following circumstances for cash and shares of our common stock, if any, at a conversion rate of 51.5318 shares of our common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $19.406 per share), subject to adjustment: (1) when, during any fiscal quarter, the last reported sale price of our common stock is greater than 130% of the conversion price for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding fiscal quarter; (2) during the five trading days immediately after any five consecutive trading-day period in which the trading price of a Convertible Note for each day of that period was less than 98% of the product of the closing price of our common stock and the applicable conversions rate; (3) if specified distributions to holders of our common stock occur; (4) if we call the Convertible Notes for redemption; (5) if a designated event occurs; or (6) during the 60 days prior to, but excluding, any scheduled repurchase date or maturity date. Upon conversion, we would be required to satisfy up to 100 percent of the principal amount of the Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock. If a holder elects to convert its Convertible Notes in connection with a designated event that occurs prior to July 1, 2013, we will pay, to the extent described in the Indenture, a make whole premium by increasing the conversion rate applicable to such Convertible Notes. All of the above conversion rights will be subject to certain limitations imposed by our Credit Facility, which we closed on July 20, 2006.
We have the right to redeem for cash all or a portion of the Convertible Notes on or after July 6, 2011 at specified redemption prices as provided in the Indenture plus accrued and unpaid interest, plus contingent interest to, but excluding, the applicable redemption date. Holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on July 1, 2013; July 1, 2016; July 1, 2021; July 1, 2026; and July 1, 2031 or in the event of a designated event, at a purchase price equal to 100 percent of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, plus contingent interest to, but excluding, the purchase date.
Underwriting commissions of approximately $11.2 million are classified as debt discount and are being accreted to financing charges using the effective interest method over the 30 year term of the Convertible Notes. Debt issuance costs of approximately $1.4 million are recorded as other long term assets and are being amortized using the straight line method over the 30 year term of the Convertible Notes.
As of December 30, 2006, these Convertible Notes were trading at $116.64 per hundred principal, which equates to a market value of $435.9 million.
The Convertible Notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by four of our significant domestic subsidiaries: American Medical Systems, Inc., AMS Sales Corporation, AMS Research Corporation and Laserscope (the Guarantor Subsidiaries). The guarantees are subordinated in right of payment to the guaranteed obligations of our significant domestic subsidiaries under our senior Credit Facility.

The following supplemental condensed consolidating financial information presents the balance sheet as of December 30, 2006 and December 31, 2005, and the statements of operations and cash flows for each of the years ended December 30, 2006, December 31, 2005, and January 1, 2005, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group. In the condensed consolidating financial statements, we and the Guarantor Subsidiaries account for investment in wholly-owned subsidiaries using the equity method.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of December 30, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$1,138	$22,905	$5,008	$—	$29,051
Short term investments	—	274	216	—	490
Accounts receivable, net	606,821	71,346	20,520	(606,749)	91,938
Inventories, net	—	36,472	5,592	(4,090)	37,974
Deferred income taxes	—	10,608	457	—	11,065
Other current assets	4,965	9,960	2,220	(157)	16,988
Assets of discontinued operations	—	46,078	—	—	46,078

Total current assets	612,924	197,643	34,013	(610,996)	233,584

Property, plant and equipment, net	—	46,454	581	—	47,035
Goodwill	—	593,641	83,933	(521)	677,053
Developed and core technology, net	—	86,601	24,033	—	110,634
Other intangibles, net	—	71,591	1,931	(23,500)	50,022
Deferred income taxes	—	—	1,804	(1,804)	—
Investment in subsidiaries	59,073	14,449	—	(73,522)	—
Investment in technology and other assets	—	987	161	—	1,148
Other long-term assets, net	1,329	1,702	—	—	3,031

Total assets	$673,326	$1,013,068	$146,456	$(710,343)	$1,122,507

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23,259	$508,468	$96,553	$(612,850)	$15,430
Accrued compensation expenses	—	15,433	1,586	—	17,019
Accrued warranty expense	—	2,715	—	—	2,715
Income taxes payable	—	—	240	(240)	—
Other accrued expenses	6,175	39,835	1,881	—	47,891
Liabilities of discontinued operations	—	19,478	—	—	19,478

Total current liabilities	29,434	585,929	100,260	(613,090)	102,533

Non-current liabilities
Long term debt	362,730	350,726	—	—	713,456
Intercompany loans payable	—	—	21,927	(21,927)	—
Deferred income taxes	—	14,280	9,820	(1,804)	22,296
Long-term employee benefit obligations	—	3,060	—	—	3,060

Total non-current liabilities	362,730	368,066	31,747	(23,731)	738,812

Total liabilities	392,164	953,995	132,007	(636,821)	841,345

Stockholders’ equity
Common stock	711	—	9	(9)	711
Additional paid-in capital	253,127	3,431	67,332	(70,763)	253,127
Accumulated other comprehensive income	4,155	146	4,287	(4,433)	4,155
Retained earnings (deficit)	23,169	55,496	(57,179)	1,683	23,169

Total stockholders’ equity	281,162	59,073	14,449	(73,522)	281,162

Total liabilities and stockholders’ equity	$673,326	$1,013,068	$146,456	$(710,343)	$1,122,507

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of December 31, 2005
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$1,567	$21,751	$7,567	$—	$30,885
Short term investments	—	15,304	201	—	15,505
Accounts receivable, net	226,421	37,152	11,921	(224,436)	51,058
Inventories, net	—	16,645	5,012	(3,466)	18,191
Other current assets	—	6,770	499	—	7,269

Total current assets	227,988	97,622	25,200	(227,902)	122,908

Property, plant and equipment, net	—	20,797	574	—	21,371
Goodwill	—	69,644	100,577	(521)	169,700
Developed and core technology, net	—	826	30,573	—	31,399
Other intangibles, net	—	31,375	1,304	(23,500)	9,179
Deferred income taxes	—	1,451	2,659	—	4,110
Investment in subsidiaries	100,911	14,293	—	(115,204)	—
Investment in technology and other assets	—	24,222	130	(23,693)	659

Total assets	$328,899	$260,230	$161,017	$(390,820)	$359,326

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$26,020	$136,201	$94,494	$(253,027)	$3,688
Accrued compensation expenses	—	10,105	1,375	—	11,480
Accrued warranty expense	—	1,618	—	—	1,618
Income taxes payable	—	1,970	657	(240)	2,387
Other accrued expenses	—	6,353	1,861	—	8,214
Contingent liability on acquisition	—	—	25,988	—	25,988

Total current liabilities	26,020	156,247	124,375	(253,267)	53,375

Non-current liabilities
Long-term employee benefit obligations	—	3,072	—	—	3,072
Intercompany loans payable	—	—	22,349	(22,349)	—

Total non-current liabilities	—	3,072	22,349	(22,349)	3,072

Total liabilities	26,020	159,319	146,724	(275,616)	56,447

Stockholders’ equity
Common stock	695	—	9	(9)	695
Additional paid-in capital	227,284	1,689	130,031	(131,720)	227,284
Accumulated other comprehensive income	2,414	37	2,305	(2,342)	2,414
Retained earnings (deficit)	72,486	99,185	(118,052)	18,867	72,486

Total stockholders’ equity	302,879	100,911	14,293	(115,204)	302,879

Total liabilities and stockholders’ equity	$328,899	$260,230	$161,017	$(390,820)	$359,326

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Year Ended December 30, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$333,191	$60,950	$(35,823)	$358,318

Cost of sales	—	69,178	35,241	(35,547)	68,872

Gross profit	—	264,013	25,709	(276)	289,446

Operating expenses
Marketing and selling	—	100,040	23,164	—	123,204
Research and development	—	33,877	—	—	33,877
In-process research and development	—	87,648	6,387	—	94,035
General and administrative	—	34,290	127	—	34,417
Integration costs	—	1,712	—	—	1,712
Amortization of intangibles	—	9,033	3,360	—	12,393

Total operating expenses	—	266,600	33,038	—	299,638

Operating loss	—	(2,587)	(7,329)	(276)	(10,192)

Other (expense) income
Royalty income	—	1,701	—	—	1,701
Interest income	—	2,699	55	—	2,754
Interest expense	(6,291)	(11,524)	(580)	—	(18,395)
Financing charge	(7,170)	(1,132)	—	—	(8,302)
Other income (expense)	—	(227)	461	49	283

Total other (expense) income	(13,461)	(8,483)	(64)	49	(21,959)

Loss from continuing operations before income taxes	(13,461)	(11,070)	(7,393)	(227)	(32,151)

Provision for income taxes	(4,966)	17,151	(371)	(83)	11,731

Net loss from continuing operations	(8,495)	(28,221)	(7,022)	(144)	(43,882)

Loss from discontinued operations, net of tax	—	(5,435)	—	—	(5,435)
Equity in (loss) earnings of subsidiary	(40,678)	(7,022)	—	47,700	—

Net (loss) income	$(49,173)	$(40,678)	$(7,022)	$47,556	$(49,317)

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Year Ended December 31, 2005
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$242,827	$49,510	$(29,746)	$262,591

Cost of sales	—	46,993	28,349	(29,231)	46,111

Gross profit	—	195,834	21,161	(515)	216,480

Operating expenses
Marketing and selling	—	72,130	19,871	—	92,001
Research and development	—	20,966	—	—	20,966
In-process research and development	—	—	9,220	—	9,220
General and administrative	—	21,733	(20)	—	21,713
Amortization of intangibles	—	4,147	3,737	—	7,884

Total operating expenses	—	118,976	32,808	—	151,784

Operating income (loss)	—	76,858	(11,647)	(515)	64,696

Other (expense) income
Royalty income	—	1,929	—	—	1,929
Interest income	—	1,613	54	(421)	1,246
Interest expense	—	(217)	(421)	421	(217)
Other income (expense)	—	(1,228)	(49)	(152)	(1,429)

Total other (expense) income	—	2,097	(416)	(152)	1,529

Income (loss) from continuing operations before income taxes	—	78,955	(12,063)	(667)	66,225

Provision for income taxes	—	28,187	(999)	(238)	26,950

Net income (loss) from continuing operations	—	50,768	(11,064)	(429)	39,275

Equity in earnings (loss) of subsidiaries	39,704	(11,064)	—	(28,640)	—

Net income (loss)	$39,704	$39,704	$(11,064)	$(29,069)	$39,275

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Year Ended January 1, 2005
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$186,491	$43,524	$(21,243)	$208,772

Cost of sales	—	35,745	22,209	(19,623)	38,331

Gross profit	—	150,746	21,315	(1,620)	170,441

Operating expenses
Marketing and selling	—	57,073	15,837	—	72,910
Research and development	—	15,505	281	—	15,786
In-process research and development	—	—	35,000	—	35,000
General and administrative	—	20,261	1,356	—	21,617
Amortization of intangibles	—	3,776	1,932	—	5,708

Total operating expenses	—	96,615	54,406	—	151,021

Operating income (loss)	—	54,131	(33,091)	(1,620)	19,420

Other income (expense)
Royalty income	—	2,079	—	—	2,079
Interest income	—	793	46	(322)	517
Interest expense	—	(783)	(322)	322	(783)
Investment impairment	—	(4,500)	—	—	(4,500)
Other income (expense)	—	(12)	112	70	170

Total other income (expense)	—	(2,423)	(164)	70	(2,517)

Income (loss) from continuing operations before income taxes	—	51,708	(33,255)	(1,550)	16,903

Provision for income taxes	—	19,949	672	(598)	20,023

Net income (loss) from continuing operations	—	31,759	(33,927)	(952)	(3,120)

Equity in loss of subsidiaries	(2,168)	(33,927)	—	36,095	—

Net (loss) income	$(2,168)	$(2,168)	$(33,927)	$35,143	$(3,120)

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Year Ended December 30, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities	$(5,082)	$44,372	$34,764	$—	$74,054

Cash flows from investing activities
Purchase of property, plant and equipment	—	(22,155)	232	—	(21,923)
Purchase of business, net of cash acquired	—	(718,555)	(27,082)	—	(745,637)
Purchase of investments in technology	—	(25,548)	(6,387)	—	(31,935)
Purchase of license agreement	—	(2,050)	—	—	(2,050)
Purchase of short term investments	—	(145)	(10)	—	(155)
Sale of short term investments	—	15,175	14	—	15,189

Net cash used in investing activities	—	(753,278)	(33,233)	—	(786,511)

Cash flows from financing activities
Proceeds from senior secured credit facility, net of issuance costs	—	352,660	—	—	352,660
Proceeds from issuance of convertible notes, net of issuance costs	361,185	—	—	—	361,185
Intercompany notes	(361,185)	363,748	(2,563)	—	—
Issuance of common stock	9,934	—	—	—	9,934
Excess tax benefit from exercise of stock options	1,674		—	—	1,674
Proceeds from short-term borrowings	21,000	4,000	—	—	25,000
Repayments of short-term borrowings	(21,000)	(4,000)	—	—	(25,000)
Payments on long-term debt		(913)	—	—	(913)
Financing charges paid on credit facility	(6,955)	—	—	—	(6,955)

Net provided by (used in) financing activities	4,653	715,495	(2,563)	—	717,585

Cash used in discontinued operations
Operating activities	—	(5,435)	—	—	(5,435)

Net cash used in discontinued operations	—	(5,435)	—	—	(5,435)

Effect of exchange rates on cash	—	—	(1,527)	—	(1,527)

Net increase (decrease) in cash and cash equivalents	(429)	1,154	(2,559)	—	(1,834)

Cash and cash equivalents at beginning of period	1,567	21,751	7,567	—	30,885

Cash and cash equivalents at end of period	$1,138	$22,905	$5,008	$—	$29,051

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Year Ended December 31, 2005
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities	$(11,277)	$84,491	$(1,634)	$—	$71,580

Cash flows from investing activities
Purchase of property, plant and equipment	—	(5,099)	(11)	—	(5,110)
Purchase of business, net of cash acquired	—	(81,516)	—	—	(81,516)
Purchase of investments in technology	—	(1,620)	—	—	(1,620)
Purchase of short term investments	—	(33,754)	(20)	—	(33,774)
Sale of short term investments	—	33,342	401	—	33,743

Net cash (used in) provided by investing activities	—	(88,647)	370	—	(88,277)

Cash flows from financing activities
Issuance of common stock	11,539	—	—	—	11,539
Intercompany notes	—	382	(382)	—	—

Net cash provided by (used in) financing activities	11,539	382	(382)	—	11,539

Effect of exchange rates on cash	—	—	354	—	354

Net increase (decrease) in cash and cash equivalents	262	(3,774)	(1,292)	—	(4,804)

Cash and cash equivalents at beginning of period	1,305	25,525	8,859	—	35,689

Cash and cash equivalents at end of period	$1,567	$21,751	$7,567	$—	$30,885

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Year Ended January 1, 2005
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities	$(5,183)	$57,907	$(3,531)	$—	$49,193

Cash flows from investing activities
Purchase of property, plant and equipment	—	(3,383)	(303)	—	(3,686)
Purchase of business, net of cash acquired	—	(39,418)	—	—	(39,418)
Purchase of investments in technology	—	(2,500)	—	—	(2,500)
Purchase of short term investments	—	(19,633)	—	—	(19,633)
Sale of short term investments	—	4,154	—	—	4,154

Net cash (used in) investing activities	—	(60,780)	(303)	—	(61,083)

Cash flows from financing activities
Issuance of common stock	6,066	—	—	—	6,066
Intercompany notes	—	(5,583)	5,583	—	—
Payments on long-term debt	—	(16,364)	—	—	(16,364)

Net cash provided by (used in) financing activities	6,066	(21,947)	5,583	—	(10,298)

Effect of exchange rates on cash	—	—	(1,076)	—	(1,076)

Net increase (decrease) in cash and cash equivalents	883	(24,820)	673	—	(23,264)

Cash and cash equivalents at beginning of period	422	50,345	8,186	—	58,953

Cash and cash equivalents at end of period	$1,305	$25,525	$8,859	$—	$35,689

11. Stock-Based Compensation
At December 30, 2006 we have one active stock-based employee compensation plan under which new awards may be granted. Awards may include incentive stock options, non-qualified option grants or restricted stock. As discussed in Note 1, Business Description and Significant Accounting Policies, prior to January 1, 2006, we accounted for this plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market price of the underlying stock on the date of the grant.
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized in the year ended December 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated in accordance with the modified prospective transition model.
As a result of adopting SFAS 123(R) on January 1, 2006, our loss from continuing operations, and net loss for the twelve months ended December 30, 2006, are $9.8 million, and $7.5 million greater, respectively, than if we had continued to account for share-based compensation under APB Opinion 25.

The following table presents a summary of the share-based compensation expense recognized for these plans:

Year Ended
(in thousands)	December 30, 2006

Stock-option awards	$9,169
Restricted stock awards	136
Employee stock purchase plan	525

Total share-based compensation expense	$9,830

Compensation cost capitalized as part of inventory at December 30, 2006 was $0.2 million. The total income tax benefit recognized in our statement of operations for share-based compensation arrangements was $2.3 million for the year ended December 30, 2006. Basic and diluted earnings per share for the twelve months ended December 30, 2006 would both have been $0.11 higher had we not adopted SFAS 123(R).
Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1.7 million excess tax benefit for the twelve-month period ended December 30, 2006, classified as a financing cash inflow would have been classified as an operating cash inflow had we not adopted SFAS 123(R). Comparable amounts for the period ending December 31, 2005 have not been reclassified in our statement of cash flows.
Prior to January 1, 2006, we accounted for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provision of SFAS 123 to options granted under our stock option plans in the prior year. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing formula and is amortized to expense over the options’ vesting periods.

(in thousands, except per share data)	2005	2004

Net income (loss), as reported	$39,275	$(3,120)
Stock-based employee compensation expense included in reported income, net of tax	—	15

Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(7,159)	(4,984)

Pro forma net income (loss)	$32,116	$(8,089)

Net income (loss) per share
As reported
Basic	$0.57	$(0.05)
Diluted	$0.55	$(0.05)

Pro forma
Basic	$0.47	$(0.12)
Diluted	$0.45	$(0.12)
Our 2005 Stock Incentive Plan (2005 Plan), which replaced our 2000 Equity Incentive Plan (2000 Plan), permits the grant of share options and shares to our employees, consultants and directors of up to 6,600,000 shares of common stock, plus the number of shares subject to outstanding options under our 2000 Plan as of May 5, 2005, for total grants available of 21,689,824. We have granted options to purchase shares for an aggregate of 17,324,807 shares (net of cancellations) under both plans and 4,365,017 shares remain available for future grants under our 2005 Plan.
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
Activity under our 2000 and 2005 plans for the twelve months ended December 30, 2006, December 31, 2005 and January 1, 2005 was as follows:

		Weighted avg
	Options	exercise price
	outstanding	per share
Balance at January 3, 2004	7,548,978	$5.86
Granted	2,258,700	$15.48
Exercised	(1,124,136)	$4.55
Cancelled or expired	(468,574)	$8.99

Balance at January 1, 2005	8,214,968	$8.51

Granted	2,104,637	$19.40
Exercised	(1,958,695)	$5.19
Cancelled or expired	(410,260)	$12.98

Balance at December 31, 2005	7,950,650	$11.97

Granted	1,403,550	$19.43
Exercised	(1,414,220)	$5.77
Cancelled or expired	(684,406)	$15.91

Balance at December 30, 2006	7,255,574	$14.25

An aggregate of 4,154,436 stock options were exercisable at December 30, 2006. Exercise prices and weighted average remaining contractual life for options outstanding as of December 30, 2006, excluding estimated forfeitures, are summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Range of exercise prices	of shares	contractual life	price	of shares	price

$0.83 - $8.68	1,881,298	4.5 years	$5.61	1,795,689	$5.48
$10.15 - $16.48	1,877,079	6.6 years	13.49	1,407,104	13.03
$16.88 - $19.69	2,137,300	6.7 years	18.48	638,471	18.61
$19.72 - $21.68	1,359,897	6.6 years	20.63	313,172	20.12

Total	7,255,574	6.1 years	$14.25	4,154,436	$11.16

The total intrinsic value of options exercised during the twelve months ended December 30, 2006 was $17.7 million. The total intrinsic value of options outstanding and options exercisable at December 30, 2006 was $34.5 million and $31.4 million, respectively. The total intrinsic value at December 30, 2006 is based on our closing stock price on the last trading day of the year for in-the-money options. The weighted-average remaining contractual term of options exercisable at December 30, 2006 was 5.7 years.
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

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	2006	2005	2004

Fair value of options granted	$7.48	$7.48	$7.29
Risk free interest rate	4.68%	3.98%	3.71%
Expected dividend rate	0.00%	0.00%	0.00%
Stock price volatility	35.29%	38.23%	41.45%
Expected life of option	5 years	5 years	7 years
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
As of December 30, 2006, we had $21.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during the twelve month period ended December 30, 2006 was $10.0 million.
During the year ended December 30, 2006, stock options were exercised to acquire 1,414,220 shares. Cash received upon exercise was $8.1 million. The tax benefit realized upon exercise was $5.9 million. Shares purchased under the employee stock purchase plan were 119,923 during the year.
Restricted Stock
Restricted stock awards are granted to employees under the 2005 Stock Incentive Plan upon hire or based on performance criteria established by management. Restricted stock awards are independent of stock option awards and are subject to forfeiture if employment terminates prior to the release of the restrictions. We grant restricted stock which vests over either a three or four year period. During the vesting period, ownership of the shares cannot be transferred. Restricted stock is considered issued and outstanding at the grant date and has the same dividend and voting rights as other common stock. We recognize compensation expense for the fair value of the restricted stock grants issued based on the average stock price on the date of grant. The plan does not designate the specific number of shares available for restricted stock grants, as these are issued from the full pool of shares available under the 2005 Stock Incentive Plan. The option pool is reduced by two shares for each restricted share granted.

The following table summarizes restricted stock activity during the twelve months ended December 30, 2006:

	Unvested Shares	Weighted average
	outstanding	grant price
Balance at December 31, 2005	—	$—
Granted	123,326	18.51
Vested	—	—
Cancelled	(2,800)	19.48

Balance at December 30, 2006	120,526	$18.49

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (ESPP) which allows employees to elect, in advance of each calendar quarter, to contribute up to 10 percent of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85 percent of the fair market value on the first or last day of each quarter. Compensation expense recognized on shares issued under our ESPP is based on the value to the employee of the 15 percent discount applied to the stock price. The plan was amended in May 2005 to increase the number of shares reserved under the plan from 600,000 to 1,000,000 common shares. Shares issued under the plan through December 30, 2006 total 607,430, with a balance available to be issued of 392,570.
12. Commitments and Contingent Liabilities
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
Operating Leases
Future minimum operating lease obligations for automobiles, office space, and other facilities were as follows at December 30, 2006:

(in thousands)
2007	$2,637
2008	1,870
2009	1,426
2010	1,334
2011	1,186
2012 and beyond	1,325

Total	$9,778

Rent expense was $2.0, $1.7 million, and $1.6 million in 2006, 2005 and 2004, respectively. The automobiles, which are typically leased for three years, are used by sales personnel. The office obligations include the Laserscope facilities in California and Arizona, and sales offices outside the U.S.
Litigation
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

The arbitration demand alleges that we breached the merger agreement by, among other things, failing to use commercially reasonable efforts to promote, market and sell the Her Option System and by acting in bad faith and thereby negatively impacting the former Cryogen shareholders’ right to an earnout payment under the merger agreement. The arbitration demand requests damages of the $110 million maximum earnout payment under the merger agreement. We believe Mr. Knarr’s claim is completely without merit, and we responded to the arbitration demand on March 30, 2006. On April 28, 2006, we filed a complaint in U.S. District Court for the District of Minnesota naming Mr. Knarr, certain former officers, directors and employees of Cryogen and JHK Investments LLC, a former Cryogen shareholder, as defendants, alleging that such defendants committed fraud and made negligent misrepresentations in connection with the sale of Cryogen, primarily related to reimbursement of the Her Option System, at the time of the acquisition. The parties have agreed to resolve both matters through a single arbitration. We are currently engaged in discovery. We have not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable.
We are also in the process of transitioning sales of our laser therapy products from indirect distribution channels, such as mobile providers and distributors, to our direct sales force. We are currently involved, and in the future may be involved, in legal proceedings related to this transition process.
Product Supply Agreement (Subsequent Event)
In conjunction with our disposal of Laserscope’s aesthetics business, as described in Note 3, Discontinued Operations; Sale of Aesthetics Business (Subsequent Event), subsequent to December 30, 2006, we entered into a supply agreement with Iridex whereby we agreed to manufacture and supply to Iridex aesthetics lasers and service parts during a transition period not to exceed nine months. In the event that we are unable to fulfill our obligations to supply these lasers and parts under this agreement, we may be responsible for certain damages that Iridex would incur as a result of our failure, which could include higher prices that Iridex pays to procure parts from a different supplier.
13. Industry Segment Information and Foreign Operations
Since our inception, we have operated in the single industry segment of developing, manufacturing, and marketing devices. In conjunction with the Laserscope acquisition, we committed to a plan to divest the aesthetics business of Laserscope (see Note 3, Discontinued Operations; Sales of Aesthetics Business (Subsequent Events)). We have presented the operations of this business as discontinued operations from the date of acquisition of July 20, 2006. As such, the following data excludes the results of the aesthetics business for all periods presented.
We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. No customer or distributor accounted for five percent or more of net sales during 2006, 2005 or 2004. Foreign subsidiary sales are predominantly to customers in Western Europe, Canada, Australia and Brazil and our foreign subsidiary assets are located in the same countries. At the end of 2006 and 2005, consolidated accounts receivable included $29.9 million and $16.9 million due from customers located outside of the United States.
The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

(in thousands)	2006	2005	2004

United States
Net sales	$272,679	$205,463	$165,140
Long-lived assets	873,200	217,997	153,528

International
Net sales	85,639	57,128	43,632
Long-lived assets	15,723	14,311	16,285
14. Post-retirement Benefits
We have an unfunded postretirement plan in the United States, which provides medical, dental, and life insurance benefits at reduced rates to certain retirees and their eligible dependents. Employees hired before 2000 are eligible if they meet age and service requirements and qualify for retirement benefits. We provide funds to the plans as benefits are paid. As discussed in Note 1, Business Description and Significant Accounting Policies, effective December 30, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 158, SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires us to recognize the status of our postretirement plan as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. The following table illustrates the incremental effect of applying SFAS 158 on individual line items in our Statement of Financial Position as of December 30, 2006:

	Before		After
	Application of		Application of
As of December 30, 2006	SFAS 158	Adjustments	SFAS 158

(in thousands)
Liability for post-retirement benefits	$3,305	$(234)	$3,071
Deferred income taxes	22,210	86	22,296
Total liabilities	841,493	(148)	841,345
Accumulated other comprehensive income	4,007	148	4,155
Total stockholders’ equity	281,014	148	281,162
There was no change to our measurement date as a result of adopting SFAS 158 because our measurement date has historically been the end of our fiscal year.
The cost of our postretirement benefit plan (in thousands) was as follows:

	2006	2005	2004

Service cost	$115	$128	$112
Interest cost	163	142	132
Amortization of net prior service cost	(39)	(134)	(142)

Net benefit costs	$239	$136	$102

The following tables present reconciliations of the benefit obligation of the plan and the plan assets of the plan (in thousands):

	Other benefits
	2006	2005

Change in benefit obligation
Benefit obligation at beginning of year	$3,146	$2,450
Service cost	115	109
Interest cost	163	142
Plan amendements	—	414
Actuarial (gains) or losses	(205)	171
Benefit payments	(148)	(140)
Settlements		—

Benefit obligation at end of year	$3,071	$3,146

Change in plan assets
Fair value of assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	148	140
Benefit payments	(148)	(140)

Fair value of plan assets at end of year	$—	$—

Amounts recognized in the statement of financial position consist of:

	2006	2005

Current	$(164)	$(142)
Long term	(2,907)	(3,072)

Net amount of accrued benefit cost	$(3,071)	$(3,214)

Amounts recognized in accumulated other comprehensive income consist of:

2006
Net actuarial (gain)	$(251)
Net prior service cost	17

Total accumulated other comprehensive income	$(234)

The net prior service cost in accumulated other comprehensive income consists of two components: one component for a negative plan amendment in 2000, and a second component for a positive plan amendment in 2006. These two components are being amortized differently, based on expected future service periods at the time of the amendment. In 2007, we estimate that the amortization of these two components from accumulated other comprehensive income will result in a net credit to net periodic benefit cost for $39,000.
Prior to the adoption of SFAS 158, the reconciliation of the funded status of our postretirement plan to amounts recognized in our statement of financial position was as follows:

2005
Funded status
Funded status	$(3,146)
Unrecognized prior service cost	(22)
Unrecognized net actuarial gain	(46)

Net amount of accrued benefit cost	$(3,214)

The benefits expected to be paid in each of the next five fiscal years and the aggregate for the five fiscal years thereafter are projected as follows (in thousands):

2007	$164
2008	191
2009	207
2010	224
2011	220
2012-2016	1,333
The assumptions used in estimating the annual cost related to these plans include:

	2006	2005

Discount rate	5.75%	5.50%
Rate of future compensation increase	4.00%	4.00%
An average increase of 10.0 percent in the cost of covered health care benefits was assumed for 2006 and is projected to gradually decrease to 5.0 percent by 2016 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement plan. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$1	$1
Effect on post-retirement benefit obligation	11	11

15. Savings and Investment Plan
The AMS Savings and Investment Plan (the Plan) allows employees in the United States to contribute a portion of their salary to the Plan. We match a portion of these contributions and make additional contributions to the Plan based upon a percent of operating profit above an established hurdle rate. The additional percentage contribution and hurdle rate are established annually by senior management. The Plan is intended to satisfy the requirements of Section 401(a) (27) of the Internal Revenue Code. Generally, all of our employees are eligible to participate in the Plan. Matching contributions of $2.1, $1.7 million and $1.4 million were made in 2006, 2005 and 2004, respectively. Profit sharing contributions were $3.0, $2.2 million and $1.9 million in 2006, 2005 and 2004 respectively.
16. Income Taxes
Components of our income (loss) from continuing operations before income taxes are as follows (in thousands):

Pretax income	2006	2005	2004

U.S.	$(35,187)	$65,405	$16,771
Foreign	3,036	820	132

Total	$(32,151)	$66,225	$16,903

Components of income tax expense for continuing operations are as follows (in thousands):

Income tax expense	2006	2005	2004

Current
U.S.
Federal	$6,262	$23,416	$14,989
State	2,592	2,353	1,852
Foreign	1,063	299	653
Deferred
U.S.
Federal	2,366	1,401	2,976
State	(731)	(369)	88
Foreign	179	(150)	(535)

Total	$11,731	$26,950	$20,023

A reconciliation of income tax expense for continuing operations computed at the United States statutory rate to the effective income tax rate is as follows (in thousands):

Income tax reconciliation	2006	2005	2004

Statutory rate	$(11,253)	$23,179	$5,916
State taxes	1,261	1,358	1,265
In-process research and development	23,971	3,227	12,250
Manufacturing tax incentives	(388)	(753)	(372)
Investment write-off	—	—	1,678
Meals and entertainment	501	391	245
Foreign rate differential and other	253	12	79
Research and development credits	(1,044)	(656)	(471)
Other	(391)	192	(567)
Stock-based compensation under SFAS 123(R)	1,276	—	—
Audit and refund claim	(2,455)	—	—

Total	$11,731	$26,950	$20,023

On July 20, 2006, we completed the acquisition of Laserscope (see Note 2, Acquisition and Financing of Laserscope). Of the purchase price, $62.1 million was allocated to in-process research and development and expensed. This amount is not deductible for tax purposes, and no deferred tax benefit is recorded as required by applicable accounting rules.
On May 8, 2006, we completed the acquisition of Solarant Medical, Inc. (see Note 4, Acquisitions). Of the purchase price, $2.1 million was allocated to in-process research and development and expensed. This amount is not deductible for tax purposes, and no deferred tax benefit is recorded as required by applicable accounting rules.
On July 7, 2005, we completed the acquisition of Ovion Inc. (see Note 4, Acquisitions). Of the purchase price, $13.6 million was allocated to in-process research and development. Of this amount, $4.3 million and $9.3 million was expensed in 2006 and 2005, respectively. This amount is not deductible for tax purposes, and no deferred tax benefit is recorded as required by applicable accounting rules.
On July 15, 2004, we completed the acquisition of TherMatrx, Inc. (see Note 4, Acquisitions). Of the purchase price, $35.0 million was allocated to in-process research and development and expensed. This amount is not deductible for tax purposes, and no deferred tax benefit is recorded as required by applicable accounting rules.
During 2006 and 2005, earn out payments of $26.3 million and $70.1 million, respectively, were paid in connection with the 2004 acquisition of TherMatrx. Of this amount, $16.4 million is deductible for tax purposes as compensation-related expense. The tax benefit associated with this deduction was recorded as a reduction to goodwill and a corresponding reduction to income taxes payable in 2005.
During fiscal 2005, we recognized the U.S. tax benefits related to the tax deduction on qualified domestic production activities provided through the Domestic Manufacturing Deduction made available pursuant to the American Jobs Creation Act of 2004. The tax deduction for qualified production activities provides for a permanent deduction equal to nine percent (when fully phased-in) of the lesser of qualified production activities income or taxable income. During 2005, the applicable percentage is three percent, resulting in a $0.4 million reduction in income tax expense. During 2006, due to the utilization of acquired net operating loss carryforwards, we do not anticipate a domestic manufacturing deduction benefit.
During the fourth quarter of 2004, we recognized a $4.5 million write-off of an equity investment in InjecTx, a 1999 investment in a company focused on the development of ethanol ablation systems for prostate treatments. This created a capital loss carryforward which, for tax purposes, can only be utilized to offset future capital gains. This capital loss carryforward will expire in 5 years. A valuation allowance of $1.7 million for this capital loss carryforward has been established at December 31, 2005 and December 30, 2006.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities at the end of 2006 and 2005 are as follows (in thousands):

	2006	2005

Deferred tax assets:
Federal net operating loss carryforwards	$16,340	$13,021
Reserves and allowances	7,757	3,303
Capital loss carryforwards	1,710	1,710
Foreign accruals and net operating loss carryforwards	2,980	2,093
Workforce, patents and license	3,345	2,946
Compensation accruals	7,022	1,975
Stock-based compensation under SFAS 123(R)	2,331	—
State net operating loss carryforwards and credits	6,846	—
Valuation allowance	(4,121)	(2,974)

Total deferred tax assets	44,210	22,074

Deferred tax liabilities:
Goodwill	8,737	7,625
Prepaid insurance and other	1,268	731
Developed technology	24,082	5,053
Trademarks and royalty agreements	16,946	1,358
Contingent interest on debt	4,408	—

Total deferred tax liabilities	55,441	14,767

Net deferred tax asset (liability)	$(11,231)	$7,307

The 2005 amounts have been reclassified to conform to the 2006 presentation.
On December 30, 2006, we had foreign tax loss carryforwards of approximately $8.0 million with no expiration. Realization of future tax benefits related to these net deferred tax assets is dependent on many factors, including the ability to generate taxable income in the related jurisdictions. A valuation allowance of $2.4 million has been established against these assets, of which $1.3 million relates to an acquisition and $1.1 million to operations. Upon reversal, this $1.3 million would be allocated to goodwill and the remainder would benefit operations. The amount of the valuation allowance represents the approximate amount by which the net operating losses are projected to exceed future income in the respective foreign jurisdictions. We believe that future taxable income will be sufficient to realize the remaining recorded asset.
We have a U.S. federal tax loss carryforward of approximately $50.3 million of which $3.6 million is unrealizable under IRC Section 382 with the remaining NOL expiring between 2012 and 2025. Management believes that future taxable income will be sufficient to realize these tax loss carryforwards and has established a deferred tax asset of $16.3 million.
As of December 30, 2006, undistributed earnings of international subsidiaries of approximately $4.4 million were considered to have been reinvested indefinitely and, accordingly, we have not provided U.S. taxes on such earnings.
During the fourth quarter of fiscal year 2006, we received a $2.4 million tax refund associated with the favorable agreement reached with the IRS involving the review of the 2001 and 2002 domestic income tax returns. A $2.4 million tax refund is recorded in the provision for income taxes on the consolidated statement of operations for fiscal year 2006.
During 2006, the IRS reinstated the Federal research and development credit. A benefit of $1.0 million for this credit is reflected in the 2006 tax provision.
17. Quarterly Financial Data (unaudited; in thousands, except per share data)
The following table presents quarterly financial data for 2006 and 2005. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the unaudited quarterly results. As discussed more fully in Note 3, Discontinued Operations; Sale of Aesthetics Business (Subsequent Event), in conjunction with the acquisition of Laserscope, we committed to a plan to divest Laserscope’s aesthetics business. As such, the results of operations of the aesthetics business have been classified as discontinued operations from the date of acquisition of July 20, 2006.

	2006				2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
	13 weeks	13 weeks	13 weeks	13 weeks	13 weeks	13 weeks	13 weeks	13 weeks
Net sales	$73,624	$78,782	$90,500	$115,412	$62,145	$65,637	$61,738	$73,071
Gross profit	61,894	67,075	71,635	88,842	51,125	53,683	50,582	61,090
Operating income (loss)	17,963	(5,562)	(44,622)	22,029	17,252	18,168	6,609	22,667
Income (loss) from continuing operations	11,472	(8,095)	(57,932)	10,673	11,243	12,007	1,415	14,610
Net income (loss)	11,472	(8,095)	(58,604)	5,910	11,243	12,007	1,415	14,610

Net income (loss) per share:
Basic net earnings (loss) from continuing operations	$0.16	$(0.12)	$(0.83)	$0.15	$0.17	$0.17	$0.02	$0.21
Discontinued operations, net of tax	$—	$—	$(0.01)	$(0.07)	$—	$—	$—	$—

Basic net earnings (loss)	$0.16	$(0.12)	$(0.84)	$0.08	$0.17	$0.17	$0.02	$0.21

Diluted net earnings (loss) from continuing operations	$0.16	$(0.12)	$(0.83)	$0.15	$0.16	$0.17	$0.02	$0.20
Discontinued operations, net of tax	$—	$—	$(0.01)	$(0.07)	$—	$—	$—	$—

Diluted net earnings (loss)	$0.16	$(0.12)	$(0.84)	$0.08	$0.16	$0.17	$0.02	$0.20

During 2006, we acquired certain issued patents and other assets from BioControl Medical, Ltd. (BioControl), we acquired Solarant Medical, and we acquired Laserscope (see Note 4, Acquisitions, and Note 2, Acquisition and Financing of Laserscope). The acquisitions of BioControl and Solarant resulted in one-time in-process research and development (IPR&D) charges of $25.6 million and $2.5 million, respectively, in the second quarter of 2006, resulting in an operating loss and a net loss for that quarter. In addition, during the second quarter of 2006 we recorded $7.0 million of financing charges for a bridge loan commitment fee in preparation for the acquisition of Laserscope. We did not use this financing. In conjunction with the Laserscope acquisition, we recorded a one-time IPR&D charge of $61.5 million in the third quarter of 2006, resulting in an operating loss and net loss for the third quarter of 2006. In addition, during the third quarter of 2006, we recorded $8.9 million of interest expense related to our Convertible Notes issued on June 27, 2006 and our senior secured Credit Facility entered into on July 20, 2006 (see Note 10, Debt). The interest expense on these new debt agreements also contributed to the net loss for the third quarter of 2006. During the fourth quarter of 2006, we adjusted the purchase price allocations for Solarant and Laserscope, resulting in IPR&D charges of ($0.4) million and $0.6 million, respectively. In addition, we recorded $10.2 million of interest expense related to our Convertible Notes and our Credit Facility during the fourth quarter of 2006. We also recorded a $2.4 million tax benefit associated with the favorable agreement with the IRS involving the review of the 2001 and 2002 domestic income tax returns, and a $1.0 million federal research and development tax credit.
We acquired Ovion Inc. during 2005 (see Note 4, Acquisitions). This acquisition resulted in a one-time IPR&D charge of $9.2 million in the third quarter of 2005, resulting in a corresponding decrease to both operating income and net income. Also related to Ovion, in the fourth quarter of 2006, we recorded an additional charge to IPR&D of $4.3 million related to the first milestone payment.
Quarterly and annual earnings per share are calculated independently based on the weighted average number of shares outstanding during the period.
Sales and operating results have varied and are expected to continue to vary significantly from quarter to quarter as a result of seasonal patterns, with the first and third quarters of each year typically having lower sales and the fourth quarter of each typically having the highest sales. In 2006, the acquisition of Laserscope in the third quarter resulted in increased sales for that quarter and subsequent quarters, compared to prior year trends.

Financial Statement Schedules — Schedule II — Valuation and Qualifying Accounts.
This schedule of valuation and qualifying accounts (in thousands) should be read in conjunction with the consolidated financial statements. These amounts exclude the aesthetics business, which is classified as part of liabilities of discontinued operations. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	Balance at	Additions charged to:						Balance at
	Beginning of	Costs and		Other				End of
	Period	Expenses		Accounts		Deductions		Period
Valuation Accounts:
Year ended January 1, 2005
Deducted from asset accounts
Allowance for doubtful accounts	$1,033	$1,801		$111	(7)	$958	(1)	$1,987
Allowance for obsolete inventories	$1,948	$1,283		$25	(7)	$1,513	(2)	$1,743
Allowance for sales returns	$1,779	$2,298		$—		$1,731	(3)	$2,346

Year ended December 31, 2005
Deducted from asset accounts
Allowance for doubtful accounts	$1,987	$1,097		$—		$1,067	(1)	$2,017
Allowance for obsolete inventories	$1,743	$827		$—		$1,253	(2)	$1,317
Allowance for sales returns	$2,346	$2,329		$—		$3,475	(3)	$1,200

Year ended December 30, 2006
Deducted from asset accounts
Allowance for doubtful accounts	$2,017	$1,095		$620	(8)	$617	(1)	$3,115
Allowance for obsolete inventories	$1,317	$1,498		$1,258	(8)	$1,569	(2)	$2,504
Allowance for sales returns	$1,200	$5,256		$50	(8)	$4,690	(3)	$1,816

Qualifying Accounts:
Year ended January 1, 2005
Product liability allowance	$1,308	$(294	) (6)	$—		$334	(4)	$680
Product warranty allowance	$1,338	$334		$75	(7)	$296	(5)	$1,451

Year ended December 31, 2005
Product liability allowance	$680	$480		$—		$376	(4)	$784
Product warranty allowance	$1,451	$599		$—		$432	(5)	$1,618

Year ended December 30, 2006
Product liability allowance	$784	$220		$—		$456	(4)	$548
Product warranty allowance	$1,618	$619		$809	(8)	$331	(5)	$2,715

Notes:

(1)	Uncollectable accounts written off, net of recoveries

(2)	Obsolete and excess inventory disposals

(3)	Returned product

(4)	Product liability claims

(5)	Product warranty claims

(6)	Reduction of product liability recorded to reflect identified claims and lawsuits in ending balance of $0.6 million, net of current year provision of $0.3 million. Recorded as a reduction to general and administrative expenses.

(7)	Allowances and reserves on balance sheet of TherMatrx, acquired in July 2004.

(8)	Allowances and reserves on balance sheet of Laserscope (excluding the aesthetics business), acquired in July 2006.
Acticon, Apogee, AMS Ambicor®, AMS 650™, AMS 700®, AMS 700 CX and Ultrex, AMS 800 Urinary Control System, BioArc, BioArc SP, BioArc TO, Dura II™, Her Option, In-Fast, In-Fast Ultra™, InhibiZone, InteDerm®, InteGraft, InteMesh®, IntePro InteLata™, InteXen, InVance, Monarc, Parylene, Perigee, ProstaJect, Solutions for Life®, SPARC, Straight-In™, TherMatrx, and UroLume are trademarks of AMS or its subsidiaries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2007	AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

	By	/s/ Martin J. Emerson
Martin J. Emerson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Martin J. Emerson	President and Chief Executive Officer
Martin J. Emerson	(Principal Executive Officer) and Director

/s/ Mark A. Heggestad	Executive Vice President and Chief Financial Officer
Mark A. Heggestad	(Principal Financial and Accounting Officer)

/s/ Richard B. Emmitt	Director
Richard B. Emmitt

/s/ Albert Jay Graf	Director
Albert Jay Graf

/s/ Jane E. Kiernan	Director
Jane E. Kiernan

/s/ Robert McLellan, M.D.	Director
Robert McLellan, M.D.

/s/ Christopher H. Porter, Ph.D.	Director
Christopher H. Porter, Ph.D.

/s/ D. Verne Sharma	Director
D. Verne Sharma

/s/ Thomas E. Timbie	Director
Thomas E. Timbie

/s/ Elizabeth H. Weatherman	Director
Elizabeth H. Weatherman

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For the Year Ended December 30, 2006

Item No.	Item	Filing Method

1.1	Purchase Agreement, dated as of June 21, 2006, between American Medical Systems Holdings, Inc. and Piper Jaffray & Co., as representative of the Underwriters listed in Schedule I thereto.	Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on June 28, 2006 (File No. 000-30733).

2.1	Agreement and Plan of Merger, dated as of December 13, 2002, by and among American Medical Systems, Inc., Snowball Acquisition Corp., Cryogen, Inc. and Robert Knarr.	Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on December 17, 2002 (File No. 000-30733).

2.2	First Amendment to Agreement and Plan of Merger, dated December 18, 2002, by and among American Medical Systems, Inc., Snowball Acquisition Corp., Cryogen, Inc. and Robert Knarr.	Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on January 6, 2003 (File No. 000-30733).

2.3	Agreement and Plan of Merger, dated as of June 15, 2004, by and among American Medical Systems, Inc.; Leio Acquisition Corp.; TherMatrx, Inc.; TherMatrx Investment Holdings LLC and BSD Medical Corporation, as Principal Stockholders, and TherMatrx Investments Holdings LLC, as Stockholders’ Representative.	Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on June 15, 2004 (File No. 000-30733).

2.4	Agreement and Plan of Merger, dated as of June 3, 2005, by and among American Medical Systems, Inc., Oak Merger Corp., Ovion Inc., Jeffrey P. Callister, and W. Stephen Tremulis, as Principal Stockholders, and Jeffrey P. Callister, as Stockholders’ Representative.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 6, 2005 (File No. 000-30733).

2.5	Asset Purchase Agreement, dated April 26, 2006, between American Medical Systems, Inc. and BioControl Medical, Ltd.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 27, 2006 (File No. 000-30733).

2.7	Agreement and Plan of Merger, dated as of May 8, 2006, by and among American Medical Systems, Inc., Xenon Merger Corp., a wholly owned subsidiary of American Medical Systems, Inc., Solarant Medical, Inc., and Warburg Pincus Equity Partners, L.P., as stockholders’ representative.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 9, 2006 (File No. 000-30733).

2.8	Agreement and Plan of Merger, dated as of June 3, 2006, by and among American Medical Systems Holding, Inc., Laserscope and Kermit Merger Corp.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 5, 2006 (File No. 000-30733).

Item No.	Item	Filing Method

2.9	Amendment, dated as of July 10, 2006, to Agreement and Plan of Merger, dated as of June 3, 2006, by and among American Medical Systems Holdings, Inc., Laserscope and Kermit Merger Corp.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 11, 2006 (File No. 000-30733).

2.10	Stock Purchase Agreement, dated as of April 30, 2006, by and among Laserscope, InnovaQuartz, Inc., The Griffin Family Revocable Trust, Steve Griffin and Brian Barr.	Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q for the Fiscal Quarter Ended September 30, 2006 (File No. 000-30733).

2.11	Termination Agreement, dated December 8, 2006, among American Medical Systems Holdings, Inc., Laserscope, InnovaQuartz Incorporated, Stephen Griffin, The Griffin Family Revocable Trust, and Brian Barr.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 14, 2006 (File No. 000-30733).

2.12	Asset Purchase Agreement, dated November 30, 2006, by and among American Medical Systems, Inc., Laserscope, and Iridex Corporation.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 6, 2006 (File No. 000-30733).

3.1	Second Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).

3.2	Bylaws, as amended, of the Company.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the Fiscal Year Ended January 3, 2004 (File No. 000-30733).

4.1	Certificate of Incorporation of the Company.	See Exhibit 3.1 above.

4.2	Bylaws of the Company.	See Exhibit 3.2 above.

4.3	Form of Indenture for Senior Debt Securities.	Incorporated by reference to Exhibit 4.2 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).

4.4	Form of Senior Debt Security.	Incorporated by reference to Exhibit 4.3 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).

4.5	Form of Indenture for Subordinated Debt Securities.	Incorporated by reference to Exhibit 4.4 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).

4.6	Form of Subordinated Debt Security.	Incorporated by reference to Exhibit 4.5 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).

4.7	Form of Indenture for Senior Subordinated Debt Securities.	Incorporated by reference to Exhibit 4.6 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).

Item No.	Item	Filing Method

4.8	Form of Senior Subordinated Debt Security.	Incorporated by reference to Exhibit 4.7 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).

4.9	Indenture, dated as of June 27, 2006, between American Medical Systems Holdings, Inc., the Notes Guarantors (as defined therein), and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 28, 2006 (File No. 000-30733).

4.10	Form of 3 1/4% Convertible Senior Subordinated Note.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 28, 2006 (File No. 000-30733).

4.11	First Supplemental Indenture, dated as of September 6, 2006, by and between Laserscope and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 8, 2006 (File No. 000-30733).

4.12	Guarantee, dated as of September 6, 2006, made by Laserscope in favor of U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on September 8, 2006 (File No. 000-30733).

10.1	Employment Agreement, dated April 26, 2004, between Martin J. Emerson and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Fiscal Quarter Ended April 2, 2004 (File No. 000-30733).

10.2	First Amendment to Employment Agreement, dated January 5, 2005, between Martin J. Emerson and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 5, 2005 (File No. 000-30733).

10.3	Employment Agreement, dated January 1, 2003, between Ross Longhini and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2002 (File No. 000-30733).

10.4	Employment Agreement, dated December18, 2006, between Mark A. Heggestad and American Medical Systems, Inc.	Filed with this Annual Report on Form 10-K.

10.5	2000 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Fiscal Quarter Ended June 28, 2003 (File No. 000-30733).

10.6	Form of Incentive Stock Option Agreement under the 2000 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.7	Form of Non-Qualified Stock Option Agreement under the 2000 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

Item No.	Item	Filing Method

10.8	Employee Stock Purchase Plan, as amended.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the Fiscal Quarter Ended October 1, 2005 (File No. 000-30733).

10.9	2005 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Fiscal Quarter Ended October 1, 2005 (File No. 000-30733).

10.10	Form of Stock Option Certificate for Directors under the 2005 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005 (File No. 000-30733).

10.11	Form of Stock Option Certificate for Executive Officers under the 2005 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005 (File No. 000-30733).

10.12	Form of Notice of Amendment to Stock Option Certificate/Agreement for Executive Officers of American Medical Systems Holdings, Inc.	Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the Fiscal Quarter Ended July 2, 2006 (File No. 000-30733).

10.13	Form of Indemnification Agreement with Executive Officers and Directors.	Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005 (File No. 000-30733).

10.14	Summary of Director Compensation.	Filed with this Annual Report on Form 10-K.

10.15	Summary of Named Executive Officer Compensation.	Filed with this Annual Report on Form 10-K.

10.16	License Agreement, dated April 26, 2006, between American Medical Systems, Inc. and BioControl Medical, Ltd.	Incorporated by reference to 10.2 of the Company’s Form 8-K filed on April 27, 2006 (File No. 000-30733).

10.17	Credit and Guaranty Agreement, dated as of July 20, 2006, by and among American Medical Systems, Inc., as borrower, American Medical Systems Holdings, Inc. and certain of its subsidiaries, as guarantors, CIT Capital Securities LLC, as co-lead arranger and sole bookrunner, KeyBank National Association, as co-lead arranger and syndication agent, CIT Healthcare LLC, as administrative agent and collateral agent, General Electric Capital Corporation, as documentation agent, and various lenders.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 26, 2006 (File No. 000-30733).

Item No.	Item	Filing Method

10.18	Pledge and Security Agreement, dated as of July 20, 2006, between each of the grantors party thereto and CIT Healthcare LLC, as administrative agent and collateral agent.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 26, 2006 (File No. 000-30733).

10.19	Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Financing Statement, dated as of July 20, 2006, executed by American Medical Systems, Inc. to and for the benefit of CIT Healthcare LLC, as administrative agent and collateral agent.	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 26, 2006 (File No. 000-30733).

10.20	Services Agreement and Statement of Work, effective August 8, 2006, by and between American Medical Systems Holdings, Inc. and Salo, LLC.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 8, 2006 (File No. 000-30733).

10.21	Net Lease Agreement, dated as of June 20, 2000, by and between Laserscope and Realtec Properties.	Incorporated by reference to Exhibit 10.6 of Laserscope’s Annual Report on Form 10-K filed on March 28, 2001 (File No. 000-18053).

10.22	Net Lease Agreement, dated as of October 18, 2000, by and between Laserscope and Realtec Properties.	Incorporated by reference to Exhibit 10.6A of Laserscope’s Annual Report on Form 10-K filed on March 28, 2001 (File No. 000-18053).

21.1	Subsidiaries of American Medical Systems Holdings, Inc.	Filed with this Annual Report on Form 10-K.

23.1	Consent of Ernst & Young LLP.	Filed with this Annual Report on Form 10-K.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.