Form 10-Q
period 2007-03-31
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2007-05-10
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
☐ Yes     ☑ No
     As of May 7, 2007 there were 72,057,810 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006

Net sales	$108,385	$73,624
Cost of sales	26,355	11,730

Gross profit	82,030	61,894

Operating expenses
Marketing and selling	39,430	27,814
Research and development	11,150	7,782
General and administrative	10,989	6,494
Integration costs	1,011	—
Amortization of intangibles	4,704	1,841

Total operating expenses	67,284	43,931

Operating income	14,746	17,963

Other (expense) income
Royalty income	679	453
Interest income	336	322
Interest expense	(9,633)	(96)
Financing charges	(782)	—
Other income (expense)	1,623	(146)

Total other (expense) income	(7,777)	533

Income from continuing operations before income taxes	6,969	18,496

Provision for income taxes	2,586	7,024

Net income from continuing operations	4,383	11,472

Loss from discontinued operations, net of tax benefit of $0.4 million	(691)	—

Net income	$3,692	$11,472

Net income (loss) per share
Basic net earnings from continuing operations	$0.06	$0.16
Discontinued operations, net of tax	(0.01)	—

Basic net earnings	$0.05	$0.16

Diluted net earnings from continuing operations	$0.06	$0.16
Discontinued operations, net of tax	(0.01)	—

Diluted net earnings	$0.05	$0.16

Weighted average common shares used in calculation
Basic	71,775	69,679
Diluted	74,337	72,040
The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2007	December 30, 2006
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$37,699	$29,051
Short term investments	501	490
Accounts receivable, net	98,057	91,938
Inventories, net	42,017	37,974
Deferred income taxes	11,065	11,065
Other current assets	18,287	21,572
Assets of discontinued operations	—	46,078

Total current assets	207,626	238,168

Property, plant and equipment, net	52,553	47,035
Goodwill	678,382	677,053
Developed and core technology, net	106,384	110,634
Other intangibles, net	49,657	50,022
Investment in technology and other assets	1,582	1,148
Other long-term assets, net	2,911	3,031

Total assets	$1,099,095	$1,127,091

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,425	$15,430
Accrued compensation expenses	12,077	17,019
Accrued warranty expense	2,899	2,715
Income taxes payable	7,656	—
Other accrued expenses	32,989	47,891
Liabilities of discontinued operations	—	19,478

Total current liabilities	71,046	102,533

Long-term debt	693,336	713,456
Deferred income taxes	22,914	22,296
Long-term income taxes payable	4,848	4,584
Long-term employee benefit obligations	3,060	3,060

Total liabilities	795,204	845,929

Stockholders’ equity
Common stock, par value $.01 per share; authorized 220,000,000 shares; issued and outstanding:
72,003,120 shares at March 31, 2007 and 71,059,312 shares at December 30, 2006	720	711
Additional paid-in capital	271,790	253,127
Accumulated other comprehensive income	4,783	4,155
Retained earnings	26,598	23,169

Total stockholders’ equity	303,891	281,162

Total liabilities and stockholders’ equity	$1,099,095	$1,127,091

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities
Net income	$3,692	$11,472
Loss from discontinued operations	(691)	—

Earnings from continuing operations	4,383	11,472

Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities
Depreciation	1,884	823
(Gain) loss on asset disposals	(5)	322
Amortization of intangibles	4,704	1,841
Amortization of deferred financing costs	782	—
Excess tax benefit from excercise of stock options	(133)	(279)
Tax benefit on exercised stock option arrangements	490	681
Change in net deferred income taxes	361	32
Stock based compensation	3,036	2,699

Changes in operating assets and liabilities:
Accounts receivable	(2,782)	(874)
Inventories	(7,551)	1,125
Accounts payable and accrued expenses	(15,799)	7,296
Other assets	19,060	(4,248)

Net cash provided by operating activities	8,430	20,890

Cash flows from investing activities
Purchase of property, plant and equipment	(6,459)	(3,419)
Purchase of business, net of cash acquired	(781)	(23,986)
Disposal of business	21,675	—
Purchase of other intangibles	(85)	—
Purchase of short-term investments	(18)	(100)
Sale of short-term investments	10	14

Net cash provided by (used in) investing activities	14,342	(27,491)

Cash flows from financing activities
Issuance of common stock	7,740	2,285
Excess tax benefit from exercise of stock options	133	279
Payments on long-term debt	(21,377)	—

Net cash (used in) provided by financing activities	(13,504)	2,564

Cash provided by (used in) continuing operations	9,268	(4,037)

Cash used in discontinued operations
Operating activities	(691)	—

Cash used in discontinued operations	(691)	—

Effect of currency exchange rates on cash	71	(47)

Net increase (decrease) in cash and cash equivalents	8,648	(4,084)

Cash and cash equivalents at beginning of period	29,051	30,885

Cash and cash equivalents at end of period	$37,699	$26,801

Supplemental disclosure
Cash paid for interest	$7,554	$96
Cash (refunded) paid for taxes	$(11,998)	$3,778
Stock issued to settle contingent liabilities under InnovaQuartz purchase agreement	$7,371	$—
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. Basis of Presentation
We have prepared the consolidated financial statements included in this Form 10-Q without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal 2006. All amounts presented in tables are in thousands, except per share data.
These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year. Certain 2006 amounts have been reclassified to conform to the current presentation.
We have a 52 or 53 week fiscal year ending on the Saturday nearest December 31. Accordingly, the first fiscal quarter of 2007 and 2006 are represented by the three month periods ended on March 31, 2007 and April 1, 2006, respectively.
In the first quarter of fiscal year 2007, consistent with the plans announced with the Laserscope acquisition, we sold the Laserscope aesthetics business. The results of operations for this business are presented in the discontinued operations section of the statements of operations for the period during the quarter prior to the sale, which occurred January 16, 2007. The results of operations for the three months ended April 1, 2006 do not contain results of the aesthetics business since Laserscope had not yet been acquired at that time. The assets and liabilities of the aesthetics business are presented as Assets and Liabilities of discontinued operations in the balance sheet as of December 30, 2006. Unless otherwise noted, disclosures of revenues and expenses in the Notes to Consolidated Financial Statements refer to continuing operations only.
NOTE 2. Acquisitions
Laserscope
On July 20, 2006, we completed a cash tender offer for substantially all of the outstanding shares of common stock of Laserscope, a California corporation (Laserscope). A total of 21,157,077 shares of Laserscope common stock were validly tendered and not withdrawn prior to the expiration of the offer, representing approximately 93 percent of the fully diluted shares of Laserscope, as defined in the parties’ merger agreement. On July 25, 2006, we acquired the remaining outstanding shares of Laserscope through a merger of Laserscope with our acquisition subsidiary, resulting in Laserscope becoming our 100 percent wholly owned subsidiary.
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
The total acquisition price for Laserscope shares and options was $718.0 million, in addition to transaction costs of approximately $18.7 million and restructuring costs of approximately $7.5 million. The total purchase price, net of acquired cash on hand at closing of $20.1 million and the loss from discontinued operations of the aesthetics business of $6.1 million, was $718.0 million. This purchase price does not include an additional $31.9 million in debt financing costs, which were incurred to finance the Laserscope acquisition.
Our consolidated financial statements for the three months ended March 31, 2007 include the financial results of Laserscope. As described in Note 3, Discontinued Operations and Sale of Aesthetics Business, we sold Laserscope’s aesthetics business in the first quarter of 2007.
Financing
Our acquisition of Laserscope was partially funded through the issuance of $373.8 million in principal amount of our 3.25 percent Convertible Senior Subordinated Notes (Convertible Notes) on June 27, 2006. In addition, in conjunction with the Laserscope acquisition, our wholly-owned subsidiary, American Medical Systems, Inc. (AMS), entered into a credit and guarantee agreement (the Credit Facility) for a $430.0 million six-year senior secured credit facility on July 20, 2006. As of March 31, 2007, a total of $342.7 million of term loan borrowings were outstanding under the credit facility. These financings are more fully described in Note 11, Debt.

Purchase Accounting
The aggregate Laserscope purchase price was allocated to the assets acquired and liabilities assumed based on their preliminarily estimated fair values at the date of acquisition. The preliminary estimate of the excess of purchase price over the fair value of net tangible assets acquired was allocated to identifiable intangible assets and goodwill. The purchase price allocation is preliminary as a result of uncertainty surrounding the estimation of contingencies outstanding on the acquisition date. In accordance with generally accepted accounting principles, we have twelve months from closing of the acquisition to finalize the valuation. The following table summarizes the preliminary estimate of fair value of the identifiable tangible and intangible assets and goodwill, net of liabilities assumed, that were acquired as part of the Laserscope acquisition:

(in thousands)	Amount

Developed and core technology	$88,700
Trademarks	40,800
In-process research and development	62,100
Assets sold, net of tax	20,727
Tangible assets acquired, net of liabilities assumed	17,131
Deferred tax liability on assets acquired, net of deferred tax assets	(17,976)
Goodwill	506,510

Estimated fair value of identifiable tangible and intangible assets and goodwill, net of cash acquired and liabilites assumed	$717,992

The determination of the portion of the purchase price allocated to developed and core technology, trademarks, and in-process research and development was based on our forecasted cash inflows and outflows and using an excess earnings method to calculate the fair value of assets purchased. We are responsible for these estimated values, and considered other factors including an independent valuation of our assumptions. The developed and core technology is being amortized over the estimated product lifecycles ranging from 1-10.5 years, with a weighted average life of 8.3 years, with this expense reflected as part of the amortization of intangibles in the Consolidated Statement of Operations. The acquired in-process research and development of $62.1 million was expensed in fiscal year 2006 with no related income tax benefit. Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of acquisition based on management’s assessment or third party appraisals. Of the $506.5 million of goodwill resulting from this acquisition, $11.5 million is deductible for tax purposes and is being amortized over 15 years.
Laserscope acquired InnovaQuartz in May 2006 pursuant to a purchase agreement that contained contingent earnout payments based on milestones, revenues and profitability through 2008 and related covenants. These provisions significantly limited our flexibility in operating the business during the earnout period and imposed penalties for violating those provisions. In order to resolve these earnout and penalty provisions, on December 8, 2006, we agreed to issue shares of common stock with a value of $7.4 million to the former shareholders of InnovaQuartz to terminate the purchase agreement, including all contingent earnout payments under the purchase agreement. We issued 371,500 shares of our common stock on January 12, 2007 in satisfaction of this agreement. The parties also released all claims against each other.
Restructuring Costs
In fiscal year 2006, we recorded restructuring costs of approximately $7.5 million associated primarily with employee terminations and benefits for certain employees of Laserscope. These costs were recognized as liabilities assumed in the purchase business combination and are reflected as an increase to goodwill. These costs represent management’s approved reduction of the Laserscope workforce by approximately 31 employees, mainly in administrative departments and transferred job functions, as well as costs associated with change-in-control provisions of certain Laserscope employment contracts. Our management approved these restructuring plans in the third quarter of 2006. As of March 31, 2007, we have terminated 21 employees and made cash payments related to severance and benefits of $2.2 million. We expect all terminations to be completed by the end of the second quarter of fiscal year 2007.

The following table summarizes activity related to the restructuring program that occurred during the first quarter of 2007:

	Restructuring		Restructuring
	Liability as of		Liability as of
	December 30, 2006	Cash Payments	March 31, 2007
Severance and benefits	$7,204	$(1,966)	$5,238
We are also in the process of transitioning sales of our laser therapy products from indirect distribution channels to our direct sales force, and accordingly will incur costs to effect this transition.
Integration Costs
In the three months ended March 31, 2007, we recorded $1.0 million of integration costs associated with the Laserscope acquisition, primarily related to travel, legal, consulting and retention bonuses. These integration costs are included in operating expenses.
Our consolidated financial statements for the three months ended March 31, 2007 include the financial results of Laserscope. The following table contains pro forma results for the three months ended April 1, 2006, as if the acquisition had occurred at the beginning of 2006:

Three Months Ended
(in thousands except per share data)	April 1, 2006

Revenues from continuing operations	$96,288
Revenues from discontinued operations	9,345

Total revenues	$105,633

Net income	$6,312
Net income per share:
Basic	$0.09
Diluted	$0.09
The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they claim to be indicative of the results that will be obtained in the future. The above pro forma financial results include the results of operations of Laserscope in its entirety during this period. Since the aesthetics business had not been reported as a discontinued operation until the quarter ended September 30, 2006, the pro forma results above include the aesthetics business.
Solarant Medical, Inc.
On May 8, 2006, we completed the acquisition of Solarant Medical, Inc., (Solarant) a privately funded company focused on the development of minimally invasive therapies for women who suffer from stress urinary incontinence. The purchase price was comprised of an initial payment of $1.0 million, potential milestone payments totaling $6.0 million contingent upon FDA approval of the therapy and the establishment of reimbursement codes for the hospital and office settings, and an earnout based on revenue growth during the first three years in the event of product commercialization. In addition to these acquisition payments, we previously funded $1.0 million of Solarant’s development efforts, which is included as part of the acquisition consideration.
We used cash on hand to make the initial payment.
The initial purchase price is currently allocated as follows:

(in thousands)	Amount

In-process research and development (including $0.8 million in acquisition costs)	$2,054
Liabilities assumed, net of tangible assets acquired	(88)
Deferred tax asset acquired	981

Initial purchase price, net of cash acquired through March 31, 2007	$2,947

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

Operating results of Solarant were not material, therefore pro forma financial information is not included. Elizabeth Weatherman and Richard Emmitt are members of our Board of Directors and former members of the Solarant Board of Directors. In addition, investment funds with which Ms. Weatherman and Mr. Emmitt are affiliated are former shareholders of Solarant and will be entitled a share of any future purchase price payments we make related to Solarant. Neither Ms. Weatherman nor Mr. Emmitt was involved in deliberations regarding the Solarant transaction.
BioControl Medical, Ltd.
On April 26, 2006, we acquired certain issued patents and other assets from BioControl Medical, Ltd., (BioControl), an Israeli company focused on the development of medical devices for the application of implantable electrical stimulation technology. We acquired an exclusive license for the use of the patents and technologies in urology, gynecology and other pelvic health applications. In addition, as part of this acquisition, we purchased Cytrix Israel, Ltd. (Cytrix), an Israeli company with no operations, other than the employment of a specific workforce to support the related licensed technology. The purchase price is comprised of an initial payment of $25.0 million, milestone payments for relevant accomplishments through and including FDA approval of the product of up to $25.0 million, and royalties over the first ten years of the related license agreement. We deposited $2.5 million of the initial payment in escrow to cover certain contingencies over the period of the agreement. The escrow period expired in April 2007 and the full balance was distributed to the seller. We used both cash on hand and short term borrowings on our January 20, 2005, senior credit facility to make the initial payment.
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
Operating results of BioControl and Cytrix were not material and therefore pro forma financial information is not included.
Ovion Inc.
On July 7, 2005, we acquired Ovion Inc. (Ovion), a development stage company focused on the design of a minimally invasive permanent birth control device for women. The former Ovion shareholders received initial cash consideration of $9.8 million, after certain adjustments made at closing regarding the payment of outstanding liabilities of Ovion at the time of closing. We deposited $1.0 million of this initial consideration in escrow to be held for 12 months after closing of the merger to cover certain contingencies, and the balance is to be distributed to former Ovion shareholders. In the fourth quarter of 2006, $0.4 million of this escrow was distributed. The remaining balance is still held in escrow pending resolution of certain contingencies and reimbursement of certain expenses. We also incurred $0.9 million of acquisition related costs in 2005. We used cash on hand to make these initial payments, net of acquired cash at closing of $0.3 million.
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

The purchase price, including earned contingent payments, is currently allocated as follows:

(in thousands)	Amount

In-process research and development (including $0.7 million in acquisition costs)	$13,554
Intangible royalty agreement (including $0.2 million in acquisition costs)	2,970
Liabilities assumed, net of tangible assets acquired	(732)
Deferred tax liability on assets acquired	(385)

Initial purchase price, net of cash acquired through March 31, 2007	$15,407

The purchase price allocation was made on a relative fair value basis with no amounts allocated to goodwill in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, and was based on our forecasted cash inflows and outflows, using an excess earnings method to calculate the fair value of assets purchased. We are responsible for these estimated values, and considered other factors including an independent valuation of our assumptions. The accounting for future contingent payments will also be allocated to in-process research and development and the intangible royalty agreement on a relative fair value basis. Amounts allocated to the intangible royalty agreement will not exceed that amount which would generate an impairment charge. The royalty agreement is being amortized over the life of the agreement, which was 8.25 years at the time of acquisition, with this expense reflected as part of the amortization of intangibles line on the Consolidated Statement of Operations. The acquired in-process research and development of $13.6 million was expensed with no related income tax benefit. Liabilities assumed, net of tangible assets acquired, were stated at fair value at the date of acquisition based on management’s assessment.
As Ovion was a development-stage company with no revenues reported as of the acquisition date, pro forma financial information is not included.
TherMatrx, Inc.
On July 15, 2004, we acquired TherMatrx, Inc. (TherMatrx) and the former shareholders of TherMatrx were paid cash consideration of $40.0 million. We used cash on hand to make the initial payment and the $1.5 million of acquisition related costs. In addition to the initial closing payment, we were required to make contingent payments based on the net product revenues attributable to sales of the TherMatrx® dose optimized thermotherapy product. These contingent payments equaled four times the aggregate sales of products over the period which began on July 5, 2004 and ended on December 31, 2005, minus $40.0 million cash consideration paid on July 5, 2004. These contingent payments have been accounted for as goodwill. Since the time of acquisition, earnout payments of $97.2 million have been paid, including $0.8 million paid during the first quarter of 2007 in final settlement of the TherMatrx shareholder representative’s audit of the contingent payments. This additional payment was recorded as an increase to the purchase price with a corresponding adjustment to goodwill. As of March 31, 2007, all contingent payments have been paid and there are no remaining contingent payments under the TherMatrx purchase agreement.
The primary purpose of the TherMatrx acquisition was to gain access to their product for the treatment of non-obstructive benign prostatic hyperplasia (BPH). The primary advantage of the TherMatrx treatment over other BPH treatments is the comfort level for the patient and its appropriateness for the office setting.
The purchase price, including earnout payments accrued, was allocated as follows:

(in thousands)	Amount

Developed technology and other intangible assets	$26,000
Customer relationships	5,000
In-process research and development	35,000
Tangible assets acquired, net of liabilities assumed	5,721
Deferred tax liability on assets acquired	(7,190)
Goodwill	69,722

Purchase price, including earned contingent payments, net of cash acquired	$134,253

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
Our consolidated financial statements for the quarters ended March 31, 2007 and April 1, 2006 include the financial results of the combined companies for the full periods.
NOTE 3. Discontinued Operations and Sale of Aesthetics Business
In conjunction with our acquisition of Laserscope in July 2006 (see Note 2, Acquisitions), we committed to a plan to divest Laserscope’s aesthetics business. The aesthetics business provides medical laser-based solutions for cosmetic treatments, and we determined that the aesthetics business does not fit into our strategy to focus on developing, manufacturing and marketing medical devices that restore pelvic health.
On January 16, 2007, we sold Laserscope’s aesthetics business to Iridex Corporation (Iridex) for a sale price consisting of $26.0 million of cash consideration and $2.0 million of Iridex stock (subject to certain post-closing adjustments), and up to an additional $9.0 million as determined by the book value of certain inventory following termination of a manufacturing transition period of approximately six to nine months. The terms of the sale include an obligation on our part to indemnify the buyer against certain potential liabilities, including for breaches of representations and warranties we made in the asset purchase agreement, for a period of twelve months.
In accordance with Statement of Financial Accounting Standards No. 144, SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of the aesthetics business have been reported as discontinued operations for the period during the quarter prior to the sale, which occurred on January 16, 2007. Prior to the disposal, the assets and liabilities of this business were recorded at estimated fair value less cost to sell, net of taxes, and are presented as held for sale in our consolidated balance sheet as of December 30, 2006.
The following table represents the results of discontinued operations for the period from December 31, 2006 to January 16, 2007:

Period from
December 31, 2006
(in thousands)	to January 16, 2007

Net sales	$515

Loss from discontinued operations before income taxes	(1,075)
Income tax benefit	384

Loss from discontinued operations, net of taxes	$(691)

Since the aesthetics business was acquired as part of the Laserscope transaction, the loss from discontinued operations, net of tax, is a reduction to goodwill in the purchase price allocation.
In accordance with Emerging Issues Task Force (EITF) Abstract No. 87-24, Allocation of Interest to Discontinued Operations, interest on our debt that is required to be repaid as a result of the disposal transaction has been allocated to discontinued operations. During the quarter ended March 31, 2007, we were required to repay $15.5 million under our Credit Facility due to the disposal transaction. Our results of discontinued operations include interest expense and financing charges of $0.5 million for the three months ended March 31, 2007. This amount includes an adjustment of $0.4 million to reflect extinguishment of a proportionate share of the debt discount and debt issuance costs. Additional debt repayments are anticipated once certain contingencies related to the aesthetics transaction are resolved.
During the quarter ended March 31, 2007, we recorded a receivable of $9.7 million related to the disposal of the aesthetics business to reflect additional anticipated consideration from the transaction with Iridex, which remains subject to the resolution of certain post-closing adjustments. Failure to collect on this receivable balance would result in an adjustment to goodwill, as a post-closing purchase accounting adjustment. The carrying value of assets and liabilities of discontinued operations held for sale of the aesthetics business as of December 30, 2006 was $13.2 million, consisting of assets of $23.8 million, primarily in accounts receivable, inventory, and capital assets, offset by current liabilities of $10.6 million. The estimated fair value of the aesthetics business as of December 30, 2006 was determined to be $35.5 million based on the actual sales price, less an $8.9 million income tax liability on the sale, for a net realizable value of $26.6 million.

In conjunction with the sale of the aesthetics business, we entered into a supply agreement with Iridex whereby we agreed to manufacture and supply to Iridex certain aesthetics devices during a transition period not to exceed nine months. During the initial six months of this agreement, Iridex will reimburse us for our cost to produce the products. After the initial six months, Iridex will reimburse us at our cost plus a markup of 20 percent. Iridex may terminate this agreement at any time upon 90 days written notice. Other current assets as of March 31, 2007 include a receivable from Iridex under this supply agreement of $2.8 million. Failure to collect on this receivable balance would result in a charge to operating income in future periods. In addition, we also entered into an agreement with Iridex to provide administrative services at no charge during a transition period of 60 days. Pursuant EITF No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations, we presented the results of operations of the aesthetics business as discontinued operations because we believe that the cash flows under these agreements will not be significant and we will have no significant continuing involvement in the operations of the aesthetics business.
These receivable balances from Iridex are unsecured. Iridex issued its financial statements and audit opinion for the fiscal year ended December 31, 2006, filed with its Annual Report on Form 10-K on March 30, 2007, which included a going concern qualification received from its independent auditors.
NOTE 4. Stock-Based Compensation
At March 31, 2007 we have one active stock-based employee compensation plan under which new awards may be granted. Awards may include incentive stock options, non-qualified option grants or restricted stock. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized in the periods after adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
The following table presents a summary of the share-based compensation expense recognized for our stock-based compensation plans:

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2007	April 1, 2006

Stock-option awards	$1,518	$2,525
Restricted stock awards	1,288	3
Employee stock purchase plan	230	69

Total share-based compensation expense	$3,036	$2,597

This stock-based compensation expense was recorded in our Consolidated Statements of Operations as follows:

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2007	April 1, 2006

Cost of sales	$664	$45
Marketing and selling	1,148	874
Research and development	787	500
General and administrative	437	1,178

Stock-based compensation expense	$3,036	$2,597

Compensation cost capitalized as part of inventory for the three months ended March 31, 2007 and April 1, 2006 was $0.1 million and $0.1 million, respectively. The total income tax benefit recognized in our statement of operations for share-based compensation arrangements was $0.7 million for each of the quarters ended March 31, 2007 and April 1, 2006, respectively.
SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Excess tax benefits of $0.1 million and $0.3 million were classified as financing cash inflows for the three-month periods ended March 31, 2007 and April 1, 2006, respectively.
Our 2005 Stock Incentive Plan (2005 Plan), which replaced our 2000 Equity Incentive Plan (2000 Plan), permits the grant of share options and shares to our employees, consultants and directors of up to 6,600,000 shares of common stock, plus the number of shares under our 2000 Plan as of May 5, 2005 subject to outstanding option adjustments. We have 3,907,012 shares available for future grants under our 2005 Plan.

Options granted under the plans generally become exercisable for twenty-five percent of the shares on the first anniversary date of the grant and 6.25 percent at the end of each quarter thereafter. Options are granted with an exercise price equal to the fair market value of the common stock on the date of the grant.
Options granted under our 2000 Plan generally have a stated expiration, if not exercised or earlier terminated, ten years after the date of grant. Options granted under our 2005 Plan generally have a stated expiration, if not exercised or earlier terminated, seven years after the date of grant. No modifications were made to outstanding stock options granted prior to our adoption of SFAS 123(R).
Activity under our 2000 and 2005 plans for the three months ended March 31, 2007 was as follows:

		Weighted average
	Options	exercise price
	outstanding	per share

Balance at December 30, 2006	7,255,574	$14.25
Granted	630,000	20.32
Exercised	(498,342)	14.64
Cancelled or expired	(131,919)	19.10

Balance at March 31, 2007	7,255,313	$14.67

An aggregate of 4,250,908 stock options were exercisable at March 31, 2007. Exercise prices and weighted average remaining contractual life for options outstanding as of March 31, 2007, excluding estimated forfeitures, are summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Range of exercise prices	of shares	contractual life	price	of shares	price

$0.83 — $8.68	1,838,628	4.2 years	$5.56	1,830,787	$5.54
$10.15 — $17.36	1,916,299	6.4 years	14.11	1,310,688	13.25
$17.82 — $19.72	1,915,535	6.4 years	18.96	754,242	19.21
$19.95 — $21.68	1,584,851	6.4 years	20.71	355,191	20.83

Total	7,255,313	5.9 years	$14.67	4,250,908	$11.62

The total intrinsic value of options exercised during the three months ended March 31, 2007 and April 1, 2006 was $2.7 million and $2.8 million, respectively. The total intrinsic value of options outstanding and options exercisable at March 31, 2007 was $47.3 million and $40.6 million, respectively. The total intrinsic value at March 31, 2007 is based on our closing stock price on the last trading day of the quarter for in-the-money options. The weighted-average remaining contractual term of options exercisable at March 31, 2007 was 5.4 years.
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

	Three Months Ended
	March 31, 2007	April 1, 2006

Fair value of options granted	$7.43	$8.03
Risk free interest rate	4.76%	4.54%
Expected dividend rate	—	—
Stock price volatility	33.44%	35.52%
Expected life of option	4.7 years	4.7 years

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
As of March 31, 2007, we had $24.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during the three month periods ended March 31, 2007 and April 1, 2006 were $3.1 million and $2.7 million, respectively.
During the quarter ended March 31, 2007, stock options were exercised to acquire 498,342 shares. Cash received upon exercise was $7.3 million. The tax benefit realized upon exercise was $0.8 million. Shares purchased under the employee stock purchase plan were 28,816 during the quarter.
Restricted Stock
Restricted stock awards are granted to employees under the 2005 Stock Incentive Plan upon hire or based on performance criteria established by management. Restricted stock awards are independent of stock option awards and are subject to forfeiture if employment terminates prior to the release of the restrictions. We grant restricted stock which generally vests over either a three or four year period. During the vesting period, ownership of the shares cannot be transferred. Restricted stock is considered issued and outstanding at the grant date and has the same dividend and voting rights as other common stock. We recognize compensation expense for the fair value of the restricted stock grants issued based on the closing stock price on the date of grant. The plan does not designate the specific number of shares available for restricted stock grants, as these are issued from the full pool of shares available under the 2005 Stock Incentive Plan. The option pool is reduced by two shares for each restricted share granted.
The following table summarizes restricted stock activity during the three months ended March 31, 2007:

	Unvested Shares	Weighted average
	outstanding	grant price

Balance at December 30, 2006	120,526	$18.49
Granted	125,263	19.34
Vested	(45,150)	19.07
Cancelled	(7,968)	18.74

Balance at March 31, 2007	192,671	$18.89

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (ESPP) which allows employees to elect, in advance of each calendar quarter, to contribute up to 10 percent of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85 percent of the fair market value on the first or last day of each quarter. Compensation expense recognized on shares issued under our ESPP is based on the value to the employee of the 15 percent discount applied to the stock price. The number of shares reserved under the plan, as amended, is 1,000,000 common shares. Shares issued under the plan through March 31, 2007 total 636,246, with a balance available to be issued of 363,754.

NOTE 5. Earnings per Share
The following table presents information necessary to calculate basic and diluted net income from continuing operations per common share and common share equivalents.

	Three Months Ended
(in thousands, except per share data)	March 31, 2007	April 1, 2006
Net income from continuing operations	$4,383	$11,472

Weighted-average shares outstanding for basic net income per share	71,775	69,679
Dilutive effect of stock options and restricted shares	1,688	2,361
Dilutive effect of Convertible Notes	874	—

Adjusted weighted-average shares outstanding for diluted net income per share	74,337	72,040

Net income per share
Basic net earnings from continuing operations	$0.06	$0.16
Diluted net earnings from continuing operations	$0.06	$0.16
During the first fiscal quarters of 2007 and 2006, there were 3,362,809 and 2,741,671 weighted shares outstanding, respectively, which were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive.
NOTE 6. Inventories
Inventories consist of the following as of March 31, 2007 and December 30, 2006:

(in thousands)	March 31, 2007	December 30, 2006

Raw materials	$20,207	$13,321
Work in process	9,363	10,878
Finished goods	15,097	16,279
Obsolescence reserve	(2,650)	(2,504)

Net inventories	$42,017	$37,974

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
Changes in the warranty balance during the first three months of fiscal 2007 and 2006 are listed below:

	Three Months Ended
(in thousands)	March 31, 2007	April 1, 2006

Balance, beginning of period	$2,715	$1,618
Provisions for warranty	873	161
Claims processed	(689)	(82)

Balance, end of period	$2,899	$1,697

NOTE 8. Comprehensive Income
Comprehensive income is net income adjusted for the impact of foreign currency translation. Comprehensive income for the three month period in fiscal 2007 and 2006 was:

	Three Months Ended
(in thousands)	March 31, 2007	April 1, 2006

Net income	$3,692	$11,472
Foreign currency translation gain (loss), net of taxes	628	(279)

Comprehensive income	$4,320	$11,193

NOTE 9. Industry Segment Information and Foreign Operations
Since our inception, we have operated in the single industry segment of developing, manufacturing, and marketing medical devices. In conjunction with the Laserscope acquisition in July 2006, we committed to a plan to divest the aesthetics business of Laserscope, and we completed the sale in the first quarter of 2007 (see Note 3, Discontinued Operations and Sale of Aesthetics Business). We have presented the operations of this business as discontinued operations for the quarter ended March 31, 2007. As such, the following data excludes the results of the aesthetics business for all periods presented.
We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia and South America, who then sell the products to medical institutions. No customer or distributor accounted for five percent or more of net sales during the three month periods ended March 31, 2007 or April 1, 2006. Foreign subsidiary sales are predominantly to customers in Western Europe, Canada, Australia and Brazil and our foreign subsidiary assets are located in the same countries.
The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

	Three Months Ended
(in thousands)	March 31, 2007	April 1, 2006

United States
Net sales	$78,940	$56,999
Long-lived assets	875,159	218,485

International
Net sales	29,445	16,625
Long-lived assets	16,310	14,463
NOTE 10. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three month period ending March 31, 2007 were:

Three Months Ended
(in thousands)	March 31, 2007

Goodwill, beginning of the period	$677,053
Additions and adjustments	1,114
Effect of currency translation	215

Goodwill, end of the period	$678,382

The following table provides additional information concerning intangible assets:

	March 31, 2007			December 30, 2006
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	value	amount	amortization	value
Developed and core technology	$137,568	$(31,184)	$106,384	$137,553	$(26,919)	$110,634
Other intangibles
Amortized
Patents	10,213	(8,807)	1,406	10,127	(8,761)	1,366
Licenses	8,962	(5,652)	3,310	8,962	(5,453)	3,509
Royalty agreement	2,970	(481)	2,489	2,970	(385)	2,585
Trademarks	2,208	(556)	1,652	—	—	—

Total amortized other intangible assets	24,353	(15,496)	8,857	22,059	(14,599)	7,460

Unamortized
Trademarks	40,800	—	40,800	42,562	—	42,562

Total other intangibles	65,153	(15,496)	49,657	64,621	(14,599)	50,022

Total intangible assets	$202,721	$(46,680)	$156,041	$202,174	$(41,518)	$160,656

	Three Months Ended
(in thousands)	March 31, 2007	April 1, 2006
Amortization expense	$4,704	$1,841
The estimated amortization expense for currently-owned intangibles, as presented above, for the years 2007 through 2011 is $18.1 million, $17.1 million, $16.9 million, $16.2 million and $15.4 million, respectively.
NOTE 11. Debt
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
The Credit Facility provides for a $430 million six-year senior secured credit facility which consists of (i) a term loan facility in an aggregate principal amount of $365 million and (ii) a revolving credit facility in an aggregate principal amount of up to $65 million. The revolving credit facility has a $5 million sublimit for the issuance of standby and commercial letters of credit and a $5 million sublimit for swing line loans. Funds under the Credit Facility were used to fund a portion of the purchase price for the acquisition of Laserscope, and pay fees and expenses related to the Credit Facility and the acquisition of Laserscope. The revolving credit facility is available to fund ongoing working capital needs of AMS, including future capital expenditures and permitted acquisitions. As of March 31, 2007, there were $342.7 million of term loans outstanding under the Credit Facility.
In addition to initial Credit Facilities fees and reimbursement of Administrative Agent expenses, we are obligated to pay (i) a fee based on the total revolving commitments, and (ii) a fee based on the maximum amount available to be drawn under the letters of credit issued under the Credit Facility, each of which is payable quarterly in arrears to the Administrative Agent for the ratable benefit of each Lender. At our option, any loan under the Credit Facility (other than swing line loans) bears interest at a variable rate based on LIBOR or an alternative variable rate based on the greater of the prime rate as quoted in The Wall Street Journal as the prime rate (Prime Rate) or the federal funds effective rate plus 0.5 of 1.0 percent (Federal Funds Rate) plus an applicable margin. The applicable margin for term loans based on LIBOR is 2.25 percent per annum, while the applicable margin for term loans based on the Prime Rate or the Federal Funds Rate is 1.25 percent per annum. As of March 31, 2007 all debt under the Credit Facility had a variable interest rate based on the LIBOR index.

The applicable margin for loans under the revolving credit facility is determined by reference to our total leverage ratio, as defined in the Credit Facility. Interest is payable (a) quarterly in arrears for loans based on the Prime Rate or the Federal Funds Rate and (b) on the earlier of the last day of the respective interest period, or quarterly for loans based on LIBOR. There was no activity under the revolving credit facility during the quarter.
The term loan will amortize 1.0 percent of the current principal balance in each of the first five years from the closing date and the remaining 95 percent will amortize in the final year of the term loan. All amortization payments are due and payable on a quarterly basis. In addition, mandatory prepayments are due under the credit facility equal to (i) 75 percent of Excess Cash Flow (defined generally as net income, plus depreciation and amortization and other non-cash charges including IPR&D, plus decreases or minus increases in working capital, minus capital expenditures (to the extent not financed) and amortization payments with respect to the term loan, and any other indebtedness permitted under the loan documents) with a step-down of 50 percent of Excess Cash Flow when the Total Leverage Ratio is less than 4.00 to 1.00, (ii) 100 percent of the net proceeds of any asset sale (subject to a limited reinvestment option and a $2.5 million exception), (iii) 100 percent of the net proceeds of any debt (including convertible securities) or preferred stock issuance, and (iv) 50 percent of the net proceeds of any other equity issuance. Amounts due under the Credit Facility may also be voluntarily prepaid without premium or penalty. Amortization and other prepayments of $21.4 million were made during the quarter, of which $15.5 million were prepayments related to the disposal of the aesthetics business.
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
Fees of $10.5 million are classified as debt discount and are being accreted to interest expense using the effective interest method over a six year period. Additional debt issuance costs of approximately $1.8 million are recorded as other long term assets and are being amortized over six years using the straight-line method. Upon payment of the prepayments described above, a pro rata portion, $0.6 million, of the related fees and debt issuance costs were immediately charged to financing charges in the quarter ending March 31, 2007, of which $0.4 million related to the sale of the aesthetics business and were charged to discontinued operations.
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
Our Convertible Notes are convertible under the following circumstances for cash and shares of our common stock, if any, at a conversion rate of 51.5318 shares of our common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $19.406 per share), subject to adjustment: (1) when, during any fiscal quarter, the last reported sale price of our common stock is greater than 130% of the conversion price for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding fiscal quarter; (2) during the five trading days immediately after any five consecutive trading-day period in which the trading price of a Convertible Note for each day of that period was less than 98% of the product of the closing price of our common stock and the applicable conversion rate; (3) if specified distributions to holders of our common stock occur; (4) if we call the Convertible Notes for redemption; (5) if a designated event occurs; or (6) during the 60 days prior to, but excluding, any scheduled repurchase date or maturity date. Upon conversion, we would be required to satisfy up to 100 percent of the principal amount of the Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock. If a holder elects to convert its Convertible Notes in connection with a designated event that occurs prior to July 1, 2013, we will pay, to the extent described in the Indenture, a make whole premium by increasing the conversion rate applicable to such Convertible Notes. All of the above conversion rights will be subject to certain limitations imposed by our Credit Facility, which we closed on July 20, 2006.
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
The following supplemental condensed consolidating financial information presents the balance sheet as of March 31, 2007 and December 30, 2006, and the statements of operations and cash flows for each of the three month periods ended March 31, 2007 and April 1, 2006, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group. In the condensed consolidating financial statements, we and the Guarantor Subsidiaries account for investment in wholly-owned subsidiaries using the equity method.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended March 31, 2007
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$99,276	$22,612	$(13,503)	$108,385

Cost of sales	—	25,202	14,030	(12,877)	26,355

Gross profit	—	74,074	8,582	(626)	82,030

Operating expenses
Marketing and selling	—	31,447	7,983	—	39,430
Research and development	—	11,150	—	—	11,150
General and administrative	—	10,950	39	—	10,989
Integration costs	—	1,011	—	—	1,011
Amortization of intangibles	—	3,834	870	—	4,704

Total operating expenses	—	58,392	8,892	—	67,284

Operating income (loss)	—	15,682	(310)	(626)	14,746

Other (expense) income
Royalty income	—	679	—	—	679
Interest income	—	326	10	—	336
Interest expense	(3,022)	(6,464)	(147)	—	(9,633)
Financing charge	(103)	(679)	—	—	(782)
Other income (expense)	—	1,714	(83)	(8)	1,623

Total other (expense) income	(3,125)	(4,424)	(220)	(8)	(7,777)

(Loss) income from continuing operations before income taxes	(3,125)	11,258	(530)	(634)	6,969

Provision for income taxes	(1,159)	4,177	(197)	(235)	2,586

Net (loss) income from continuing operations	(1,966)	7,081	(333)	(399)	4,383

Loss from discontinued operations, net of tax	—	(691)	—	—	(691)
Equity in earnings (loss) of subsidiary	6,057	(333)	—	(5,724)	—

Net income (loss)	$4,091	$6,057	$(333)	$(6,123)	$3,692

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended April 1, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$68,751	$14,477	$(9,604)	$73,624

Cost of sales	—	11,978	8,919	(9,167)	11,730

Gross profit	—	56,773	5,558	(437)	61,894

Operating expenses
Marketing and selling	—	22,474	5,340	—	27,814
Research and development	—	7,782	—	—	7,782
General and administrative	—	6,493	1	—	6,494
Amortization of intangibles	—	876	965	—	1,841

Total operating expenses	—	37,625	6,306	—	43,931

Operating income	—	19,148	(748)	(437)	17,963

Other income (expense)
Royalty income	—	453	—	—	453
Interest income	—	453	10	(141)	322
Interest expense	—	(96)	(141)	141	(96)
Other income (expense)	—	(66)	(34)	(46)	(146)

Total other income (expense)	—	744	(165)	(46)	533

Income before income taxes	—	19,892	(913)	(483)	18,496

Provision for income taxes	—	7,554	(347)	(183)	7,024
Equity in earnings of subsidiary	11,772	(566)	—	(11,206)	—

Net income	$11,772	$11,772	$(566)	$(11,506)	$11,472

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of March 31, 2007
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Current assets
Cash and cash equivalents	$1,350	$29,023	$7,326	$—	$37,699
Short term investments	—	292	209	—	501
Accounts receivable, net	618,561	65,435	32,447	(618,386)	98,057
Inventories, net	—	40,874	5,945	(4,802)	42,017
Deferred income taxes	—	10,608	457	—	11,065
Other current assets	6,125	9,236	2,608	318	18,287

Total current assets	626,036	155,468	48,992	(622,870)	207,626

Property, plant and equipment, net	—	51,603	950	—	52,553
Goodwill	—	593,974	84,929	(521)	678,382
Developed and core technology, net	—	83,181	23,203	—	106,384
Other intangibles, net	—	71,267	1,890	(23,500)	49,657
Investment in subsidiaries	65,578	14,580	—	(80,158)	—
Investment in technology and other assets	—	1,428	154	—	1,582
Other long-term assets, net	1,384	1,527	—	—	2,911

Total assets	$692,998	$973,028	$160,118	$(727,049)	$1,099,095

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23,281	$506,158	$110,812	$(624,826)	$15,425
Accrued compensation expenses	—	11,519	558	—	12,077
Accrued warranty expense	—	2,946	(47)	—	2,899
Income taxes payable	—	7,517	139	—	7,656
Other accrued expenses	3,003	27,166	2,820	—	32,989

Total current liabilities	26,284	555,306	114,282	(624,826)	71,046

Non-current liabilities
Long-term debt	362,823	330,513	—	—	693,336
Intercompany loans payable	—	(1,175)	23,240	(22,065)	—
Deferred income taxes	—	14,898	8,016	—	22,914
Long-term income taxes payable	—	4,848	—	—	4,848
Long-term employee benefit obligations	—	3,060	—	—	3,060

Total non-current liabilities	362,823	352,144	31,256	(22,065)	724,158

Total liabilities	389,107	907,450	145,538	(646,891)	795,204

Stockholders’ equity
Common stock	720	—	9	(9)	720
Additional paid-in capital	271,790	3,893	67,332	(71,225)	271,790
Accumulated other comprehensive income	4,783	396	4,751	(5,147)	4,783
Retained earnings (deficit)	26,598	61,289	(57,512)	(3,777)	26,598

Total stockholders’ equity	303,891	65,578	14,580	(80,158)	303,891

Total liabilities and stockholders’ equity	$692,998	$973,028	$160,118	$(727,049)	$1,099,095

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of December 30, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$1,138	$22,905	$5,008	$—	$29,051
Short term investments	—	274	216	—	490
Accounts receivable, net	606,821	71,346	20,520	(606,749)	91,938
Inventories, net	—	36,472	5,592	(4,090)	37,974
Deferred income taxes	—	10,608	457	—	11,065
Other current assets	4,965	14,544	2,220	(157)	21,572
Assets of discontinued operations	—	46,078	—	—	46,078

Total current assets	612,924	202,227	34,013	(610,996)	238,168

Property, plant and equipment, net	—	46,454	581	—	47,035
Goodwill	—	593,641	83,933	(521)	677,053
Developed and core technology, net	—	86,601	24,033	—	110,634
Other intangibles, net	—	71,591	1,931	(23,500)	50,022
Deferred income taxes	—	—	1,804	(1,804)	—
Investment in subsidiaries	59,073	14,449	—	(73,522)	—
Investment in technology and other assets	—	987	161	—	1,148
Other long-term assets, net	1,329	1,702	—	—	3,031

Total assets	$673,326	$1,017,652	$146,456	$(710,343)	$1,127,091

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23,259	$508,468	$96,553	$(612,850)	$15,430
Accrued compensation expenses	—	15,433	1,586	—	17,019
Accrued warranty expense	—	2,715	—	—	2,715
Income taxes payable	—	—	240	(240)	—
Other accrued expenses	6,175	39,835	1,881	—	47,891
Liabilities of discontinued operations	—	19,478	—	—	19,478

Total current liabilities	29,434	585,929	100,260	(613,090)	102,533

Non-current liabilities
Long term debt	362,730	350,726	—	—	713,456
Intercompany loans payable	—	—	21,927	(21,927)	—
Deferred income taxes	—	14,280	9,820	(1,804)	22,296
Long-term income taxes payable	—	4,584	—	—	4,584
Long-term employee benefit obligations	—	3,060	—	—	3,060

Total non-current liabilities	362,730	372,650	31,747	(23,731)	743,396

Total liabilities	392,164	958,579	132,007	(636,821)	845,929

Stockholders’ equity
Common stock	711	—	9	(9)	711
Additional paid-in capital	253,127	3,431	67,332	(70,763)	253,127
Accumulated other comprehensive income	4,155	146	4,287	(4,433)	4,155
Retained earnings (deficit)	23,169	55,496	(57,179)	1,683	23,169

Total stockholders’ equity	281,162	59,073	14,449	(73,522)	281,162

Total liabilities and stockholders’ equity	$673,326	$1,017,652	$146,456	$(710,343)	$1,127,091

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Three Months Ended March 31, 2007
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities	$(7,661)	$12,629	$3,462	$—	$8,430

Cash flows from investing activities
Purchase of property, plant and equipment	—	(6,015)	(444)	—	(6,459)
Purchase of business, net of cash acquired	—	—	(781)	—	(781)
Disposal of business	—	21,675	—	—	21,675
Purchase of other intangibles	—	(85)	—	—	(85)
Purchase of short-term investments	—	(18)	—	—	(18)
Sale of short-term investments	—	—	10	—	10

Net cash provided by (used in) investing activities	—	15,557	(1,215)	—	14,342

Cash flows from financing activities
Issuance of common stock	7,740	—	—	—	7,740
Excess tax benefit from exercise of stock options	133	—	—	—	133
Payments on long-term debt	—	(21,377)	—	—	(21,377)

Net cash provided by (used in) financing activities	7,873	(21,377)	—	—	(13,504)

Cash used in discontinued operations
Operating activities	—	(691)	—	—	(691)

Net cash used in discontinued operations	—	(691)	—	—	(691)

Effect of exchange rates on cash	—	—	71	—	71

Net increase (decrease) in cash and cash equivalents	212	6,118	2,318	—	8,648

Cash and cash equivalents at beginning of period	1,138	22,905	5,008	—	29,051

Cash and cash equivalents at end of period	$1,350	$29,023	$7,326	$—	$37,699

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Three Months Ended April 1, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities	$(685)	$21,415	$160	$—	$20,890

Cash flows from investing activities
Purchase of property, plant and equipment	—	(3,392)	(27)	—	(3,419)
Purchase of business, net of cash acquired	—	(23,986)	—	—	(23,986)
Purchase of short-term investments	—	(100)	—	—	(100)
Sale of short-term investments	—	—	14	—	14

Net cash used in investing activities	—	(27,478)	(13)	—	(27,491)

Cash flows from financing activities
Issuance of common stock	2,285	—	—	—	2,285
Excess tax benefit from exercise of stock options	279	—	—	—	279

Net cash provided by financing activities	2,564	—	—	—	2,564

Effect of exchange rates on cash	—	—	(47)	—	(47)

Net increase (decrease) in cash and cash equivalents	1,879	(6,063)	100	—	(4,084)

Cash and cash equivalents at beginning of period	1,567	21,751	7,567	—	30,885

Cash and cash equivalents at end of period	$3,446	$15,688	$7,667	$—	$26,801

NOTE 12. Income Taxes
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and increased disclosures.
We adopted the provisions of FIN 48 on fiscal year beginning December 31, 2006. As a result of the implementation of FIN 48, we recognized a $2.1 million increase in the liability for unrecognized tax benefits. This increase in liability resulted in a decrease to our beginning retained earnings balance by $0.3 million. The amount of the gross unrecognized tax benefits (excluding interest) at December 31, 2006 is $7.3 million ($7.0 million net of federal tax benefit on state issues including tax effected interest) of which $3.7 million would impact our effective tax rate, if recognized. The residual of $3.3 million would be credited to goodwill and or deferred tax assets if recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. As of December 31, 2006, we had recorded a liability of approximately $0.2 million for the payment of interest and penalties.
We have no federal income tax audits underway at the current time. Our federal returns are subject to examination for 2003 and subsequent years.
State income tax returns are generally subject to examination for a period of three to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.
It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a significant impact on our results of operations or financial position.
NOTE 13. Other Contingencies
On March 15, 2006, we received a demand for arbitration by Robert A. Knarr, as shareholder representative, on behalf of the former shareholders of Cryogen, Inc. On December 30, 2002, we acquired Cryogen, Inc. pursuant to the Agreement and Plan of Merger, dated as of December 13, 2002, as amended, among our wholly-owned subsidiary, American Medical Systems, Inc., Cryogen and Robert A. Knarr, as shareholders’ representative. The arbitration demand alleges that we breached the merger agreement by, among other things, failing to use commercially reasonable efforts to promote, market and sell the Her Option® System and by acting in bad faith and thereby negatively impacting the former Cryogen shareholders’ right to an earnout payment under the merger agreement. The arbitration demand requests damages of the $110.0 million maximum earnout payment under the merger agreement. We believe Mr. Knarr’s claim is completely without merit, and we responded to the arbitration demand on March 30, 2006. On April 28, 2006, we filed a complaint in U.S. District Court for the District of Minnesota naming Mr. Knarr, certain former officers, directors and employees of Cryogen and JHK Investments LLC, a former Cryogen shareholder, as defendants, alleging that such defendants committed fraud and made negligent misrepresentations in connection with the sale of Cryogen, primarily related to reimbursement of the Her Option System, at the time of the acquisition. The parties have agreed to resolve both matters through a single arbitration. We are currently engaged in discovery. We have not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements not of historical fact may be considered forward-looking statements. Written words such as “may,” “expect,” “believe,” “anticipate,” or “estimate,” or other variations of these or similar words, identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements as a result of many factors, including, but not limited to, those included on our Form 10-K, Part I, Item 1A for the year ended December 30, 2006, as updated by Item 1A of this report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues, and expenses and (2) the related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates, including but not limited to, those related to accounts receivable and sales return obligations, inventories, long-lived assets, warranty, legal contingencies, valuation of share-based payments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The critical accounting policies that are most important in fully understanding and evaluating the financial condition and results of operations are discussed in our Form 10-K for the year ended December 30, 2006.
Overview
We are the world leader in developing and delivering innovative solutions to physicians treating men’s and women’s pelvic health conditions. Since becoming an independent company in 1998, we have built a business that delivers consistent revenue and earnings growth, fueled by a robust pipeline of innovative products for significant, under-penetrated markets. Over the past seven years we have diversified our product portfolio, building on our traditional base of products for erectile restoration, men’s incontinence and urethral strictures, to include products and therapies targeted at benign prostatic hyperplasia (BPH) and urinary stones in men as well as urinary and fecal incontinence, pelvic organ prolapse and menorrhagia in women. We estimate these conditions affect over 320 million people in our global markets. Approximately 70 million of these men and women have conditions sufficiently severe so as to profoundly diminish their quality of life and significantly impact their relationships. Our product development and acquisition strategies have focused on expanding our product offering for surgical and office-based solutions and on adding less-invasive solutions for surgeons and their patients. Our primary physician customers include urologists, gynecologists, urogynecologists and colorectal surgeons.
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
The primary purpose of the Laserscope acquisition was to gain access to Laserscope’s line of medical laser systems and related energy delivery devices for the outpatient surgical centers, hospital markets and, potentially, physician offices. Laserscope’s products are used in the minimally invasive surgical treatment of obstructive benign prostatic hyperplasia (BPH) and urinary stones.
The total acquisition price for Laserscope shares and options was $718.0 million, in addition to transaction costs of approximately $18.7 million and restructuring costs of approximately $7.5 million. The total purchase price, net of acquired cash on hand at closing of $20.1 million and the loss to date on discontinued operations of the aesthetics business of $6.1 million, was $718.0 million. This purchase price does not include an additional $31.9 million in debt financing costs, which were incurred to finance the Laserscope acquisition. This transaction is more fully described in the Notes to Consolidated Financial Statements — No. 2, Acquisitions.
Results of Operations
The following table compares net sales by product line and geography for the three month periods of fiscal 2007 and 2006.

	Three Months Ended
(in thousands)	March 31, 2007	April 1, 2006	$ Increase	% Increase

Sales
Product Line
Men’s health	$73,671	$44,658	$29,013	65.0%
Women’s health	34,714	28,966	5,748	19.8%

Total	$108,385	$73,624	$34,761	47.2%

Geography
United States	$78,940	$56,999	$21,941	38.5%
International	29,445	16,625	12,820	77.1%

Total	$108,385	$73,624	$34,761	47.2%

	Three Months Ended
	March 31, 2007	April 1, 2006

Percent of total sales
Product Line
Men’s health	68.0%	60.7%
Women’s health	32.0%	39.3%

Total	100.0%	100.0%

Geography
United States	72.8%	77.4%
International	27.2%	22.6%

Total	100.0%	100.0%

The following table compares revenue, expense, and other income (expense) for the three months ended March 31, 2007 and April 1, 2006:

	Three Months Ended		$ Increase	% Increase
(in thousands)	March 31, 2007	April 1, 2006	(Decrease)	(Decrease)

Net sales	$108,385	$73,624	$34,761	47.2%
Cost of sales	26,355	11,730	14,625	124.7%

Gross profit	82,030	61,894	20,136	32.5%

Operating expenses
Marketing and selling	39,430	27,814	11,616	41.8%
Research and development	11,150	7,782	3,368	43.3%
General and administrative	10,989	6,494	4,495	69.2%
Integration costs	1,011	—	1,011	0.0%
Amortization of intangibles	4,704	1,841	2,863	155.5%

Total operating expenses	67,284	43,931	23,353	53.2%

Operating income	14,746	17,963	(3,217)	-17.9%

Royalty income	679	453	226	49.9%
Interest income	336	322	14	4.3%
Interest expense	(9,633)	(96)	(9,537)	9934.4%
Financing charges	(782)	—	(782)	0.0%
Other income (expense)	1,623	(146)	1,769	-1211.6%

Income from continuing operations before income taxes	6,969	18,496	(11,527)	-62.3%

Provision for income taxes	2,586	7,024	(4,438)	-63.2%

Income from continuing operations	4,383	11,472	(7,089)	-61.8%

Loss from discontinued operations, net of tax of $0.4 million	(691)	—	(691)	0.0%

Net income	$3,692	$11,472	$(7,780)	-67.8%

	Percent of Sales
	For the Three Months Ended
	March 31, 2007	April 1, 2006

Net sales	100.0%	100.0%
Cost of sales	24.3%	15.9%

Gross profit	75.7%	84.1%

Operating expenses
Marketing and selling	36.4%	37.8%
Research and development	10.3%	10.6%
General and administrative	10.1%	8.8%
Integration costs	0.9%	0.0%
Amortization of intangibles	4.3%	2.5%

Total operating expenses	62.1%	59.7%

Operating income	13.6%	24.4%

Royalty income	0.6%	0.6%
Interest income	0.3%	0.4%
Interest expense	-8.9%	-0.1%
Financing charges	-0.7%	0.0%
Other income (expense)	1.5%	-0.2%

Income from continuing operations before income taxes	6.4%	25.1%

Provision for income taxes	2.4%	9.5%

Income from continuing operations	4.0%	15.6%

Loss from discontinued operations, net of tax	-0.6%	0.0%

Net income	3.4%	15.6%

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended April 1, 2006
Net sales. Net sales increased 47.2 percent to $108.4 million in the three months ended March 31, 2007 compared to $73.6 million in the three months ended April 1, 2006. The increase was primarily driven by $31.5 million of sales of the Greenlight HPS™ system, which we acquired in July 2006. Product availability issues materially impacted revenues for the quarter in both men’s health and women’s health. Vendor quality issues, combined with performance shortfalls in our internal manufacturing and demand planning efforts, resulted in an inability to consistently meet demand for several key product lines. Growth in existing product lines was bolstered by the continued success of new product launches from the second half of 2006 into the first quarter of 2007, specifically the AdVance™ Male Sling and the AMS 700 MS™ and the continued growth of our Uterine Health product Her Option.
Net sales men’s health products. Net sales of men’s health products increased 65.0 percent to $73.7 million in the three months ended March 31, 2007 compared to $44.7 million in the three months ended April 1, 2006. Prostate treatment sales in the first quarter of 2007 included $31.5 million for the Greenlight system and fiber sales, which we acquired in July 2006. This was offset by a decline in sales of our TherMatrx product, which is used for the treatment of non-obstructive BPH. Erectile restoration products grew in both units and revenue. The main impetus for the sales growth in Erectile Restoration was the continued success of the AMS 700 with the new Momentary Squeeze pump that features a one touch button design for easier deflation, which was launched in the fourth quarter of 2006. The Male Continence product line, including the new AdVance Male Sling, for the treatment of mild urinary incontinence, showed softened growth over the same period in 2006 due to lower than expected sales volumes, as it appears that physicians are deferring surgeries while they assess how the AdVance Male Sling fits into their treatment regime.
Net sales women’s health products. Net sales of our women’s health products increased 19.8 percent to $34.7 million in the three months ended March 31, 2007 compared to $29.0 million in the three months ended April 1, 2006. In the first quarter of 2007, we continued to see growth worldwide in sales and units of Apogee® and Perigee®; however, the growth rate suffered due to our product availability issues. The Her Option product for the treatment of menorrhagia, or excessive menstrual bleeding, continues to grow significantly year over year, more than doubling, as commercial payers continue to implement reimbursement coverage. The female continence product line continued to see growth, specifically in the Monarc®, BioArc SP®, and BioArc TO®, in an increasingly competitive marketplace. The Monarc and BioArc TO self-fixating slings continued to grow as the market continues the shift which began in 2004 from suprapubic to transobturator procedures in female incontinence slings.
Net sales by geography and foreign exchange effects. Net sales in the United States increased 38.5 percent to $78.9 million in the three months ended March 31, 2007 compared to $57.0 million in the three months ended April 1, 2006. Laserscope contributed $16.9 million of this increase. International net sales increased 77.1 percent to $29.4 million in the three months ended March 31, 2007 compared to $16.6 million in the three months ended April 1, 2006 and represented 27.2 percent and 22.6 percent of our total net sales during the three months ended March 31, 2007 and April 1, 2006, respectively. Laserscope contributed $10.1 million of this increase. The overall sales growth was positively impacted by $1.2 million, or 1.6 percentage points, for the three months ended March 31, 2007 due to favorable currency exchange rates, mainly the Euro.
Cost of sales. Cost of sales as a percentage of sales increased 8.4 percentage points from the three month period ending April 1, 2006 to the three month period ended March 31, 2007 primarily driven by changes in the mix of products sold, due mainly to sales of laser consoles, which have a lower gross margin. In addition, we incurred an incremental $1.5 million for warranty and product rework costs in the first quarter of 2007 related to the Greenlight HPS console. Cost of sales in the core business as a percent of sales has generally benefited from relatively stable overhead costs, which account for more than a quarter of our cost of sales. Future cost of sales will continue to depend upon production levels, labor costs, raw material costs, and product mix.
Marketing and selling. Marketing and selling expenses increased $11.6 million in the first quarter of 2007 primarily due to the worldwide sales force expansion in support of the $34.8 million increase in net sales and the continued launch of new products from the second half of 2006. We expect to continue investing in marketing and selling in support of increasing sales levels, but expect marketing and selling expenses will decrease as a percentage of sales over time.
Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. The $3.4 million increase in research and development expense from the first quarter of 2006 to the first quarter of 2007 is related to the design reliability improvements for the GreenLight HPS system, and increased personnel and project work in the areas of applied research, product development, clinical studies, regulatory filings and intellectual property support including those related to our acquisitions of BioControl and Solarant. We expect total spending in research and development, over the longer term, to be approximately ten percent of sales.
General and administrative. General and administrative expenses as a percentage of sales for the three month period of 2007 increased by 1.3 percentage points from the comparable period in 2006. This increase is due mainly to the Laserscope acquisition, and the continued growth of the AMS infrastructure to sustain our revenue growth. Our objective remains to leverage general and administrative expense as a percentage of sales.
Integration costs. The $1.0 million of integration costs for the three month period of 2007 include costs incurred to integrate the acquired Laserscope operations into overall AMS operations, primarily for travel, legal, consulting and retention bonuses. We expect these costs to decrease substantially in the upcoming quarter.
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The three month period of 2007 reflects increased amortization expense over the same period of 2006 primarily due to the amortization of intangible assets from the Laserscope acquisition. (See Notes to Consolidated Financial Statements — No. 2, Acquisitions.)
Royalty income. Our royalty income is primarily from the license of our intellectual property. It includes royalty payments for our stent-delivery technology and for sales of Celsion’s Prolieve® product. We do not directly influence sales of the products on which these royalties are based and cannot give any assurance as to future income levels.
Interest income. Interest income was flat at $0.3 million during the three month period of 2007 compared to the same period of 2006.
Interest expense and financing charges. Interest expense increased by $9.5 million in the three month period of 2007 from the same period in 2006 due to interest incurred on our $373.8 million principal value of Convertible Notes, which carry a fixed interest rate of 3.25 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent (a weighted average rate of 7.8 percent at March 31, 2007). Average borrowings during the first quarter of 2007 on the Credit Facility were $348.7 million. Financing charges are comprised of the amortization of the costs associated with the issuance of the Convertible Notes and the Credit Facility.
Other income (expense). The increase in other income in the first quarter of 2007 over the same period in 2006 is due primarily to the $1.6 million payment as part of our settlement agreement with the Celsion Corporation (“Celsion”) on February 8, 2007. This payment settled prior claims under the patent infringement suit we filed against Celsion in September 2006.
Provision for income taxes. Our effective income tax rate was 37.1% and 38.0% for the three months ended March 31, 2007 and April 1, 2006, respectively. The current quarter decrease in the effective tax rate is primarily due to the reinstatement of the federal research & development tax credit, higher domestic manufacturing tax incentives and certain non-recurring favorable discrete items. These rate reductions were partially offset by the complete phase-out of the Extraterritorial Income (“ETI”) exclusion and an increase in the relative state tax expense.
Liquidity and Capital Resources
Cash, cash equivalents and short term investments were $38.2 million as of March 31, 2007, compared to $29.5 million as of December 30, 2006. This increase is due primarily to cash from continuing operations.
Cash flows from operating activities. Net cash generated from operations was $8.4 million for the three month period of 2007, primarily driven by earnings from continuing operations of $4.4 million, $7.4 million of depreciation and amortization and $3.4 million of non-cash stock option expense. This increase was partially offset by cash used in working capital items of $7.1 million including accounts receivable, inventories, accounts payable, accrued expenses and other assets. Net cash generated from operations was $20.9 million for the three month period of fiscal 2006, resulting from net income of $11.5 million, adjusted for non-cash items including depreciation and amortization of $2.7 million and stock based compensation of $3.1M. An additional $3.3 million was due to changes in operating assets and liabilities.

Cash flows from investing activities. Cash generated from investing activities was $14.3 million versus $27.5 million used for the three month periods of 2007 and 2006, respectively. During the three month period of fiscal 2007, $21.7 million was generated from the sale of the Laserscope aesthetics business (net of $4.3 million for selling costs, loss on discontinued operations and change in asset balances), partially offset by purchases for property, plant and equipment. Cash of $24.0 million was paid during the three month period of 2006 as part of the contingent payments to the former TherMatrx shareholders, along with purchases for property, plant and equipment of $3.4 million.
Cash flows from financing activities. Cash used for financing activities was $13.5 million during the three month period of 2007, versus $2.6 million provided in the same period of 2006. Cash received from issuance of common stock was $7.7 million and $2.3 million during the three month periods of 2007 and 2006, respectively. The majority of this cash received came from our employees exercising stock options. Cash used for repayment of our Credit Facility was $21.4 million for the three month period of 2007.
We issued our Convertible Notes pursuant to an Indenture dated as of June 27, 2006 as supplemented by the first supplemental indenture dated September 6, 2006 (the Indenture) between us, certain of our significant domestic subsidiaries, as guarantors of the Convertible Notes, and U.S. Bank National Association, as trustee for the benefit of the holders of the Convertible Notes, which specifies the terms of the Convertible Notes. The Convertible Notes bear interest at the rate of 3.25 percent per year, payable semiannually in arrears in cash on January 1 and July 1 of each year, beginning January 1, 2007. The Convertible Notes have a stated maturity of July 1, 2036 and are our direct, unsecured, senior subordinated obligations, rank junior to our Credit Facility and will rank junior in right of payment to all of our future senior secured debt as provided in the Indenture. In addition to regular interest on the Convertible Notes, we will also pay contingent interest during any six-month period from July 1 to December 31 and from January 1 to June 30, beginning with the period beginning July 1, 2011, if the average trading price of the Convertible Notes for the five consecutive trading days immediately before the last trading day before the relevant six-month period equals or exceeds 120 percent of the principal amount of the Convertible Notes. The Convertible Notes are convertible under certain circumstances for cash and shares of our common stock, if any, at a conversion rate of 51.5318 shares of our common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $19.406 per share), subject to adjustment. Upon conversion, we would be required to satisfy up to 100 percent of the principal amount of the Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock.
The following table illustrates the number of shares issued upon full conversion of the Convertible Notes assuming various market prices for our stock:

If the market price of	The number of shares issued upon
our stock is:	full conversion would be (1):
$25.00	4.3 million
$30.00	6.8 million
$35.00	8.6 million

(1)	The formula to calculate the shares issued upon full conversion of our Convertible Notes is as follows:

($373.8 million principal	x	Market price of stock at time of conversion	—	$373.8 million principal	)	=	Shares issued upon full conversion
$19.406 conversion price
Market price of stock at time of conversion
For the three months ended March 31, 2007, the dilutive effect of our Convertible Notes was 0.9 million shares, the effect of which was included in our computation of diluted earnings per share.
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
Prior to conversion, our Convertible Notes represent potentially dilutive common share equivalents that must be considered in our calculation of diluted earnings per share (EPS). When there is a net loss, common share equivalents are excluded from the computation because they have an anti-dilutive effect. In addition, when the conversion price of our Convertible Notes is greater than the market price of our stock, the effect would be anti-dilutive and we would exclude the Convertible Notes from the EPS computation. However, when the market price of our stock is greater than the conversion price of the Convertible Notes, the impact is dilutive and the Convertible Notes will affect the number of common share equivalents used in the diluted EPS calculation. The degree to which these Convertible Notes are dilutive increases as the market price of our stock increases.
The following table illustrates the number of common share equivalents that would potentially be included in weighted average common shares for the calculation of diluted EPS, assuming various market prices of our stock:

	The number of common share equivalents
If the market price	potentially included in the computation of
of our stock is:	diluted EPS would be (1):		Percent Dilution (2)
$19.00	—	(anti-dilutive)	0.0%
$25.00	4.3	million	5.6%
$30.00	6.8	million	8.6%
$35.00	8.6	million	10.6%

(1)	Common share equivalents are calculated using the treasury stock method, in accordance with EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.”

(2)	The percent dilution is based on 72,003,120 outstanding shares as of March 31, 2007.
On July 20, 2006, our wholly-owned subsidiary, American Medical Systems, Inc. (AMS), entered into a senior secured Credit Facility. AMS and each majority-owned domestic subsidiary of AMS, including Laserscope and its subsidiaries, are parties to the Credit Facility as guarantors of all of the obligations of AMS arising under the Credit Facility. The obligations of AMS and each of the guarantors arising under the Credit Facility are secured by a first priority security interest on substantially all of their respective assets, including a mortgage on the AMS facility in Minnetonka, Minnesota.
The Credit Facility has a term of six years and consists of (i) a term loan facility in an aggregate principal amount of $365 million and (ii) a revolving credit facility in an aggregate principal amount of up to $65 million. The revolving credit facility has a $5 million sublimit for the issuance of standby and commercial letters of credit and a $5 million sublimit for swing line loans. We used borrowings under the Credit Facility to fund a portion of the purchase price for the acquisition of Laserscope, and pay fees and expenses related to the Credit Facility and the acquisition of Laserscope. The revolving credit facility is available to fund our ongoing working capital needs, including future capital expenditures and permitted acquisitions. As of March 31, 2007, we had $342.7 million of term debt outstanding under our Credit Facility.
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

The financial covenants specified in the Credit Facility are summarized as follows:

For The Fiscal
	Periods Ending	Required
Financial Covenants	Closest to	Ratio

Total Leverage Ratio	3/31/07	6.50:1.00 (maximum)
	6/30/07	6.00:1.00
	9/30/07	5.50:1.00
	12/31/07	5.00:1.00
	Reductions continuing until 6/30/10	3.00:1.00

Senior Leverage Ratio	3/31/07	3.25:1.00 (maximum)
	6/30/07	3.00:1.00
	9/30/07	2.75:1.00
	12/31/07	2.50:1.00
	Reductions continuing until 3/31/09	2.00:1.00

Interest Coverage Ratio	3/31/07	2.75:1.00 (minimum)
	6/30/07	3.00:1.00
	9/30/07	3.25:1.00
	12/31/07	3.50:1.00
	Increases continuing until 9/30/09	4.00:1.00

Fixed Charge Coverage Ratio	3/31/07	1.05:1.00 (minimum)
	6/30/07	1.15:1.00
	9/30/07	1.15:1.00
	12/31/07	1.25:1.00
	Increases continuing until 9/30/08	1.50:1.00

Maximum Capital Expenditures	12/31/07	$15 million
	12/31/08	$15 million
As of March 31, 2007, we were in compliance with all financial covenants as defined in our Credit Facility which are summarized as follows:

Financial Covenant	Required Covenant	Actual Result

Total Leverage Ratio (1)	6.50:1.00 (maximum)	5.89
Senior Leverage Ratio (2)	3.25:1.00 (maximum)	2.80
Interest Coverage Ratio (3)	2.75:1.00 (minimum)	3.09
Fixed Charge Coverage Ratio (4)	1.05:1.00 (minimum)	1.60
Maximum Capital Expenditures (5)	$15 million	$6.459 million

(1)	Total outstanding debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(2)	Total outstanding senior secured debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(3)	Ratio of Consolidated EBITDA for the trailing four quarters to interest expense for such period.

(4)	Ratio of Consolidated EBITDA for the trailing four quarters to fixed charges (cash interest expense, scheduled principal payments on debt, capital expenditures, income taxes paid, earn-out and milestone payments) for such period.

(5)	Includes expenditures of $2.5 million for the planned expansion of our corporate headquarters building and $1.9 million for the implementation of a new enterprise resource planning system. These projects are scheduled for completion in the second quarter of 2007.
The ratios are based on EBITDA, on a rolling four quarters, calculated on a pro forma combined basis with Laserscope and without discontinued operations, with some adjustments (Consolidated Adjusted EBITDA). Consolidated Adjusted EBITDA is a non-GAAP financial measure that is defined in our credit agreement as earnings before interest, income taxes, depreciation and amortization, adjusted for other non-cash reducing net income including IPR&D and stock compensation charges, upfront fees and expenses incurred in connection with the execution and delivery of the Credit Facility, and certain non-recurring integration costs related to the acquisition of Laserscope, less other non-cash items increasing net income. Consolidated Adjusted EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information relative to compliance with our debt covenants.

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
Our borrowing arrangements are more fully described in Notes to Consolidated Financial Statement — No. 11, Debt.
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
These contingent payments equaled four times the aggregate sales of products over the period which began on July 5, 2004 and ended on December 31, 2005, minus $40.0 million cash consideration paid on July 5, 2004. These contingent payments have been accounted for as goodwill. Since the time of acquisition, earnout payments of $97.2 million have been paid, including $0.8 million paid during the first quarter of 2007 in final settlement of the TherMatrx shareholder representative’s audit of the contingent payments. This additional payment was recorded as an increase to the purchase price with a corresponding adjustment to goodwill. As of March 31, 2007, all contingent payments have been paid and there are no remaining contingent payments under the TherMatrx purchase agreement.
On July 7, 2005, we acquired Ovion Inc. (Ovion), and paid the former Ovion shareholders cash consideration of $9.8 million, after adjustments made at closing for payment of outstanding liabilities of Ovion at the time of closing. We deposited $1.0 million of this initial consideration in escrow to be held for 12 months after closing of the merger to cover certain contingencies, and the balance is to be distributed to former Ovion shareholders. In the fourth quarter of 2006, $0.4 million of this escrow was distributed. The remaining balance is still held in escrow, pending resolution of certain contingencies and reimbursement of certain expenses. We also incurred $0.9 million of acquisition related costs in 2005. We used cash on hand to make these initial payments, net of acquired cash on hand at closing of $0.3 million.
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
On April 26, 2006, we acquired certain issued patents and other assets from BioControl Medical, Ltd., an Israeli company focused on developing medical devices for the application of electrical stimulation technology. We acquired an exclusive license for the use of the patents and technologies in urology, gynecology and other pelvic health applications. In addition, as part of this acquisition, we purchased Cytrix Israel, Ltd. (Cytrix), an Israeli company with no operations, other than the employment of a specific workforce to support the related licensed technology. The purchase price is comprised of an initial payment of $25.0 million, milestone payments for relevant accomplishments through and including FDA approval of the product of up to $25.0 million, milestone payments for relevant accomplishments through and including FDA approval of the product of up to $25.0 million, and royalties over the first ten years of the related license agreement. We deposited $2.5 million of the initial payment in escrow to cover certain contingencies over the period of the agreement. We used both cash on hand and short term borrowings on our January 20, 2005 senior credit facility to make the initial payment.
On May 8, 2006, we completed the acquisition of Solarant Medical, Inc. (Solarant), a privately funded company focused on the development of minimally invasive therapies for women who suffer from stress urinary incontinence. The purchase price is comprised of an initial payment of $1.0 million, potential milestone payments totaling $6.0 million contingent upon FDA approval of the therapy and the establishment of reimbursement codes for the hospital and office settings, and an earnout based on revenue growth during the first three years in the event of product commercialization. In addition to these acquisition payments, we previously funded $1.0 million of Solarant’s development efforts, which is included as part of the acquisition consideration. Elizabeth Weatherman and Richard Emmitt are members of our Board of Directors and former members of the Solarant Board of Directors. In addition, investment funds with which Ms. Weatherman and Mr. Emmitt are affiliated are former shareholders of Solarant and will be entitled a share of any future purchase price payments we make related to Solarant. Neither Ms. Weatherman nor Mr. Emmitt was involved in deliberations regarding the Solarant transaction.
During 2006, we began construction of additional office space at our Minnesota headquarters. The total cost of the project is estimated to be $15.1 million, of which $11.3 million has been expended through the first quarter of 2007. The facility is scheduled for completion in the second quarter of 2007.
Laserscope acquired InnovaQuartz in May 2006 pursuant to a purchase agreement that contained contingent earnout payments based on milestones, revenues and profitability through 2008 and related covenants. These provisions significantly limited our flexibility in operating the business during the earnout period and imposed penalties for violating those provisions. In order to resolve these earnout and penalty provisions, on December 8, 2006, we agreed to issue shares of common stock with a value of $7.4 million to the former shareholders of InnovaQuartz to terminate the purchase agreement, including all contingent earnout payments under the purchase agreement. We issued 371,500 shares of our common stock on January 12, 2007 in satisfaction of this agreement. The parties also released all claims against each other.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
We have interest rate risk on earnings from the floating LIBOR index that is used to determine the interest rates on our Credit Facility. Most of our floating rate senior secured Credit Facility debt is based on six-month LIBOR. On the applicable interest rate continuation dates we have the option to set the total interest rate based on one, two, three, or six month LIBOR. We are planning to base the continuation dates based on mandatory prepayment requirements, voluntary prepayment expectations, and the interest rate environment.
Based on a sensitivity analysis, as of March 31, 2007, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a decrease in net income before income taxes of approximately $4.1 million over the next 12 months.
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
During the first fiscal quarters of 2007 and 2006, revenues from sales to customers outside the United States were 27.2 percent and 22.6 percent of total consolidated revenues, respectively. International accounts receivable, inventory, cash, and accounts payable were 40.4 percent, 2.2 percent, 19.4 percent, and 5.2 percent of total consolidated accounts for each of these items as of March 31, 2007. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar relative to each of the currencies in which our revenues and expenses are denominated would have resulted in an increase in net income of approximately $0.2 million during the first quarter of fiscal 2007.
At March 31, 2007, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $19.2 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $2.4 million. Actual amounts may differ.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
The following risk factor is in addition to those previously disclosed in Item 1A, Part 1 of our Form 10-K for the year ended December 30, 2006:
Our efforts to manage inventory levels may lead to production shortfalls and lost revenues.
Over the past several years, we have increased our inventory turnover rate by managing our inventory levels and our safety stock of inventory relative to anticipated production requirements. These inventory management efforts increase our exposure to production shortfalls if, among other things, we experience vendor quality issues, shortages or higher than anticipated product demand. Recently, we have begun to experience higher degrees of variability in the demand for our products within quarterly periods, which have affected our ability to accurately predict our production demand and, therefore, manage inventory. Any failure to meet product demand would result in lost revenues, and would adversely affect our business and earnings.
ITEM 6. EXHIBITS

Item No.	Item	Method of Filing
10.1	Employment Offer Letter dated March 31, 2005 between Stephen J. McGill and American Medical Systems, Inc.	Filed with this Quarterly Report on Form 10-Q.

10.2	Employment Agreement dated April 7, 2005 between Stephen J. McGill and American Medical Systems, Inc.	Filed with this Quarterly Report on Form 10-Q.

10.3	Form of Change in Control Agreement with Executive Officers.	Filed with this Quarterly Report on Form 10-Q.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC

May 10, 2007	By	/s/ Martin J. Emerson

Date		Martin J. Emerson
President and Chief Executive Officer

May 10, 2007	By	/s/ Mark A. Heggestad

Date		Mark A. Heggestad
Executive Vice President and Chief Financial Officer

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Fiscal Quarter Ended March 31, 2007

Item No.	Item	Method of Filing
10.1	Employment Offer Letter dated March 31, 2005 between Stephen J. McGill and American Medical Systems, Inc.	Filed with this Quarterly Report on Form 10-Q.

10.2	Employment Agreement dated April 7, 2005 between Stephen J. McGill and American Medical Systems, Inc.	Filed with this Quarterly Report on Form 10-Q.

10.3	Form of Change in Control Agreement with Executive Officers.	Filed with this Quarterly Report on Form 10-Q.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.