Form 10-Q
period 2007-06-30
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2007-08-09
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

☐ Yes ☑ No
      As of August 6, 2007 there were 72,154,431 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$116,453	$78,782	$224,838	$152,406
Cost of sales	27,129	11,707	53,484	23,437

Gross profit	89,324	67,075	171,354	128,969

Operating expenses
Marketing and selling	41,694	29,370	81,124	57,184
Research and development	10,979	5,772	22,129	13,554
In-process research and development	—	28,075	—	28,075
General and administrative	10,587	7,635	21,576	14,129
Integration costs	92	—	1,103	—
Amortization of intangibles	4,749	1,785	9,453	3,626

Total operating expenses	68,101	72,637	135,385	116,568

Operating income (loss)	21,223	(5,562)	35,969	12,401

Other (expense) income
Royalty income	503	408	1,182	861
Interest income	293	434	629	756
Interest expense	(9,588)	(257)	(19,221)	(353)
Financing charges	(755)	(6,955)	(1,537)	(6,955)
Other income	351	436	1,974	290

Total other (expense) income	(9,196)	(5,934)	(16,973)	(5,401)

Income (loss) from continuing operations before income taxes	12,027	(11,496)	18,996	7,000

Provision for income taxes	4,701	(3,401)	7,287	3,623

Net income (loss) from continuing operations	7,326	(8,095)	11,709	3,377

Loss from discontinued operations, net of tax benefit of $0.4 million	—	—	(691)	—

Net income (loss)	$7,326	$(8,095)	$11,018	$3,377

Net income (loss) per share
Basic net earnings (loss) from continuing operations	$0.10	$(0.12)	$0.16	$0.05
Discontinued operations, net of tax	—	—	(0.01)	—

Basic net earnings (loss)	$0.10	$(0.12)	$0.15	$0.05

Diluted net earnings (loss) from continuing operations	$0.10	$(0.12)	$0.16	$0.05
Discontinued operations, net of tax	—	—	(0.01)	—

Diluted net earnings (loss)	$0.10	$(0.12)	$0.15	$0.05

Weighted average common shares used in calculation
Basic	72,061	69,838	71,921	69,755
Diluted	73,593	69,838	73,536	72,001
The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2007	December 30, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$30,796	$29,051
Short term investments	623	490
Accounts receivable, net	102,657	91,938
Inventories, net	46,213	37,974
Deferred income taxes	10,997	11,065
Other current assets	10,019	21,572
Assets of discontinued operations	—	46,078

Total current assets	201,305	238,168

Property, plant and equipment, net	56,252	47,035
Goodwill	700,229	677,053
Developed and core technology, net	102,203	110,634
Other intangibles, net	49,265	50,022
Investment in technology and other assets	594	1,148
Other long-term assets, net	2,806	3,031

Total assets	$1,112,654	$1,127,091

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,652	$15,430
Accrued compensation expenses	16,285	17,019
Accrued warranty expense	2,808	2,715
Income taxes payable	9,853	—
Other accrued expenses	28,063	47,891
Liabilities of discontinued operations	—	19,478

Total current liabilities	76,661	102,533

Long-term debt	687,299	713,456
Deferred income taxes	22,947	22,296
Long-term income taxes payable	6,489	4,584
Long-term employee benefit obligations	3,060	3,060

Total liabilities	796,456	845,929

Stockholders’ equity
Common stock, par value $.01 per share; authorized 220,000,000 shares; issued and outstanding: 72,097,034 shares at June 30, 2007 and 71,059,312 shares at December 30, 2006	721	711
Additional paid-in capital	276,156	253,127
Accumulated other comprehensive income	5,397	4,155
Retained earnings	33,924	23,169

Total stockholders’ equity	316,198	281,162

Total liabilities and stockholders’ equity	$1,112,654	$1,127,091

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities
Net income	$11,018	$3,377
Loss from discontinued operations	(691)	—

Income from continuing operations	11,709	3,377
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities
Depreciation	3,966	1,763
(Gain) loss on asset disposals	(15)	331
Amortization of intangibles	9,453	3,626
Amortization of deferred financing costs	1,537	4
In-process research and development charges	—	28,075
Financing charges on credit facility	—	6,955
Excess tax benefit from excercise of stock options	(178)	(389)
Tax benefit on exercised stock option arrangements	715	846
Change in net deferred income taxes	462	(113)
Stock based compensation	5,766	5,077

Changes in operating assets and liabilities:
Accounts receivable	(6,980)	(6,226)
Inventories	(14,039)	1,311
Accounts payable and accrued expenses	(13,697)	(4,977)
Other assets	14,872	(6,661)

Net cash provided by operating activities	13,571	32,999

Cash flows from investing activities
Purchase of property, plant and equipment	(12,456)	(6,970)
Purchase of business, net of cash acquired	(781)	(23,986)
Disposal of business	21,676	—
Purchase of investments in technology	—	(28,075)
Purchase of other intangibles	(263)	(1,000)
Purchase of short-term investments	(137)	(110)
Sale of short-term investments	10	15,190

Net cash provided by (used in) investing activities	8,049	(44,951)

Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	362,538
Issuance of common stock	8,913	3,437
Excess tax benefit from exercise of stock options	178	389
Proceeds from short-term borrowings	—	21,000
Repayments of short-term borrowings	—	(21,000)
Payments on long-term debt	(28,123)	—
Financing charges paid on credit facility	—	(6,955)

Net cash (used in) provided by financing activities	(19,032)	359,409

Cash provided by continuing operations	2,588	347,457

Cash used in discontinued operations
Operating activities	(691)	—

Cash used in discontinued operations	(691)	—

Effect of currency exchange rates on cash	(152)	96

Net increase in cash and cash equivalents	1,745	347,553

Cash and cash equivalents at beginning of period	29,051	30,885

Cash and cash equivalents at end of period	$30,796	$378,438

Supplemental disclosure
Cash paid for interest	$13,998	$166
Cash (refunded) paid for taxes	$(11,705)	$16,534
Stock issued to settle contingent liabilities under InnovaQuartz purchase agreement	$7,371	$—
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
We have a 52 or 53 week fiscal year ending on the Saturday nearest December 31. Accordingly, the second fiscal quarters of 2007 and 2006 are represented by the three month periods ended on June 30, 2007 and July 1, 2006, respectively.
In the first quarter of fiscal year 2007, consistent with the plans announced with the Laserscope acquisition, we sold the Laserscope aesthetics business. The results of operations for this business for the period prior to the sale, which occurred January 16, 2007, are presented in the discontinued operations section of the statements of operations for the six months ended June 30, 2007. The results of operations for the three and six months ended July 1, 2006 do not contain results of the aesthetics business since Laserscope had not yet been acquired at that time. The assets and liabilities of the aesthetics business are presented as Assets and Liabilities of discontinued operations in the balance sheet as of December 30, 2006. Unless otherwise noted, disclosures of revenues and expenses in the Notes to Consolidated Financial Statements refer to continuing operations only.
NOTE 2. Acquisitions
Laserscope
On July 20, 2006, we completed a cash tender offer for over 90 percent of the outstanding shares of common stock of Laserscope, a California corporation (Laserscope). On July 25, 2006, we acquired the remaining outstanding shares of Laserscope through a merger of Laserscope with our acquisition subsidiary, resulting in Laserscope becoming our wholly owned subsidiary.
Laserscope designs, manufactures, sells and services an advanced line of minimally invasive medical products worldwide including medical laser systems and related energy delivery devices for the surgical treatment of obstructive benign prostatic hyperplasia (BPH) and urinary stones. The primary purpose of the Laserscope acquisition was to gain access to Laserscope’s line of medical laser systems and related energy delivery devices for outpatient surgical centers, hospital markets, and, potentially, physician offices.
The total acquisition price for Laserscope shares and options was $718.0 million, in addition to transaction costs of approximately $20.3 million and restructuring costs of approximately $10.6 million. The total purchase price, net of acquired cash on hand at closing of $20.1 million and the loss from discontinued operations of the aesthetics business of $6.1 million, was $722.7 million. This purchase price does not include an additional $31.9 million in debt financing costs, which were incurred to finance the Laserscope acquisition.
Our consolidated financial statements for the three and six months ended June 30, 2007 include the financial results of Laserscope. As described in Note 3, Discontinued Operations and Sale of Aesthetics Business, we sold Laserscope’s aesthetics business in the first quarter of 2007.
Financing
Our acquisition of Laserscope was partially funded through the issuance of $373.8 million in principal amount of our 3.25 percent Convertible Senior Subordinated Notes (Convertible Notes) on June 27, 2006. In addition, in conjunction with the Laserscope acquisition, our wholly-owned subsidiary, American Medical Systems, Inc. (AMS), entered into a credit and guarantee agreement (the Credit Facility) for a $430.0 million six-year senior secured credit facility on July 20, 2006. As of June 30, 2007, a total of $336.0 million of term loan borrowings were outstanding under the credit facility. These financings are more fully described in Note 12, Debt.

Purchase Accounting
The aggregate Laserscope purchase price was allocated to the assets acquired and liabilities assumed based on their preliminarily estimated fair values at the date of acquisition. The preliminary estimate of the excess of purchase price over the fair value of net tangible assets acquired was allocated to identifiable intangible assets and goodwill. The purchase price allocation is preliminary as a result of uncertainty surrounding the estimation of contingencies outstanding on the acquisition date. In accordance with generally accepted accounting principles, we generally have twelve months from closing of the acquisition to finalize the valuation. The following table summarizes the preliminary estimate of fair value of the identifiable tangible and intangible assets and goodwill, net of liabilities assumed, that were acquired as part of the Laserscope acquisition:

(in thousands)	Amount

Developed and core technology	$88,700
Trademarks	40,800
In-process research and development	62,100
Assets sold, net of tax	10,816
Tangible assets acquired, net of liabilities assumed	10,181
Deferred tax liability on assets acquired, net of deferred tax assets	(17,976)
Goodwill	528,070

Estimated fair value of identifiable tangible and intangible assets and goodwill, net of cash acquired and liabilites assumed	$722,691

The determination of the portion of the purchase price allocated to developed and core technology, trademarks, and in-process research and development was based on our forecasted cash inflows and outflows and using an excess earnings method to calculate the fair value of assets purchased. We are responsible for these estimated values, and considered other factors including an independent valuation of our assumptions. The developed and core technology is being amortized over the estimated product lifecycles ranging from 1.0 to 10.5 years, with a weighted average life of 8.3 years, with this expense reflected as part of the amortization of intangibles in the Consolidated Statement of Operations. The acquired in-process research and development of $62.1 million was expensed in fiscal year 2006 with no related income tax benefit. Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of acquisition based on management’s assessment or third party appraisals.
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
Restructuring Costs
In fiscal year 2006, we recorded restructuring costs of approximately $7.5 million associated primarily with employee terminations and benefits for certain employees of Laserscope. These costs were recognized as liabilities assumed in the purchase business combination and are reflected as an increase to goodwill. These costs represent management’s approved reduction of the Laserscope workforce by 31 employees, mainly in administrative departments and transferred job functions, as well as costs associated with change-in-control provisions of certain Laserscope employment contracts. Our management approved these restructuring plans in the third quarter of 2006. As of June 30, 2007, we have terminated all 31 employees and made cash payments related to severance and benefits of $5.1 million. During the quarter ended June 30, 2007, we recorded an adjustment to decrease the liability by $1.5 million, primarily due to the completion of termination and benefit negotiations with certain employees. This adjustment was recorded as a decrease to goodwill.
In addition, in the third quarter of 2006, we established a plan to exit certain contracts and activities of Laserscope. As a result of this plan, we recorded a liability of $2.0 million in fiscal year 2006 related to contract terminations and other restructuring costs, which was recognized as a liability assumed in the purchase business combination and reflected as an increase to goodwill. During the second quarter of 2007, we recorded an adjustment to increase the liability by $2.6 million to reflect additional information we obtained during the quarter regarding the likely outcome of these restructuring activities. We made related payments of $2.2 million during the second quarter of 2007. We expect our efforts to resolve these items will continue throughout 2008.
The following table summarizes activity related to the restructuring program that occurred during the first six months of 2007:

	Restructuring			Restructuring
	Liability as of	Adjustment to		Liability as of
(in thousands)	December 30, 2006	Liability	Cash Payments	June 30, 2007

Severance and benefits	$7,204	$(1,523)	$(4,771)	$910
Contract terminations and other	1,993	2,607	(2,156)	2,444

Total restructuring	$9,197	$1,084	$(6,927)	$3,354

Integration Costs
In the three and six months ended June 30, 2007, we recorded $0.1 million and $1.1 million, respectively, of integration costs associated with the Laserscope acquisition, primarily related to legal, consulting and retention bonuses. These integration costs are included in operating expenses.
Our consolidated financial statements for the three and six months ended June 30, 2007 include the financial results of Laserscope. The following table contains pro forma results for the three and six months ended July 1, 2006, as if the acquisition had occurred at the beginning of 2006:

	Three Months Ended	Six Months Ended
(in thousands except per share data)	July 1, 2006	July 1, 2006

Revenues from continuing operations	$100,934	$197,222
Revenues from discontinued operations	8,005	17,350

Total revenues	$108,939	214,572

Net loss	$(11,159)	$(4,847)
Net loss per share:
Basic	$(0.16)	$(0.07)
Diluted	$(0.16)	$(0.07)
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
We used cash on hand to make the initial payment.
The purchase price is currently allocated as follows:

(in thousands)	Amount

In-process research and development (including $0.8 million in acquisition costs)	$2,054
Liabilities assumed, net of tangible assets acquired	(88)
Deferred tax asset acquired	981

Initial purchase price, net of cash acquired through June 30, 2007	$2,947

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
Operating results of Solarant were not material, therefore pro forma financial information is not included. Richard Emmitt is a member and Elizabeth Weatherman is a former member of our Board of Directors, and each of them is a former member of the Solarant Board of Directors. In addition, investment funds with which Ms. Weatherman and Mr. Emmitt are affiliated are former shareholders of Solarant and will be entitled a share of any future purchase price payments we make related to Solarant. Neither Ms. Weatherman nor Mr. Emmitt was involved in deliberations regarding the Solarant transaction.
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
The purchase price, including earned contingent payments, is currently allocated as follows:

(in thousands)	Amount

In-process research and development (including $0.7 million in acquisition costs)	$13,554
Intangible royalty agreement (including $0.2 million in acquisition costs)	2,970
Liabilities assumed, net of tangible assets acquired	(732)
Deferred tax liability on assets acquired	(385)

Initial purchase price, net of cash acquired through June 30, 2007	$15,407

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
On January 16, 2007, we sold Laserscope’s aesthetics business to Iridex Corporation (Iridex) for a sale price consisting of $26.0 million of cash consideration and 213,435 shares of Iridex unregistered common stock (subject to certain post-closing adjustments), and up to an additional $9.0 million as determined by the book value of certain inventory following termination of a manufacturing transition period of approximately six to nine months. The terms of the sale include an obligation on our part to indemnify the buyer against certain potential liabilities, including for breaches of representations and warranties we made in the asset purchase agreement, for a period of twelve months. We are currently in negotiations with Iridex Corporation on the amount and payment plan for the final post-closing purchase price adjustment and the value of inventory to be purchased at the termination of the manufacturing transition period. We expect the value of inventory to be in the range of $3.0 to $5.0 million.
In accordance with Statement of Financial Accounting Standards No. 144, SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of the aesthetics business for the period prior to the sale, which occurred January 16, 2007, are presented in the discontinued operations section of the statements of operations for the six months ended June 30, 2007. Prior to the disposal, the assets and liabilities of this business were recorded at estimated fair value less cost to sell, net of taxes, and are presented as held for sale in our consolidated balance sheet as of December 30, 2006.

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
In accordance with Emerging Issues Task Force (EITF) Abstract No. 87-24, Allocation of Interest to Discontinued Operations, interest on our debt that is required to be repaid as a result of the disposal transaction has been allocated to discontinued operations. During the six months ended June 30, 2007, we were required to repay $16.4 million under our Credit Facility due to the disposal transaction. Our results of discontinued operations include interest expense and financing charges of $0.5 million for the six months ended June 30, 2007. This amount includes an adjustment of $0.4 million to reflect extinguishment of a proportionate share of the debt discount and debt issuance costs. Additional debt repayments are anticipated once certain contingencies related to the aesthetics transaction are resolved.
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
In conjunction with the sale of the aesthetics business, we entered into a supply agreement with Iridex whereby we agreed to manufacture and supply to Iridex certain aesthetics devices during a transition period not to exceed nine months. Iridex reimburses us for our cost to produce the products. Iridex may terminate this agreement at any time upon 90 days written notice. Other current assets as of June 30, 2007 include a receivable from Iridex under this supply agreement of $3.4 million. Iridex has been making weekly payments against this balance, and as of July 31, 2007, the outstanding receivable balance from Iridex was $1.8 million. We are in the process of renegotiating certain terms of this supply agreement and we will likely supply certain finished goods beyond the initial nine month transition period.
In addition, we also entered into an agreement with Iridex to provide administrative services at no charge during a transition period of 60 days. Pursuant to EITF No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations, we presented the results of operations of the aesthetics business as discontinued operations because we believe that the cash flows under these agreements will not be significant and we will have no significant continuing involvement in the operations of the aesthetics business.
NOTE 4. Stock-Based Compensation
At June 30, 2007 we have one active stock-based employee compensation plan under which new awards may be granted. Awards may include incentive stock options, non-qualified option grants or restricted stock. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized in the periods after adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Amounts recognized in our financial statements related to stock-based compensation were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Cost of sales	$112	$110	$776	$155
Marketing and selling	937	878	2,084	1,751
Research and development	615	534	1,403	1,034
General and administrative	1,066	959	1,503	2,137

Total stock-based compensation expense	$2,730	$2,481	$5,766	$5,077

Our 2005 Stock Incentive Plan (2005 Plan), which replaced our 2000 Equity Incentive Plan (2000 Plan), permits the grant of share options and shares to our employees, consultants and directors of up to 6,600,000 shares of common stock, plus the number of shares under our 2000 Plan as of May 5, 2005 subject to outstanding option adjustments. We have 3,716,403 shares available for future grants under our 2005 Plan.
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
Activity under our 2000 and 2005 plans for the six months ended June 30, 2007 was as follows:

		Weighted average	Aggregate
	Options	exercise price	Intrinsic
	outstanding	per share	Value
			(in thousands)
Balance at December 30, 2006	7,255,574	$14.25
Granted	875,400	19.81
Exercised	(542,955)	14.32
Cancelled or expired	(304,664)	18.66

Balance at June 30, 2007	7,283,355	$14.73	$30,257

Options exercisable at June 30, 2007	4,491,483	$12.02	$29,304

The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $0.4 million and $3.0 million, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, incorporating key assumptions on volatility and expected option lives based on our analysis of historical indicators. The risk-free rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a term similar to the expected life of the options. Forfeitures are estimated based on historical indicators. We adopted the straight-line method of expense attribution that results in a straight-line amortization of the compensation expense over the vesting period for all options. The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Fair value of options granted	$6.98	$6.99	$7.30	$6.58
Risk free interest rate	4.78%	5.08%	4.76%	4.69%
Expected dividend rate	—	—	—	—
Stock price volatility	33.76%	37.29%	33.53%	34.60%
Expected life of option	5.0 years	4.6 years	4.8 years	4.7 years
As of June 30, 2007, we had $22.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 1.4 years.

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
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (ESPP) which allows employees to elect, in advance of each calendar quarter, to contribute up to 10 percent of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85 percent of the fair market value on the first or last day of each quarter. Compensation expense recognized on shares issued under our ESPP is based on the value to the employee of the 15 percent discount applied to the stock price. The number of shares reserved under the plan, as amended, is 1,000,000 common shares. Shares issued under the plan through June 30, 2007 total 679,523, with a balance available to be issued of 320,477. Shares purchased under the employee stock purchase plan were 43,277 during the quarter.
NOTE 5. Earnings per Share
The following table presents information necessary to calculate basic and diluted net income from continuing operations per common share and common share equivalents.

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income (loss) from continuing operations	$7,326	$(8,095)	$11,709	$3,377

Weighted-average shares outstanding for basic net income per share	72,061	69,838	71,921	69,755
Dilutive effect of stock options and restricted shares	1,532	—	1,615	2,246

Adjusted weighted-average shares outstanding for diluted net income per share	73,593	69,838	73,536	72,001

Net income (loss) per share
Basic net earnings (loss) from continuing operations	$0.10	$(0.12)	$0.16	$0.05
Diluted net earnings (loss) from continuing operations	$0.10	$(0.12)	$0.16	$0.05
There were 4,031,944 and 3,712,129 weighted shares outstanding for the quarter and six month period ended June 30, 2007, respectively, that were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive. For the second quarter and first six months ended July 1, 2006, there were 8,062,945 and 2,865,967 weighted shares outstanding, respectively, that were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive. In addition, our Convertible Notes were excluded from the diluted net income per share calculation in the three and six months ended June 30, 2007, because the conversion price was greater than the average market price of our stock during the periods.
NOTE 6. Inventories
Inventories consist of the following as of June 30, 2007 and December 30, 2006:

(in thousands)	June 30, 2007	December 30, 2006

Raw materials	$13,854	$13,321
Work in process	7,773	10,878
Finished goods	27,605	16,279
Obsolescence reserve	(3,019)	(2,504)

Net inventories	$46,213	$37,974

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
Changes in the warranty balance during the first six months of fiscal 2007 and 2006 are listed below:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Balance, beginning of period	$2,899	$1,697	$2,715	$1,618
Provisions for warranty	1,641	146	2,514	307
Claims processed	(1,732)	(69)	(2,421)	(151)

Balance, end of period	$2,808	$1,774	$2,808	$1,774

NOTE 8. Comprehensive Income (Loss)
Comprehensive income (loss) is net income (loss) adjusted for the impact of foreign currency translation. Comprehensive income (loss) for the three and six month periods in fiscal 2007 and 2006 was:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net income (loss)	$7,326	$(8,095)	$11,018	$3,377

Foreign currency translation gain (loss), net of taxes	614	(794)	1,242	(1,073)

Comprehensive income (loss)	$7,940	$(8,889)	$12,260	$2,304

NOTE 9. Industry Segment Information and Foreign Operations
Since our inception, we have operated in the single industry segment of developing, manufacturing and marketing medical devices. In the first quarter of fiscal year 2007, consistent with the plans announced with the Laserscope acquisition, we sold the Laserscope aesthetics business (see Note 3, Discontinued Operations and Sale of Aesthetics Business). We have presented the operations of this business as discontinued operations from the date of acquisition of July 20, 2006 through the date of disposal of January 16, 2007. As such, the following data excludes the results of the aesthetics business for all periods presented.
We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia and South America, who then sell the products to medical institutions. No customer or distributor accounted for five percent or more of net sales during the three and six month periods ended June 30, 2007 or July 1, 2006. Foreign subsidiary sales are predominantly to customers in Western Europe, Canada, Australia and Brazil and our foreign subsidiary assets are located in the same countries.
The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

United States
Net sales	$85,136	$60,024	$164,076	$117,023
Long-lived assets	894,430	220,724	894,430	220,724

International
Net sales	31,317	18,758	60,762	35,383
Long-lived assets	16,919	15,020	16,919	15,020

NOTE 10. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six month period ending June 30, 2007 were:

Six Months Ended
(in thousands)	June 30, 2007

Goodwill, beginning of the period	$677,053
Additions and adjustments	22,676
Effect of currency translation	500

Goodwill, end of the period	$700,229

The changes during the current period relate to adjustments in purchase accounting for the Laserscope acquisition.
The following table provides additional information concerning intangible assets:

	June 30, 2007			December 30, 2006
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	value	amount	amortization	value

Developed and core technology	$137,630	$(35,427)	$102,203	$137,553	$(26,919)	$110,634

Other intangibles
Amortized
Patents	10,313	(8,858)	1,455	10,127	(8,761)	1,366
Licenses	8,962	(5,888)	3,074	8,962	(5,453)	3,509
Royalty agreement	2,970	(576)	2,394	2,970	(385)	2,585
Trademarks	2,208	(666)	1,542	—	—	—

Total amortized other intangible assets	24,453	(15,988)	8,465	22,059	(14,599)	7,460

Unamortized Trademarks	40,800	—	40,800	42,562	—	42,562

Total other intangibles	65,253	(15,988)	49,265	64,621	(14,599)	50,022

Total intangible assets	$202,883	$(51,415)	$151,468	$202,174	$(41,518)	$160,656

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Amortization expense	$4,749	$1,785	$9,453	$3,626
The estimated amortization expense for currently-owned intangibles, as presented above, for the years 2007 through 2011 is $18.1 million, $17.1 million, $17.0 million, $16.2 million and $15.5 million, respectively.
NOTE 11. Credit Agreements
Credit Agreement
On January 20, 2005, we entered into a credit agreement which we voluntarily terminated as of June 27, 2006 upon the issuance of the Convertible Notes, which are described in Note 12, Debt. The credit agreement provided for $150.0 million senior unsecured five year revolving credit facility (U.S. dollars only), with a $20.0 million sub-limit for the issuance of standby and commercial letters of credit, and a $10.0 million sub-limit for swing line loans. At our option, any loan under this agreement (other than swing line loans) bears interest at a variable rate based on London Inter-Bank Offer Rate (LIBOR) or an alternate variable rate based on either prime rate or the federal funds effective rate, in each case plus a basis point spread determined by reference to our leverage ratio. At our election, the aggregate maximum principal amount available under the credit agreement could have been increased by an amount up to $60.0 million. Funds were available for working capital and other lawful purposes, including permitted acquisitions. During the second quarter 2006 we borrowed $21.0 million on this facility. We repaid the outstanding balance with operating cash and voluntarily terminated the agreement in June 2006.
On July 20, 2006, we entered into a Credit Facility led by CIT Healthcare LLC, which is described in Note 12, Debt.

Bridge Loan Commitment Fee
In June 2006, in preparation for the acquisition of Laserscope, we obtained a commitment for up to $180 million of senior subordinated unsecured financing. We incurred a commitment fee of $7.0 million for the financing commitment, but did not use the financing. The commitment fee was recorded as a financing charge in the three month period ended July 1, 2006.
NOTE 12. Debt
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
The Credit Facility provides for a $430.0 million six-year senior secured credit facility which consists of (i) a term loan facility in an aggregate principal amount of $365.0 million and (ii) a revolving credit facility in an aggregate principal amount of up to $65.0 million. The revolving credit facility has a $5.0 million sublimit for the issuance of standby and commercial letters of credit and a $5.0 million sublimit for swing line loans. Funds under the Credit Facility were used to fund a portion of the purchase price for the acquisition of Laserscope, and pay fees and expenses related to the Credit Facility and the acquisition of Laserscope. The revolving credit facility is available to fund ongoing working capital needs of AMS, including future capital expenditures and permitted acquisitions. As of June 30, 2007, there were $336.0 million of term loans outstanding under the Credit Facility.
In addition to initial Credit Facilities fees and reimbursement of Administrative Agent expenses, we are obligated to pay (i) a fee based on the total revolving commitments, and (ii) a fee based on the maximum amount available to be drawn under the letters of credit issued under the Credit Facility, each of which is payable quarterly in arrears to the Administrative Agent for the ratable benefit of each Lender. At our option, any loan under the Credit Facility (other than swing line loans) bears interest at a variable rate based on LIBOR or an alternative variable rate based on the greater of the prime rate as quoted in The Wall Street Journal as the prime rate (Prime Rate) or the federal funds effective rate plus 0.5 of 1.0 percent (Federal Funds Rate) plus an applicable margin. The applicable margin for term loans based on LIBOR is 2.25 percent per annum, while the applicable margin for term loans based on the Prime Rate or the Federal Funds Rate is 1.25 percent per annum. As of June 30, 2007 all debt under the Credit Facility had a variable interest rate based on the LIBOR index.
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
The term loan will amortize 1.0 percent of the current principal balance in each of the first five years from the closing date and the remaining 95 percent will amortize in the final year of the term loan. All amortization payments are due and payable on a quarterly basis. In addition, mandatory prepayments are due under the credit facility equal to (i) 75 percent of Excess Cash Flow (defined generally as net income, plus depreciation and amortization and other non-cash charges including IPR&D, plus decreases or minus increases in working capital, minus capital expenditures (to the extent not financed) and amortization payments with respect to the term loan, and any other indebtedness permitted under the loan documents) with a step-down of 50 percent of Excess Cash Flow when the Total Leverage Ratio is less than 4.00 to 1.00, (ii) 100 percent of the net proceeds of any asset sale (subject to a limited reinvestment option and a $2.5 million exception), (iii) 100 percent of the net proceeds of any debt (including convertible securities) or preferred stock issuance, and (iv) 50 percent of the net proceeds of any other equity issuance. Amounts due under the Credit Facility may also be voluntarily prepaid without premium or penalty. Amortization and other prepayments of $6.7 million and $28.1 million were made during the three and six months ended June 30, 2007, respectively, of which $0.9 million and $16.4 million, respectively, were prepayments related to the disposal of the aesthetics business.
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
Fees of $10.5 million are classified as debt discount and are being accreted to interest expense using the effective interest method over a six year period. Additional debt issuance costs of approximately $1.8 million are recorded as other long term assets and are being amortized over six years using the straight-line method. Upon payment of the prepayments described above, a pro rata portion of the related fees and debt issuance costs, or $0.2 million and $0.8 million, were immediately charged to financing charges in the quarter and six months ending June 30, 2007, respectively. Of these charges, $0.4 million related to the sale of the aesthetics business and were charged to discontinued operations in the six months ended June 30, 2007.
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
The following supplemental condensed consolidating financial information presents the balance sheet as of June 30, 2007 and December 30, 2006, and the statements of operations for each of the three and six month periods ended June 30, 2007 and July 1, 2006 and cash flows for each of the six month periods ended June 30, 2007 and July 1, 2006, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group. In the condensed consolidating financial statements, we and the Guarantor Subsidiaries account for investment in wholly-owned subsidiaries using the equity method.
American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended June 30, 2007
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$105,513	$23,472	$(12,532)	$116,453

Cost of sales	—	26,589	13,393	(12,853)	27,129

Gross profit	—	78,924	10,079	321	89,324

Operating expenses
Marketing and selling	—	33,137	8,557	—	41,694
Research and development	—	10,891	88	—	10,979
General and administrative	—	10,565	22	—	10,587
Integration costs	—	92	—	—	92
Amortization of intangibles	—	3,878	871	—	4,749

Total operating expenses	—	58,563	9,538	—	68,101

Operating income	—	20,361	541	321	21,223

Other (expense) income
Royalty income	—	503	—	—	503
Interest income	—	278	15	—	293
Interest expense	(2,893)	(6,536)	(159)	—	(9,588)
Financing charge	(212)	(543)	—	—	(755)
Other income (expense)	—	512	(164)	3	351

Total other (expense) income	(3,105)	(5,786)	(308)	3	(9,196)

(Loss) income before income taxes	(3,105)	14,575	233	324	12,027

Provision for income taxes	(1,214)	5,697	91	127	4,701
Equity in earnings of subsidiary	9,020	142	—	(9,162)	—

Net income	$7,129	$9,020	$142	$(8,965)	$7,326

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Six Months Ended June 30, 2007
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$204,789	$46,084	$(26,035)	$224,838

Cost of sales	—	51,791	27,423	(25,730)	53,484

Gross profit	—	152,998	18,661	(305)	171,354

Operating expenses
Marketing and selling	—	64,584	16,540	—	81,124
Research and development	—	22,041	88	—	22,129
General and administrative	—	21,515	61	—	21,576
Integration costs	—	1,103	—	—	1,103
Amortization of intangibles	—	7,712	1,741	—	9,453

Total operating expenses	—	116,955	18,430	—	135,385

Operating income	—	36,043	231	(305)	35,969

Other (expense) income
Royalty income	—	1,182	—	—	1,182
Interest income	—	604	25	—	629
Interest expense	(5,915)	(13,000)	(306)	—	(19,221)
Financing charge	(315)	(1,222)	—	—	(1,537)
Other income (expense)	—	2,226	(247)	(5)	1,974

Total other (expense) income	(6,230)	(10,210)	(528)	(5)	(16,973)

(Loss) income from continuing operations before income taxes	(6,230)	25,833	(297)	(310)	18,996

Provision for income taxes	(2,373)	9,874	(106)	(108)	7,287

Net (loss) income from continuing operations	(3,857)	15,959	(191)	(202)	11,709

Loss from discontinued operations, net of tax	—	(691)	—	—	(691)
Equity in earnings (loss) of subsidiary	15,077	(191)	—	(14,886)	—

Net income (loss)	$11,220	$15,077	$(191)	$(15,088)	$11,018

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended July 1, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$73,833	$15,999	$(11,050)	$78,782

Cost of sales	—	11,716	10,629	(10,638)	11,707

Gross profit	—	62,117	5,370	(412)	67,075

Operating expenses
Marketing and selling	—	23,857	5,513	—	29,370
Research and development	—	5,772	—	—	5,772
In-process research and development	—	25,613	2,462	—	28,075
General and administrative	—	7,597	38	—	7,635
Amortization of intangibles	—	820	965	—	1,785

Total operating expenses	—	63,659	8,978	—	72,637

Operating loss	—	(1,542)	(3,608)	(412)	(5,562)

Other (expense) income
Royalty income	—	408	—	—	408
Interest income	—	590	(297)	141	434
Interest expense	(3)	(282)	169	(141)	(257)
Financing charges	(6,955)	—	—	—	(6,955)
Other income (expense)	—	461	(80)	55	436

Total other (expense) income	(6,958)	1,177	(208)	55	(5,934)

Loss before income taxes	(6,958)	(365)	(3,816)	(357)	(11,496)

Provision for income taxes	(2,658)	1,835	(2,440)	(138)	(3,401)
Equity in (loss) earnings of subsidiary	(3,576)	(1,376)	—	4,952	—

Net (loss) income	$(7,876)	$(3,576)	$(1,376)	$4,733	$(8,095)

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Six Months Ended July 1, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$142,584	$30,476	$(20,654)	$152,406

Cost of sales	—	23,694	19,548	(19,805)	23,437

Gross profit	—	118,890	10,928	(849)	128,969

Operating expenses
Marketing and selling	—	46,331	10,853	—	57,184
Research and development	—	13,554	—	—	13,554
In-process research and development	—	25,613	2,462	—	28,075
General and administrative	—	14,090	39	—	14,129
Amortization of intangibles	—	1,696	1,930	—	3,626

Total operating expenses	—	101,284	15,284	—	116,568

Operating income (loss)	—	17,606	(4,356)	(849)	12,401

Other (expense) income
Royalty income	—	861	—	—	861
Interest income	—	1,043	(287)	—	756
Interest expense	(3)	(378)	28	—	(353)
Financing charges	(6,955)	—	—	—	(6,955)
Other income (expense)	—	395	(114)	9	290

Total other (expense) income	(6,958)	1,921	(373)	9	(5,401)

(Loss) income before income taxes	(6,958)	19,527	(4,729)	(840)	7,000

Provision for income taxes	(2,658)	9,389	(2,787)	(321)	3,623
Equity in earnings (loss) of subsidiary	8,196	(1,942)	—	(6,254)	—

Net income (loss)	$3,896	$8,196	$(1,942)	$(6,773)	$3,377

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of June 30, 2007
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$86	$20,588	$10,122	$—	$30,796
Short term investments	—	303	320	—	623
Accounts receivable, net	624,729	70,715	31,678	(624,465)	102,657
Inventories, net	—	44,628	5,573	(3,988)	46,213
Deferred income taxes	—	10,539	458	—	10,997
Other current assets	7,338	(952)	3,441	192	10,019

Total current assets	632,153	145,821	51,592	(628,261)	201,305

Property, plant and equipment, net	—	54,975	1,277	—	56,252
Goodwill	—	639,035	85,215	(24,021)	700,229
Developed and core technology, net	—	80,374	21,829	—	102,203
Other intangibles, net	—	46,871	2,394	—	49,265
Investment in subsidiaries	74,195	15,851	—	(90,046)	—
Investment in technology and other assets	—	445	149	—	594
Other long-term assets, net	1,369	1,437	—	—	2,806

Total assets	$707,717	$984,809	$162,456	$(742,328)	$1,112,654

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,529	$523,387	$106,015	$(632,279)	$19,652
Accrued compensation expenses	—	14,041	2,244	—	16,285
Accrued warranty expense	—	2,868	(60)	—	2,808
Income taxes payable	—	10,052	(199)	—	9,853
Other accrued expenses	6,074	21,674	7,219	(6,904)	28,063

Total current liabilities	28,603	572,022	115,219	(639,183)	76,661

Non-current liabilities
Long-term debt	362,916	324,383	—	—	687,299
Intercompany loans payable	—	(10,271)	23,370	(13,099)	—
Deferred income taxes	—	14,931	8,016	—	22,947
Long-term income taxes payable	—	6,489	—	—	6,489
Long-term employee benefit obligations	—	3,060	—	—	3,060

Total non-current liabilities	362,916	338,592	31,386	(13,099)	719,795

Total liabilities	391,519	910,614	146,605	(652,282)	796,456

Stockholders’ equity
Common stock	721	—	9	(9)	721
Additional paid-in capital	276,156	3,424	67,349	(70,773)	276,156
Accumulated other comprehensive income	5,397	462	5,522	(5,984)	5,397
Retained earnings (deficit)	33,924	70,309	(57,029)	(13,280)	33,924

Total stockholders’ equity	316,198	74,195	15,851	(90,046)	316,198

Total liabilities and stockholders’ equity	$707,717	$984,809	$162,456	$(742,328)	$1,112,654

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

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Six Months Ended June 30, 2007
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(10,143)	$16,688	$7,026	$—	$13,571

Cash flows from investing activities
Purchase of property, plant and equipment	—	(11,576)	(880)	—	(12,456)
Purchase of business, net of cash acquired	—	—	(781)	—	(781)
Disposal of business	—	21,676	—	—	21,676
Purchase of other intangibles	—	(263)	—	—	(263)
Purchase of short-term investments	—	(28)	(109)	—	(137)
Sale of short-term investments	—	—	10	—	10

Net cash provided by (used in) investing activities	—	9,809	(1,760)	—	8,049

Cash flows from financing activities
Issuance of common stock	8,913	—	—	—	8,913
Excess tax benefit from exercise of stock options	178	—	—	—	178
Payments on long-term debt	—	(28,123)	—	—	(28,123)

Net cash provided by (used in) financing activities	9,091	(28,123)	—	—	(19,032)

Cash used in discontinued operations
Operating activities	—	(691)	—	—	(691)

Net cash used in discontinued operations	—	(691)	—	—	(691)

Effect of exchange rates on cash	—	—	(152)	—	(152)

Net (decrease) increase in cash and cash equivalents	(1,052)	(2,317)	5,114	—	1,745

Cash and cash equivalents at beginning of period	1,138	22,905	5,008	—	29,051

Cash and cash equivalents at end of period	$86	$20,588	$10,122	$—	$30,796

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Six Months Ended July 1, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash provided by operating activities	$1,671	$28,129	$3,199	$—	$32,999

Cash flows from investing activities
Purchase of property, plant and equipment	—	(6,870)	(100)	—	(6,970)
Purchase of business, net of cash acquired	—	(23,986)	—	—	(23,986)
Purchase of investments in technology	—	(25,613)	(2,462)	—	(28,075)
Purchase of other intangibles	—	(1,000)	—	—	(1,000)
Purchase of short-term investments	—	(100)	(10)	—	(110)
Sale of short-term investments	—	15,176	14	—	15,190

Net cash used in investing activities	—	(42,393)	(2,558)	—	(44,951)

Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	362,538	—	—	—	362,538
Issuance of common stock	3,437	—	—	—	3,437
Intercompany notes	—	874	(874)	—	—
Excess tax benefit from exercise of stock options	389	—	—	—	389
Proceeds from short-term borrowings	21,000	—	—	—	21,000
Repayments of short-term borrowings	(21,000)	—	—	—	(21,000)
Financing charges paid on credit facility	(6,955)	—	—	—	(6,955)

Net cash provided by (used in) financing activities	359,409	874	(874)	—	359,409

Effect of exchange rates on cash	—	—	96	—	96

Net increase (decrease) in cash and cash equivalents	361,080	(13,390)	(137)	—	347,553

Cash and cash equivalents at beginning of period	1,567	21,751	7,567	—	30,885

Cash and cash equivalents at end of period	$362,647	$8,361	$7,430	$—	$378,438

NOTE 13. Income Taxes
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
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. As of December 31, 2006, the date of adoption , we had recorded a liability of approximately $0.2 million for the payment of interest and penalties.
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
NOTE 14. Other Contingencies
On March 15, 2006, we received a demand for arbitration by Robert A. Knarr, as shareholder representative, on behalf of the former shareholders of Cryogen, Inc. On December 30, 2002, we acquired Cryogen, Inc. pursuant to the Agreement and Plan of Merger, dated as of December 13, 2002, as amended, among our wholly-owned subsidiary, American Medical Systems, Inc., Cryogen and Robert A. Knarr, as shareholders’ representative. The arbitration demand alleges that we breached the merger agreement by, among other things, failing to use commercially reasonable efforts to promote, market and sell the Her Option® System and by acting in bad faith and thereby negatively impacting the former Cryogen shareholders’ right to an earnout payment under the merger agreement. The arbitration demand requests damages of the $110.0 million maximum earnout payment under the merger agreement. We believe Mr. Knarr’s claim is completely without merit, and we responded to the arbitration demand on March 30, 2006. On April 28, 2006, we filed a complaint in U.S. District Court for the District of Minnesota naming Mr. Knarr, certain former officers, directors and employees of Cryogen and JHK Investments LLC, a former Cryogen shareholder, as defendants, alleging that such defendants committed fraud and made negligent misrepresentations in connection with the sale of Cryogen, primarily related to reimbursement of the Her Option System, at the time of the acquisition. The parties have agreed to resolve both matters through a single arbitration. The arbitration hearing was completed in July 2007, and we are waiting for a decision from the arbitration panel. The arbitration panel has indicated that it intends to dismiss our fraud claim. We do not believe that the panel’s decision regarding our fraud claim will have any bearing on the panel’s decision regarding the shareholders’ representative breach of contract claim. We expect the panel to rule on the shareholders’ representative breach of contract claim in October 2008 after post-hearing briefing is completed. We have not recorded any accrual related to damages in this matter because any potential loss is not currently probable or reasonably estimable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements not of historical fact may be considered forward-looking statements. Written words such as “may,” “expect,” “believe,” “anticipate,” or “estimate,” or other variations of these or similar words, identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements as a result of many factors, including, but not limited to, those included on our Form 10-K, Part I, Item 1A for the year ended December 30, 2006, as updated by Item 1A of our Form 10-Q for the quarter ended March 31, 2007. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.
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
Overview
We are the world leader in developing and delivering innovative solutions to physicians treating men’s and women’s pelvic health conditions. Since becoming an independent company in 1998, we have built a business that delivers consistent growth, fueled by a robust pipeline of innovative products for significant, under-penetrated markets. Over the past seven years we have diversified our product portfolio, building on our traditional base of products for erectile restoration, men’s incontinence and urethral strictures, to include products and therapies targeted at benign prostatic hyperplasia (BPH) and urinary stones in men as well as urinary and fecal incontinence, pelvic organ prolapse and menorrhagia in women. We estimate these conditions affect over 320 million people in our global markets. Approximately 70 million of these men and women have conditions sufficiently severe so as to profoundly diminish their quality of life and significantly impact their relationships. Our product development and acquisition strategies have focused on expanding our product offering for surgical and office-based solutions and on adding less-invasive solutions for surgeons and their patients. Our primary physician customers include urologists, gynecologists, urogynecologists and colorectal surgeons.
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
Laserscope Acquisition
On July 20, 2006, we completed a cash offer for over 90 percent of the outstanding shares of common stock of Laserscope. On July 25, 2006, we acquired the remaining outstanding shares of Laserscope through a merger of Laserscope with our acquisition subsidiary, resulting in Laserscope becoming our wholly owned subsidiary.
The primary purpose of the Laserscope acquisition was to gain access to Laserscope’s line of medical laser systems and related energy delivery devices for outpatient surgical centers, hospital markets and, potentially, physician offices. Laserscope’s products are used in the minimally invasive surgical treatment of obstructive benign prostatic hyperplasia (BPH) and urinary stones.
The total acquisition price for Laserscope shares and options was $718.0 million, in addition to transaction costs of approximately $20.3 million and restructuring costs of approximately $10.6 million. The total purchase price, net of acquired cash on hand at closing of

$20.1 million and the loss from discontinued operations of the aesthetics business of $6.1 million, was $722.7 million. This purchase price does not include an additional $31.9 million in debt financing costs, which were incurred to finance the Laserscope acquisition. This transaction is more fully described in the Notes to Consolidated Financial Statements – No. 2, Acquisitions.
Results of Operations
The following table compares net sales by product line and geography for the three and six month periods of fiscal 2007 and 2006.

	Three Months Ended				Six Months Ended
(in thousands)	June 30, 2007	July 1, 2006	$ Increase	% Increase	June 30, 2007	July 1, 2006	$ Increase	% Increase

Sales
Men’s health	$78,267	$45,912	$32,355	70.5%	$151,938	$90,570	$61,368	67.8%
Women’s health	38,186	32,870	5,316	16.2%	72,900	61,836	11,064	17.9%

Total	$116,453	$78,782	$37,671	47.8%	$224,838	$152,406	$72,432	47.5%

Geography
United States	$85,136	$60,024	$25,112	41.8%	$164,076	$117,023	$47,053	40.2%
International	31,317	18,758	12,559	67.0%	60,762	35,383	25,379	71.7%

Total	$116,453	$78,782	$37,671	47.8%	$224,838	$152,406	$72,432	47.5%

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Percent of total sales
Men’s health	67.2%	58.3%	67.6%	59.4%
Women’s health	32.8%	41.7%	32.4%	40.6%

Total	100.0%	100.0%	100.0%	100.0%

Geography
United States	73.1%	76.2%	73.0%	76.8%
International	26.9%	23.8%	27.0%	23.2%

Total	100.0%	100.0%	100.0%	100.0%

The following table compares revenue, expense, and other income (expense) for the three and six months ended June 30, 2007 and July 1, 2006:

	Three Months Ended		$ Increase	% Increase	Six Months Ended		$ Increase	% Increase
(in thousands)	June 30, 2007	July 1, 2006	(Decrease)	(Decrease)	June 30, 2007	July 1, 2006	(Decrease)	(Decrease)

Net sales	$116,453	$78,782	$37,671	47.8%	$224,838	$152,406	$72,432	47.5%
Cost of sales	27,129	11,707	15,422	131.7%	53,484	23,437	30,047	128.2%

Gross profit	89,324	67,075	22,249	33.2%	171,354	128,969	42,385	32.9%

Operating expenses
Marketing and selling	41,694	29,370	12,324	42.0%	81,124	57,184	23,940	41.9%
Research and development	10,979	5,772	5,207	90.2%	22,129	13,554	8,575	63.3%
In-process research and development	—	28,075	(28,075)	-100.0%	—	28,075	(28,075)	-100.0%
General and administrative	10,587	7,635	2,952	38.7%	21,576	14,129	7,447	52.7%
Integration costs	92	—	92	0.0%	1,103	—	1,103	0.0%
Amortization of intangibles	4,749	1,785	2,964	166.1%	9,453	3,626	5,827	160.7%

Total operating expenses	68,101	72,637	(4,536)	-6.2%	135,385	116,568	18,817	16.1%

Operating income (loss)	21,223	(5,562)	26,785	-481.6%	35,969	12,401	23,568	190.0%

Royalty income	503	408	95	23.3%	1,182	861	321	37.3%
Interest income	293	434	(141)	-32.5%	629	756	(127)	-16.8%
Interest expense	(9,588)	(257)	(9,331)	3630.7%	(19,221)	(353)	(18,868)	5345.0%
Financing charges	(755)	(6,955)	6,200	-89.1%	(1,537)	(6,955)	5,418	-77.9%
Other income	351	436	(85)	-19.5%	1,974	290	1,684	580.7%

Income (loss) from continuing operations before income taxes	12,027	(11,496)	23,523	-204.6%	18,996	7,000	11,996	171.4%

Provision for income taxes	4,701	(3,401)	8,102	-238.2%	7,287	3,623	3,664	101.1%

Income (loss) from continuing operations	7,326	(8,095)	15,421	-190.5%	11,709	3,377	8,332	246.7%

Loss from discontinued operations, net of tax of $0.4 million	—	—	—	—	(691)	—	(691)	0.0%

Net income (loss)	$7,326	$(8,095)	$15,421	-190.5%	$11,018	$3,377	$7,641	226.3%

	Percent of Sales		Percent of Sales
	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	23.3%	14.9%	23.8%	15.4%

Gross profit	76.7%	85.1%	76.2%	84.6%

Operating expenses
Marketing and selling	35.8%	37.3%	36.1%	37.5%
Research and development	9.4%	7.3%	9.8%	8.9%
In-process research and development	—	35.6%	0.0%	18.4%
General and administrative	9.1%	9.7%	9.6%	9.3%
Integration costs	0.1%	—	0.5%	—
Amortization of intangibles	4.1%	2.3%	4.2%	2.4%

Total operating expenses	58.5%	92.2%	60.2%	76.5%

Operating income (loss)	18.2%	-7.1%	16.0%	8.1%

Royalty income	0.4%	0.5%	0.5%	0.6%
Interest income	0.3%	0.6%	0.3%	0.5%
Interest expense	-8.2%	-0.3%	-8.5%	-0.2%
Financing charges	-0.6%	-8.8%	-0.7%	-4.6%
Other income	0.3%	0.6%	0.9%	0.2%

Income (loss) from continuing operations before income taxes	10.3%	-14.6%	8.4%	4.6%

Provision for income taxes	4.0%	-4.3%	3.2%	2.4%

Income (loss) from continuing operations	6.3%	-10.3%	5.2%	2.2%

Loss from discontinued operations, net of tax	—	—	-0.3%	—

Net income (loss)	6.3%	-10.3%	4.9%	2.2%

Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended July 1, 2006
Net sales. Net sales of $116.5 million in the three months ended June 30, 2007 represented an increase of 47.8 percent compared to $78.8 million in the three months ended July 1, 2006. The increase included $28.4 million of sales from the Laserscope business, which we acquired in July 2006. The second quarter was impacted by the residual effect of product availability issues in the first quarter of 2007. These issues were resolved by the end of the second quarter. Growth in existing product lines continues to be benefited by the success of recent product launches, specifically the AdVance™ Male Sling and the AMS 700 MS™ , both introduced in the third quarter 2006, and the continued growth of our Uterine Health product Her Option.
Net sales men’s health products. Net sales of men’s health products increased 70.5 percent to $78.3 million in the three months ended June 30, 2007 compared to $45.9 million in the three months ended July 1, 2006. The largest portion of this increase is in prostate treatment sales, which includes the incremental $28.4 million of sales from the Laserscope business which we acquired in July 2006. This was offset by a unit decline in sales of our TherMatrx product, which is used for the treatment of non-obstructive BPH. Erectile restoration products experienced growth in dollars and units, largely driven by the continued success of the AMS 700 with the new Momentary Squeeze pump that features a one touch button design for easier deflation. The Male Continence product line, specifically the AMS 800 and the new AdVance Male Sling for the treatment of mild urinary incontinence, returned to healthy growth rates over the same period in 2006, after a slower previous quarter.
Net sales women’s health products. Net sales of our women’s health products increased 16.2 percent to $38.2 million in the three months ended June 30, 2007 compared to $32.9 million in the three months ended July 1, 2006. This growth was particularly evident in worldwide unit sales of Apogee® and Perigee® products. The Her Option product for the treatment of menorrhagia, or excessive menstrual bleeding, continues to grow significantly in unit sales year over year. The female continence product line continued to see unit growth, specifically in the Monarc® self-fixating sling.
Net sales by geography and foreign exchange effects. Net sales in the United States increased 41.8 percent to $85.1 million in the three months ended June 30, 2007 compared to $60.0 million in the three months ended July 1, 2006. Laser therapy revenues contributed $18.1 million of this increase. International net sales increased 67.0 percent to $31.3 million in the three months ended June 30, 2007 compared to $18.8 million in the three months ended July 1, 2006 and represented 26.9 percent and 23.8 percent of our total net sales during the three months ended June 30, 2007 and July 1, 2006, respectively. Laser therapy revenues contributed $10.2 million of this increase internationally. The overall sales growth was positively impacted by $1.3 million for the three months ended June 30, 2007 due to favorable currency exchange rates, mainly the Euro.
Cost of sales. Cost of sales as a percentage of sales increased to 23.3 percent during the current period, compared to 14.9 percent in the three month period ending July 1, 2006 primarily driven by the sales of laser consoles, which have a higher cost to manufacture, compared to our existing product lines, and where we experienced higher than anticipated rework costs during the period. Cost of sales in the core business as a percent of sales has generally benefited from relatively stable overhead costs, which account for more than a quarter of our cost of sales. Future cost of sales will continue to depend upon production levels, labor costs, raw material costs, product mix and our ability to reduce these costs over time especially within our laser therapy business.
Marketing and selling. Marketing and selling expenses increased $12.3 million in the second quarter of 2007 compared to the same period in the prior year primarily due to the worldwide sales force expansion in support of the $37.7 million increase in net sales along with continued support of laser therapy sales and new product launches. We plan to leverage marketing and selling expenses as a percentage of sales over the remainder of 2007, but we expect to continue investing in marketing and selling in support of increasing sales levels.
Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. The $5.2 million increase in research and development expense from the second quarter of 2006 to the second quarter of 2007 is related to the design reliability improvements for the Greenlight HPS system, and increased personnel and project work in the areas of applied research, product development, clinical studies, and regulatory filings. We expect total spending in research and development, over the longer term, to be approximately ten percent of sales.
In-process research and development. There were no in-process research and development (IPR&D) costs in the three month period of 2007 compared to $28.1 million for the same period of 2006. The IPR&D charges in 2006 related to our acquisitions of BioControl and Solarant and were $25.6 million and $2.5 million, respectively. In accordance with the rules of purchase accounting, we recognized a charge related to the value assigned to IPR&D for BioControl and Solarant at the time of acquisition. See Notes to Consolidated Financial Statements – No. 2, Acquisitions for additional information.

General and administrative. General and administrative expenses as a percentage of sales for the three month period of 2007 decreased by 0.6 percentage points from the comparable period in 2006. This decrease is due mainly to leveraging the increased revenues as a result of the Laserscope acquisition. Our objective remains to leverage general and administrative expense as a percentage of sales.
Integration costs. The $0.1 million of integration costs for the three month period of 2007 include costs incurred to integrate the acquired Laserscope operations into overall AMS operations, primarily for legal, consulting and retention bonuses. We believe these costs are now completed and do not expect further charges in future periods.
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
Royalty income. Our royalty income is primarily from the license of our intellectual property. It includes royalty payments for our stent-delivery technology and for sales of Celsion’s Prolieve® product. We do not directly influence sales of the products on which these royalties are based and cannot give any assurance as to future income levels. In June 2007, Celsion provided notice of their intent to prepay all royalties due as permitted by the agreement, and we accepted their calculation in July 2007. We will record royalty income of $3.1 million in the third quarter of 2007, and there will be no future royalties due under this agreement.
Interest income. Interest income decreased slightly during the three month period of 2007 compared to the same period of 2006 due to the cash on hand during the end of the second quarter of 2006 from the net proceeds of our Convertible Notes issued on June 27, 2006, just prior to closing on the acquisition of Laserscope.
Interest expense. Interest expense increased by $9.3 million in the three month period of 2007 from the same period in 2006, as it includes the interest incurred on our $373.8 million principal value of Convertible Notes, which carry a fixed interest rate of 3.25 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent (a weighted average rate of 7.7 percent at June 30, 2007). Average borrowings during the second quarter of 2007 on the Credit Facility were $337.2 million. The Financial Accounting Standards Board (“FASB”) is currently considering a proposal which would change the balance sheet classification of a component of these Convertible Notes between equity and debt and would result in additional non-cash economic interest cost being reflected in the income statement. This proposal could become effective as early as 2008 and could require a retroactive change to the current financial statements. We cannot predict if or when any such change would be implemented or the exact methodology that will be imposed. Any such change could have a significant impact on our reported or future financial results.
Financing charges. Financing charges in the three months ended June 30, 2007 are comprised of the amortization of the costs associated with the issuance of the Convertible Notes and the Credit Facility. Financing charges in the three months ended July 1, 2006 are comprised solely of a $7.0 million bridge loan commitment fee incurred in connection with financing our Laserscope acquisition.
Other income. The decrease in other income for the three months ended June 30, 2007 and July 1, 2006 primarily represents a gain as a result of re-measuring foreign denominated short term receivables to current exchange rates.
Provision for income taxes. Our effective income tax expense rate was 39.1 percent for the three months ended June 30, 2007. Our effective income tax benefit rate was 29.6 percent for the three months ended July 1, 2006. The 2006 income tax benefit rate reflected a non-deductible IPR&D charge which did not recur in the current year. Without the non-deductible IPR&D charge the income tax benefit rate would have been approximately 37.6 percent. The difference between the 37.6 percent in the second quarter of 2006 and the 39.1 percent in the second quarter of 2007 is primarily due to a reduction in the anticipated domestic manufacturing tax incentive, the complete phase-out of the Extraterritorial Income Exclusion, and a relative increase in the state rate in 2007 which were offset in part by an increase in the federal research and development tax credit and a reduction in non-deductible stock compensation expense in 2007.
Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended July 1, 2006
Net sales. Net sales increased 47.5 percent to $224.8 million in the six months ended June 30, 2007 compared to $152.4 million in the six months ended July 1, 2006. The increase was primarily driven by $55.3 million in sales from the Laserscope business, which we acquired in July 2006. Product availability issues materially impacted revenues in the first quarter of 2007. These issues had a residual effect in the second quarter. During the first quarter, vendor quality issues, combined with performance shortfalls in our internal manufacturing and demand planning efforts, resulted in an inability to consistently meet demand for several key product lines. These issues were resolved by the end of the second quarter. Growth in existing product lines was bolstered by the continued success of recent product launches, specifically the AdVance™ Male Sling and the AMS 700 MS™ and the continued unit growth of our Uterine Health product Her Option.
Net sales men’s health products. Net sales of men’s health products increased 67.8 percent to $151.9 million in the six months ended June 30, 2007 compared to $90.6 million in the six months ended July 1, 2006. Prostate treatment sales in the first half of 2007 included $55.3 million of sales from the Laserscope business, which we acquired in July 2006. This was offset by a decline in unit sales of our TherMatrx product, which is used for the treatment of non-obstructive BPH. Erectile restoration products grew in both units and revenue and was benefited by the continued success of the AMS 700 with the new Momentary Squeeze pump that features a one touch button design for easier deflation, which was launched late in 2006. The Male Continence product line, including the new AdVance Male Sling, for the treatment of mild urinary incontinence, experienced favorable growth, despite being impacted by lower than expected sales volumes in the first quarter of 2007, as physicians were deferring surgeries while they assessed how the AdVance Male Sling fits into their treatment regime.
Net sales women’s health products. Net sales of our women’s health products increased 17.9 percent to $72.9 million in the six months ended June 30, 2007 compared to $61.8 million in the six months ended July 1, 2006. In the first half of 2007, we continued to see healthy growth worldwide in unit sales of Apogee® and Perigee®. The Her Option product for the treatment of menorrhagia, or excessive menstrual bleeding, continues to grow significantly in unit sales year over year. The female continence product line continued to see unit growth, specifically in the Monarc® self-fixating sling.
Net sales by geography and foreign exchange effects. Net sales in the United States increased 40.2 percent to $164.1 million in the six months ended June 30, 2007 compared to $117.0 million in the six months ended July 1, 2006. Laser therapy products contributed $35.0 million of this increase. International net sales increased 71.7 percent to $60.8 million in the six months ended June 30, 2007 compared to $35.4 million in the six months ended July 1, 2006 and represented 27.0 percent and 23.2 percent of our total net sales during the six months ended June 30, 2007 and July 1, 2006, respectively. The laser therapy product line contributed $20.3 million of this increase. The overall sales growth was positively impacted by $2.5 million for the six months ended June 30, 2007 due to favorable currency exchange rates, mainly the Euro.
Cost of sales. Cost of sales as a percentage of sales increased 8.4 percentage points from the six month period ending July 1, 2006 to the six month period ended June 30, 2007 primarily driven sales of laser consoles, which have a higher cost to manufacture compared to our existing product lines, and where we experienced higher than anticipated rework costs during the period. Cost of sales in the core business as a percent of sales has generally benefited from relatively stable overhead costs, which account for more than a quarter of our cost of sales. Future cost of sales will continue to depend upon production levels, labor costs, raw material costs, product mix and our ability to reduce these costs over time especially within our laser therapy business.
Marketing and selling. Marketing and selling expenses increased $23.9 million in the first half of 2007 primarily due to the worldwide sales force expansion in support of the $72.4 million increase in net sales along with continued support of laser therapy sales and new product launches. We expect to continue investing in marketing and selling in support of increasing sales levels, but expect marketing and selling expenses will decrease as a percentage of sales over time.
Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. The $8.6 million increase in research and development expense from the first six months of 2006 to the first six months of 2007 is related to the design reliability improvements for the GreenLight HPS system, and increased personnel and project work in the areas of applied research, product development, clinical studies and regulatory filings. We expect total spending in research and development, over the longer term, to be approximately ten percent of sales.
In-process research and development. There were no in-process research and development (IPR&D) costs in the six month period of 2007 compared to $28.1 million for the same period in 2006. The IPR&D charges in 2006 related to our acquisitions of BioControl and Solarant and were $25.6 million and $2.5 million, respectively. In accordance with the rules of purchase accounting, we recognized a charge related to the value assigned to IPR&D for BioControl and Solarant at the time of acquisition. See Notes to Consolidated Financial Statements – No. 2, Acquisitions for additional information.
General and administrative. General and administrative expenses as a percentage of sales for the six month period of 2007 increased by 0.3 percentage points from the comparable period in 2006. This increase is due mainly to the Laserscope acquisition, and the continued expansion of the AMS infrastructure to sustain our revenue growth. Our objective remains to leverage general and administrative expense as a percentage of sales.
Integration costs. The $1.1 million of integration costs for the six month period of 2007 include costs incurred to integrate the acquired Laserscope operations into overall AMS operations, primarily for legal, consulting and retention bonuses. We do not anticipate further integration costs in future periods.
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The six month period of 2007 reflects increased amortization expense over the same period of 2006 primarily due to the amortization of intangible assets from the Laserscope acquisition. (See Notes to Consolidated Financial Statements – No. 2, Acquisitions.)

Royalty income. Our royalty income is primarily from the license of our intellectual property. It includes royalty payments for our stent-delivery technology and for sales of Celsion’s Prolieve® product. We do not directly influence sales of the products on which these royalties are based and cannot give any assurance as to future income levels. In June 2007, Celsion provided notice of their intent to prepay all royalties due as permitted by the agreement, and we accepted their calculation in July 2007. We will record royalty income of $3.1 million in the third quarter of 2007, and there will be no future royalties due under this agreement.
Interest income. Interest income decreased during the six month period of 2007 compared to the same period of 2006 due to the increase in cash in the second quarter of 2006 from the net proceeds of our Convertible Notes issued on June 27, 2006.
Interest expense. Interest expense increased by $18.9 million in the six month period of 2007 from the same period in 2006 due to interest incurred on our $373.8 million principal value of Convertible Notes, which carry a fixed interest rate of 3.25 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent (a weighted average rate of 7.7 percent at June 30, 2007). Average borrowings during the first half of 2007 on the Credit Facility were $343.0 million.
Financing charges. Financing charges in the six months ended June 30, 2007 are comprised of the amortization of the costs associated with the issuance of the Convertible Notes and the Credit Facility. Financing charges in the six months ended July 1, 2006 are comprised solely of a $7.0 million bridge loan commitment fee incurred in connection with financing our Laserscope acquisition.
Other income. The increase in other income in the first half of 2007 over the same period in 2006 is due primarily to the $1.6 million payment as part of our settlement agreement with the Celsion Corporation (Celsion) on February 8, 2007. This payment settled prior claims under the patent infringement suit we filed against Celsion in September 2006.
Provision for income taxes. Our effective income tax expense rate was 38.4 percent and 51.8 percent for the six months ended June 30, 2007 and July 1, 2006, respectively. The current period decrease in the effective tax rate is primarily due to the effects of the non-deductible IPR&D charge in 2006, along with the reinstatement of the federal research and development tax credit in 2007. These 2007 rate reductions were partially offset by the complete phase-out of the Extraterritorial Income (ETI) exclusion, lower relative domestic manufacturing tax incentives, and an increase in the relative state tax expense.
Liquidity and Capital Resources
Cash, cash equivalents and short term investments were $31.4 million as of June 30, 2007, compared to $29.5 million as of December 30, 2006. This increase is due primarily to cash from continuing operations and investing activities, which was substantially offset by financing activities.
Cash flows from operating activities. Net cash generated from operations was $13.6 million for the six month period of 2007, primarily driven by earnings from continuing operations of $11.7 million, adjusted for $15.0 million of depreciation and amortization and $6.3 million of non-cash stock option expense and related tax benefits. This increase was partially offset by cash used in working capital items of $19.8 million including accounts receivable, inventories, accounts payable, accrued expenses and other assets. Net cash generated from operations was $33.0 million for the six month period of fiscal 2006, resulting from net income of $3.4 million, adjusted for non-cash in-process research and development charges of $28.1 million, debt financing costs of $7.0 million, depreciation and amortization of $5.4 million and stock based compensation of $5.5 million. This increase was partially offset by cash used in working capital items of $16.6 million.
Cash flows from investing activities. Cash generated from investing activities was $8.0 million during the six month period of 2007, versus $45.0 million used during the same period of 2006. During the six month period of fiscal 2007, $21.7 million was generated from the sale of the Laserscope aesthetics business (net of $4.3 million for selling costs, loss on discontinued operations and change in asset balances), partially offset by purchases for property, plant and equipment. During the six month period of fiscal 2006, we made business and technology acquisitions including $25.6 million for certain assets of BioControl Medical, Ltd., and $2.5 million for Solarant Medical, Inc. In addition, cash of $24.0 million was paid during the six month period of 2006 as part of the contingent payments to the former TherMatrx shareholders.
Cash flows from financing activities. Cash used for financing activities was $19.0 million during the six month period of 2007, versus $359.4 million provided in the same period of 2006. During the six month period of 2007, $28.1 million was used for repayment of our Credit Facility, offset by $8.9 of cash received from the issuance of common stock, primarily due to employees exercising stock options. Cash generated in the six month period of 2006 included $362.5 million from the issuance of our Convertible Notes on June 27, 2006, and

$3.4 million from the issuance of common stock, offset by a $7.0 million bridge loan commitment fee incurred in connection with financing our Laserscope acquisition.
On January 20, 2005, we entered into a $150.0 million senior unsecured five year revolving credit facility with a $20.0 million sub-limit for the issuance of standby and commercial letters of credit, and a $10.0 million sub-limit for swing line loans. At our option, loans under this agreement (other than swing line loans) bore interest at a variable rate based on LIBOR or an alternate variable rate based on either prime rate or the federal funds effective rate, in each case plus a basis point spread determined by reference to our leverage ratio. During the second quarter of 2006 we borrowed $21.0 million on this facility. We repaid the outstanding balance with operating cash and voluntarily terminated this credit facility on June 27, 2006 upon the issuance of our Convertible Notes.
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
Prior to conversion, our Convertible Notes represent potentially dilutive common share equivalents that must be considered in our calculation of diluted earnings per share (EPS). When there is a net loss, common share equivalents are excluded from the computation because they have an anti-dilutive effect. In addition, when the conversion price of our Convertible Notes is greater than the average market price of our stock during any period, the effect would be anti-dilutive and we would exclude the Convertible Notes from the EPS computation. However, when the average market price of our stock during any period is greater than the conversion price of the Convertible Notes, the impact is dilutive and the Convertible Notes will affect the number of common share equivalents used in the diluted EPS calculation. The degree to which these Convertible Notes are dilutive increases as the market price of our stock increases.

The following table illustrates the number of common share equivalents that would potentially be included in weighted average common shares for the calculation of diluted EPS, assuming various market prices of our stock:

	The number of common share equivalents
If the average market	potentially included in the computation of		Percent
price of our stock is:	diluted EPS would be (1):		Dilution (2)
$ 19.00	—	(anti-dilutive)	0.0%
$ 25.00	4.3	million	5.6%
$ 30.00	6.8	million	8.6%
$ 35.00	8.6	million	10.6%

(1)	Common share equivalents are calculated using the treasury stock method, in accordance with EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.”

(2)	The percent dilution is based on 72,097,034 outstanding shares as of June 30, 2007.
For the three and six months ended June 30, 2007, our Convertible Notes were excluded from the diluted net income per share calculation because the conversion price was greater than the average market price of our stock.
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
The Credit Facility has a term of six years and consists of (i) a term loan facility in an aggregate principal amount of $365.0 million and (ii) a revolving credit facility in an aggregate principal amount of up to $65.0 million. The revolving credit facility has a $5.0 million sublimit for the issuance of standby and commercial letters of credit and a $5.0 million sublimit for swing line loans. We used borrowings under the Credit Facility to fund a portion of the purchase price for the acquisition of Laserscope, and pay fees and expenses related to the Credit Facility and the acquisition of Laserscope. The revolving credit facility is available to fund our ongoing working capital needs, including future capital expenditures and permitted acquisitions. As of June 30, 2007, we had $336.0 million of term debt outstanding under our Credit Facility.
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

The financial covenants specified in the Credit Facility are summarized as follows:

For The Fiscal
	Periods Ending	Required
Financial Covenants	Closest to	Ratio

Total Leverage Ratio	6/30/07	6.00:1.00 (maximum)
	9/30/07	5.50:1.00
	12/31/07	5.00:1.00
	3/31/08	4.75:1.00
	Reductions continuing until 6/30/10	3.00:1.00

Senior Leverage Ratio	6/30/07	3.00:1.00 (maximum)
	9/30/07	2.75:1.00
	12/31/07	2.50:1.00
	3/31/08	2.50:1.00
	Reductions continuing until 3/31/09	2.00:1.00

Interest Coverage Ratio	6/30/07	3.00:1.00 (minimum)
	9/30/07	3.25:1.00
	12/31/07	3.50:1.00
	3/31/08	3.50:1.00
	Increases continuing until 9/30/09	4.00:1.00

Fixed Charge Coverage Ratio	6/30/07	1.15:1.00 (minimum)
	9/30/07	1.15:1.00
	12/31/07	1.25:1.00
	3/31/08	1.25:1.00
	Increases continuing until 9/30/08	1.50:1.00

Maximum Capital Expenditures	12/31/07	$15 million
	12/31/08	$15 million
As of June 30, 2007, we were in compliance with all financial covenants as defined in our Credit Facility which are summarized as follows:

Financial Covenant	Required Covenant	Actual Result

Total Leverage Ratio (1)	6.00:1.00 (maximum)	5.73
Senior Leverage Ratio (2)	3.00:1.00 (maximum)	2.69
Interest Coverage Ratio (3)	3.00:1.00 (minimum)	3.15
Fixed Charge Coverage Ratio (4)	1.15:1.00 (minimum)	2.07
Maximum Capital Expenditures (5)	$15 million	$12.456 million

(1)	Total outstanding debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(2)	Total outstanding senior secured debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(3)	Ratio of Consolidated EBITDA for the trailing four quarters to interest expense for such period.

(4)	Ratio of Consolidated EBITDA for the trailing four quarters to fixed charges (cash interest expense, scheduled principal payments on debt, capital expenditures, income taxes paid, earn-out and milestone payments) for such period.

(5)	Includes expenditures of $6.1 million for the planned expansion of our corporate headquarters building and $3.2 million for the implementation of a new enterprise resource planning system. These projects were completed in the second quarter of 2007.
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

We expect to remain in compliance with these financial covenants. However, our lower than expected Consolidated Adjusted EBITDA in the first half of 2007, combined with the scheduled changes in covenants levels, is expected to narrow our compliance with certain covenants such as the required ratios for total leverage and interest coverage in the second half of 2007.
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
Our borrowing arrangements are more fully described in Notes to Consolidated Financial Statements – No. 12, Debt.
Cash commitments.
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
On May 8, 2006, we completed the acquisition of Solarant Medical, Inc. (Solarant), a privately funded company focused on the development of minimally invasive therapies for women who suffer from stress urinary incontinence. The purchase price is comprised of an initial payment of $1.0 million, potential milestone payments totaling $6.0 million contingent upon FDA approval of the therapy and the establishment of reimbursement codes for the hospital and office settings, and an earnout based on revenue growth during the first three years in the event of product commercialization. In addition to these acquisition payments, we previously funded $1.0 million of Solarant’s development efforts, which is included as part of the acquisition consideration. Richard Emmitt is a member and Elizabeth Weatherman is a former member of our Board of Directors, and each of them is a former member of the Solarant Board of Directors. In addition, investment funds with which Ms. Weatherman and Mr. Emmitt are affiliated are former shareholders of Solarant and will be entitled a share of any future purchase price payments we make related to Solarant. Neither Ms. Weatherman nor Mr. Emmitt was involved in deliberations regarding the Solarant transaction.
During 2006, we began construction of additional office space at our Minnesota headquarters. The facility was completed in the second quarter of 2007. Total cost of the project was $15.1 million.

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
Based on a sensitivity analysis, as of June 30, 2007, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a decrease in net income before income taxes of approximately $6.1 million over the next 12 months.
Currency
Our operations outside of the United States are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions and short term inter-company receivables from foreign subsidiaries are included in other (expense) income.
During the three and six month periods of fiscal 2007, revenues from sales to customers outside the United States were 26.9 percent and 27.0 percent of total consolidated revenues, respectively. International accounts receivable, inventory, cash, and accounts payable were 38.2 percent, 3.4 percent, 32.9 percent, and 10.4 percent of total consolidated accounts for each of these items as of June 30, 2007. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar in fiscal 2007 relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $0.9 million and $1.8 million during the three and six month periods of fiscal 2007, respectively.
At June 30, 2007, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $22.0 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $2.2 million. Actual amounts may differ.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2007, we implemented a new worldwide enterprise resource planning (ERP) system which involved the installation of new hardware and software and resulted in certain changes to business processes and internal controls impacting financial reporting. We have taken the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include providing training related to business process changes and the ERP system software to individuals using the ERP system to carry out their job responsibilities as well as those who rely on the financial information. Oversight activities have increased during the transition period and a support organization has been established to monitor system operations, answer user questions, resolve issues in a timely manner, and report trends to management. Also, redundant controls have been established in key areas to assure the accuracy of financial reporting.

Except for the implementation of our ERP system, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control over financial reporting that occurred during our last fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
On March 15, 2006, we received a demand for arbitration by Robert A. Knarr, as shareholder representative, on behalf of the former shareholders of Cryogen, Inc. On December 30, 2002, we acquired Cryogen, Inc. pursuant to the Agreement and Plan of Merger, dated as of December 13, 2002, as amended, among our wholly-owned subsidiary, American Medical Systems, Inc., Cryogen and Robert A. Knarr, as shareholders’ representative. The arbitration demand alleges that we breached the merger agreement by, among other things, failing to use commercially reasonable efforts to promote, market and sell the Her Option® System and by acting in bad faith and thereby negatively impacting the former Cryogen shareholders’ right to an earnout payment under the merger agreement. The arbitration demand requests damages of the $110.0 million maximum earnout payment under the merger agreement. We believe Mr. Knarr’s claim is completely without merit, and we responded to the arbitration demand on March 30, 2006. On April 28, 2006, we filed a complaint in U.S. District Court for the District of Minnesota naming Mr. Knarr, certain former officers, directors and employees of Cryogen and JHK Investments LLC, a former Cryogen shareholder, as defendants, alleging that such defendants committed fraud and made negligent misrepresentations in connection with the sale of Cryogen, primarily related to reimbursement of the Her Option System, at the time of the acquisition. The parties have agreed to resolve both matters through a single arbitration. The arbitration hearing was completed in July 2007, and we are waiting for a decision from the arbitration panel. The arbitration panel has indicated that it intends to dismiss our fraud claim. We do not believe that the panel’s decision regarding our fraud claim will have any bearing on the panel’s decision regarding the shareholders’ representative breach of contract claim. We expect the panel to rule on the shareholders’ representative breach of contract claim in October 2008 after post-hearing briefing is completed. We have not recorded any accrual related to damages in this matter because any potential loss is not currently probable or reasonably estimable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of stockholders was held on May 30, 2007.
At the meeting Martin J. Emerson, Albert Jay Graf and Robert McLellan, M.D. were reelected for a term expiring in May 2010. Richard B. Emmitt, Christopher H. Porter, Ph.D., and D. Verne Sharma continue to serve as directors for terms expiring in May 2008, and Jane E. Kiernan and Thomas E. Timbie continue to serve as directors for terms expiring in May 2009. Shareholders also ratified the appointment of Ernst & Young LLP as independent auditor for fiscal year 2007.
The results of the stockholder votes were as follows:

	For	Withheld
1. Election of Directors

Term expiring in 2010:
Martin J. Emerson	61,055,472	4,984,640
Albert Jay Graf	61,015,988	5,024,124
Robert McLellan, M.D.	61,062,268	4,977,844

				Broker
	For	Against	Abstain	Non-Votes
2. Ratification of Ernst & Young LLP as independent auditor for fiscal year 2007	65,784,948	246,976	8,188	—

ITEM 6.	EXHIBITS

Item No.	Item	Method of Filing
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS
HOLDINGS, INC

August 9, 2007	By	/s/ Martin J. Emerson

Date		Martin J. Emerson
President and Chief Executive Officer

August 9, 2007	By	/s/ Mark A. Heggestad

Date		Mark A. Heggestad
Executive Vice President and Chief Financial Officer

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Fiscal Quarter Ended June 30, 2007

Item No.	Item	Method of Filing
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.