Form 10-Q
period 2007-09-29
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2007-11-08
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
☐ Yes     ☑ No
     As of November 5, 2007 there were 72,236,943 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net sales	$109,041	$90,500	$333,879	$242,906
Cost of sales	24,441	18,865	77,925	42,302

Gross profit	84,600	71,635	255,954	200,604

Operating expenses
Marketing and selling	42,278	31,465	123,402	88,649
Research and development	9,918	9,295	32,047	22,849
In-process research and development	—	61,500	—	89,575
General and administrative	10,128	8,552	31,704	22,681
Integration costs	—	273	1,103	273
Amortization of intangibles	4,516	5,172	13,969	8,798

Total operating expenses	66,840	116,257	202,225	232,825

Operating income (loss)	17,760	(44,622)	53,729	(32,221)

Other (expense) income
Royalty income	3,482	479	4,664	1,340
Interest income	333	1,364	962	2,120
Interest expense	(9,460)	(8,907)	(28,681)	(9,260)
Financing charges	(1,130)	(491)	(2,667)	(7,446)
Other income	736	107	2,710	397

Total other (expense) income	(6,039)	(7,448)	(23,012)	(12,849)

Income (loss) from continuing operations before income taxes	11,721	(52,070)	30,717	(45,070)

Provision for income taxes	4,796	5,862	12,083	9,485

Net income (loss) from continuing operations	6,925	(57,932)	18,634	(54,555)

Loss from discontinued operations, net of tax benefit (see Note 3)	—	(672)	(691)	(672)

Net income (loss)	$6,925	$(58,604)	$17,943	$(55,227)

Net income (loss) per share
Basic net earnings (loss) from continuing operations	$0.10	$(0.83)	$0.26	$(0.78)
Discontinued operations, net of tax	—	(0.01)	(0.01)	(0.01)

Basic net earnings (loss)	$0.10	$(0.84)	$0.25	$(0.79)

Diluted net earnings (loss) from continuing operations	$0.09	$(0.83)	$0.25	$(0.78)
Discontinued operations, net of tax	—	(0.01)	(0.01)	(0.01)

Diluted net earnings (loss)	$0.09	$(0.84)	$0.24	$(0.79)

Weighted average common shares used in calculation
Basic	72,166	70,122	72,001	69,877
Diluted	73,740	70,122	73,605	69,877
The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 29, 2007	December 30, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$23,612	$29,051
Short term investments	639	490
Accounts receivable, net	99,268	91,938
Inventories, net	59,884	37,974
Deferred income taxes	10,832	11,065
Other current assets	10,003	21,572
Assets of discontinued operations	—	46,078

Total current assets	204,238	238,168

Property, plant and equipment, net	55,513	47,035
Goodwill	702,519	677,053
Developed and core technology, net	98,325	110,634
Other intangibles, net	48,869	50,022
Investment in technology and other assets	1,740	1,148
Other long-term assets, net	2,636	3,031

Total assets	$1,113,840	$1,127,091

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,286	$15,430
Accrued compensation expenses	17,925	17,019
Accrued warranty expense	3,594	2,715
Income taxes payable	4,092	—
Other accrued expenses	30,356	47,891
Liabilities of discontinued operations	—	19,478

Total current liabilities	74,253	102,533

Long-term debt	667,664	713,456
Deferred income taxes	29,760	22,296
Long-term income taxes payable	9,683	4,584
Long-term employee benefit obligations	3,060	3,060

Total liabilities	784,420	845,929

Stockholders’ equity
Common stock, par value $.01 per share; authorized 220,000,000 shares; issued and outstanding:
72,187,224 shares at September 29, 2007 and 71,059,312 shares at December 30, 2006	722	711
Additional paid-in capital	280,747	253,127
Accumulated other comprehensive income	7,102	4,155
Retained earnings	40,849	23,169

Total stockholders’ equity	329,420	281,162

Total liabilities and stockholders’ equity	$1,113,840	$1,127,091

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2007	September 30, 2006
Cash flows from operating activities
Net income (loss)	$17,943	$(55,227)
Loss from discontinued operations	(691)	(672)

Income (loss) from continuing operations	18,634	(54,555)

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities
Depreciation	6,229	4,031
(Gain) loss on asset disposals	(15)	331
Amortization of intangibles	13,969	8,798
Amortization of deferred financing costs	2,667	491
In-process research and development charges	—	89,575
Financing charges on credit facility	—	6,955
Excess tax benefit from excercise of stock options	(213)	(1,515)
Tax benefit on exercised stock option arrangements	744	5,614
Change in net deferred income taxes	7,440	4,701
Stock based compensation	9,142	6,980

Changes in operating assets and liabilities:
Accounts receivable	(2,919)	(8,489)
Inventories	(29,830)	(3,456)
Accounts payable and accrued expenses	(19,861)	27,807
Other assets	21,817	(22,594)

Net cash provided by operating activities	27,804	64,674

Cash flows from investing activities
Purchase of property, plant and equipment	(13,930)	(13,484)
Purchase of business, net of cash acquired	(781)	(750,853)
Disposal of business	21,675	—
Purchase of investments in technology	—	(28,075)
Purchase of other intangibles	(379)	(1,020)
Purchase of short-term investments	(14,137)	(139)
Sale of short-term investments	14,010	15,189

Net cash provided by (used in) investing activities	6,458	(778,382)

Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	361,218
Proceeds from senior secured credit facility, net of issuance costs	—	352,754
Issuance of common stock	10,059	8,321
Excess tax benefit from exercise of stock options	213	1,515
Proceeds from short-term borrowings	—	25,000
Repayments of short-term borrowings	—	(25,000)
Payments on long-term debt	(48,919)	—
Financing charges paid on credit facility	—	(6,955)

Net cash (used in) provided by financing activities	(38,647)	716,853

Cash (used in) provided by continuing operations	(4,385)	3,145

Cash used in discontinued operations
Operating activities	(691)	(672)

Cash used in discontinued operations	(691)	(672)

Effect of currency exchange rates on cash	(363)	719

Net (decrease) increase in cash and cash equivalents	(5,439)	3,192
Cash and cash equivalents at beginning of period	29,051	30,885

Cash and cash equivalents at end of period	$23,612	$34,077

Supplemental disclosure
Cash paid for interest	$20,891	$935
Cash (refunded) paid for taxes	$(11,211)	$16,798
Stock issued to settle contingent liabilities under InnovaQuartz purchase agreement	$7,371	$—
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
We have a 52 or 53 week fiscal year ending on the Saturday nearest December 31. Accordingly, the third fiscal quarters of 2007 and 2006 are represented by the three month periods ended on September 29, 2007 and September 30, 2006, respectively.
In the first quarter of fiscal year 2007, consistent with the plans announced with the Laserscope acquisition, we sold the Laserscope aesthetics business. The results of operations for this business for the period prior to the sale, which occurred January 16, 2007, are presented in the discontinued operations section of the statements of operations for the nine months ended September 29, 2007. The results of operations of the aesthetics business for the three and nine months ended September 30, 2006 are presented in the discontinued operations section of the statements of operations beginning from the date of acquisition of July 20, 2006. The assets and liabilities of the aesthetics business are presented as Assets and Liabilities of discontinued operations in the balance sheet as of December 30, 2006. Unless otherwise noted, disclosures of revenues and expenses in the Notes to Consolidated Financial Statements refer to continuing operations only.
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
The total acquisition price for Laserscope shares and options was $718.0 million, in addition to transaction costs of approximately $22.6 million and restructuring costs of approximately $15.4 million. The total purchase price, net of acquired cash on hand at closing of $20.1 million and the loss from discontinued operations of the aesthetics business of $6.1 million, was $729.8 million. This purchase price does not include an additional $31.9 million in debt financing costs, which were incurred to finance the Laserscope acquisition.
Our consolidated financial statements for the three and nine months ended September 29, 2007 include the financial results of Laserscope, and our consolidated financial statements for the three and nine months ended September 30, 2006 include the financial results of Laserscope beginning from the acquisition date of July 20, 2006. As described in Note 3, Discontinued Operations and Sale of Aesthetics Business, we sold Laserscope’s aesthetics business in the first quarter of 2007.

Financing
Our acquisition of Laserscope was partially funded through the issuance of $373.8 million in principal amount of our 3.25 percent Convertible Senior Subordinated Notes (Convertible Notes) on June 27, 2006. In addition, in conjunction with the Laserscope acquisition, our wholly-owned subsidiary, American Medical Systems, Inc. (AMS), entered into a credit and guarantee agreement (the Credit Facility) for a $430.0 million six-year senior secured credit facility on July 20, 2006. As of September 29, 2007, a total of $315.2 million of term loan borrowings were outstanding under the credit facility. These financings are more fully described in Note 12, Debt.
Purchase Accounting
The aggregate Laserscope purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The estimate of the excess of purchase price over the fair value of net tangible assets acquired was allocated to identifiable intangible assets and goodwill. The following table summarizes the estimate of fair value of the identifiable tangible and intangible assets and goodwill, net of liabilities assumed, that were acquired as part of the Laserscope acquisition:

(in thousands)	Amount

Developed and core technology	$88,700
Trademarks	40,800
In-process research and development	62,100
Assets sold, net of tax	14,781
Tangible assets acquired, net of liabilities assumed	11,769
Deferred tax liability on assets acquired, net of deferred tax assets	(17,976)
Goodwill	529,643

Estimated fair value of identifiable tangible and intangible assets and goodwill, net of cash acquired and liabilites assumed	$729,817

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
Restructuring Costs
In fiscal year 2006, we recorded restructuring costs of approximately $7.5 million associated primarily with employee terminations and benefits for certain employees of Laserscope. These costs were recognized as liabilities assumed in the purchase business combination and are reflected as an increase to goodwill. These costs represent management’s approved reduction of the Laserscope workforce by 35 employees, mainly in administrative departments and transferred job functions, as well as costs associated with change-in-control provisions of certain Laserscope employment contracts. Our management approved these restructuring plans in the third quarter of 2006. Adjustments were made to these plans during 2007, primarily due to the completion of termination and benefit negotiations with certain employees, resulting in a decrease to this liability of $1.1 million. This adjustment was recorded as a decrease to goodwill. As of September 29, 2007, we have made cash payments related to severance and benefits of $5.9 million.

In addition, in the third quarter of 2006, we established a plan to exit certain contracts and activities of Laserscope. As a result of this plan, we recorded a liability of $2.0 million in fiscal year 2006 related to contract terminations and other restructuring costs, which was recognized as a liability assumed in the purchase business combination and reflected as an increase to goodwill. During 2007, we recorded adjustments to increase the liability by $7.0 million, to reflect additional information we obtained regarding the likely outcome of these restructuring activities. As of September 29, 2007, we have made payments and settlements of $3.7 million related to these exit activities. We expect our efforts to resolve these items will continue throughout 2008.
The following table summarizes activity related to the restructuring program that occurred during the first nine months of 2007:

	Restructuring			Restructuring
	Liability as of	Adjustment to	Cash Payments /	Liability as of
(in thousands)	December 30, 2006	Liability	Settlements	September 29, 2007

Severance and benefits	$7,204	$(1,069)	$(5,605)	$530
Contract terminations and other	1,993	6,978	(3,703)	5,268

Total restructuring	$9,197	$5,909	$(9,308)	$5,798

Integration Costs
In the nine months ended September 29, 2007, we recorded $1.1 million of integration costs associated with the Laserscope acquisition, primarily related to legal, consulting and retention bonuses. These integration costs are included in operating expenses.
Our consolidated financial statements for the three and nine months ended September 29, 2007 include the financial results of Laserscope. The following table contains pro forma results for the three and nine months ended September 30, 2006, as if the acquisition had occurred at the beginning of 2006:

	Three Months Ended	Nine Months Ended
(in thousands except per share data)	September 30, 2006	September 30, 2006

Revenues from continuing operations	$94,750	$291,786
Revenues from discontinued operations	6,484	23,834

Total revenues	$101,234	315,620

Net loss	$3,338	$4,453
Net loss per share:
Basic	$0.05	$0.06
Diluted	$0.05	$0.06
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
We used cash on hand to make the initial payment.

The purchase price is currently allocated as follows:

(in thousands)	Amount

In-process research and development (including $0.8 million in acquisition costs)	$2,054
Liabilities assumed, net of tangible assets acquired	(88)
Deferred tax asset acquired	981

Initial purchase price, net of cash acquired through September 29, 2007	$2,947

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
The purchase price, including earned contingent payments, is currently allocated as follows:

(in thousands)	Amount

In-process research and development (including $0.7 million in acquisition costs)	$13,554
Intangible royalty agreement (including $0.2 million in acquisition costs)	2,970
Liabilities assumed, net of tangible assets acquired	(732)
Deferred tax liability on assets acquired	(385)

Initial purchase price, net of cash acquired through September 29, 2007	$15,407

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
On January 16, 2007, we sold Laserscope’s aesthetics business to Iridex Corporation (Iridex) for a sale price consisting of $26.0 million of cash consideration and 213,435 shares of Iridex unregistered common stock (subject to certain post-closing adjustments), and up to an additional $9.0 million as determined by the book value of certain inventory following termination of a manufacturing transition period of approximately six to nine months. The terms of the sale include an obligation on our part to indemnify the buyer against certain potential liabilities, including for breaches of representations and warranties we made in the asset purchase agreement, for a period of twelve months. In August 2007, we agreed with Iridex Corporation on the amount and payment plan for the final post-closing purchase price adjustment and an amount for the fair value of inventory to be purchased at the termination of the manufacturing transition period. The agreement included an increase to the purchase price of $1.1 million and an additional $4.1 million for the purchase of inventory. Pursuant to the payment plan, Iridex will pay these amounts in scheduled payments through the third quarter of 2008, and accordingly, these amounts are included in other current assets, net of applicable reserves. Included in investment in technology and other assets is $1.2 million for the value of unregistered Iridex common stock received in the transaction. The common stock are subject to restrictions on sale through January 2009.

In accordance with Statement of Financial Accounting Standards No. 144, SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of the aesthetics business for the period prior to the sale, which occurred January 16, 2007, are presented in the discontinued operations section of the statements of operations for the nine months ended September 29, 2007. The results of operations of the aesthetics business for the three and nine months ended September 30, 2006 are presented in the discontinued operations section of the statements of operations beginning from the date of acquisition of July 20, 2006. Prior to the disposal, the assets and liabilities of this business were recorded at estimated fair value less cost to sell, net of taxes, and are presented as held for sale in our consolidated balance sheet as of December 30, 2006.
The following table represents the results of discontinued operations for the three and nine months ended September 29, 2007 and September 30, 2006:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net sales	$—	$5,672	$515	$5,672

Loss from discontinued operations before income taxes	—	(1,082)	(1,075)	(1,082)
Income tax benefit	—	410	384	410

Loss from discontinued operations, net of taxes	$—	$(672)	$(691)	$(672)

Since the aesthetics business was acquired as part of the Laserscope transaction, the loss from discontinued operations, net of tax, is a reduction to goodwill in the purchase price allocation.
In accordance with Emerging Issues Task Force (EITF) Abstract No. 87-24, Allocation of Interest to Discontinued Operations, interest on our debt that is required to be repaid as a result of the disposal transaction has been allocated to discontinued operations. During the nine months ended September 29, 2007, we were required to repay $16.4 million under our Credit Facility due to the disposal transaction. Our results of discontinued operations include interest expense and financing charges of $0.5 million for the nine months ended September 29, 2007. This amount includes an adjustment of $0.4 million to reflect extinguishment of a proportionate share of the debt discount and debt issuance costs. An additional debt repayment will be made as we receive the final payments from Iridex under the payment plan.
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
In conjunction with the sale of the aesthetics business, we entered into a supply agreement with Iridex whereby we agreed to manufacture and supply to Iridex certain aesthetics devices during a transition period. The agreement expired on October 16, 2007. Iridex reimburses us for our cost to produce the products. We have received the final purchase orders under the supply agreement and certain of these purchase orders will be delivered after expiration of the agreement. We expect delivery to be completed by the end of January 2008.
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
NOTE 4. Stock-Based Compensation
At September 29, 2007, we have one active stock-based employee compensation plan under which new awards may be granted. Awards may include incentive stock options, non-qualified option grants or restricted stock. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), SFAS 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized in the periods after adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Amounts recognized in our financial statements related to stock-based compensation were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Cost of sales	$364	$96	$1,140	$251
Marketing and selling	1,070	703	3,154	2,454
Research and development	677	471	2,080	1,505
General and administrative	1,265	633	2,768	2,770

Total stock-based compensation expense	$3,376	$1,903	$9,142	$6,980

Our 2005 Stock Incentive Plan (2005 Plan), which replaced our 2000 Equity Incentive Plan (2000 Plan), permits the grant of share options and shares to our employees, consultants and directors of up to 6,600,000 shares of common stock, plus the number of shares under our 2000 Plan as of May 5, 2005 subject to outstanding option adjustments. We have 3,555,485 shares available for future grants under our 2005 Plan.
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
Activity under our 2000 and 2005 plans for the nine months ended September 29, 2007 was as follows:

		Weighted average	Aggregate
	Options	exercise price	Intrinsic
	outstanding	per share	Value
			(in thousands)
Balance at December 30, 2006	7,255,574	$14.25
Granted	1,124,000	19.75
Exercised	(586,172)	14.00
Cancelled or expired	(392,068)	18.59

Balance at September 29, 2007	7,401,334	$14.88	$25,831

Options exercisable at September 29, 2007	4,505,537	$12.08	$25,482

The total intrinsic value of options exercised during the three and nine months ended September 29, 2007 was $0.4 million and $3.4 million, respectively.
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

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Fair value of options granted	$6.29	$7.14	$7.08	$7.50
Risk free interest rate	4.38%	4.92%	4.68%	4.73%
Expected dividend rate	—	—	—	—
Stock price volatility	30.89%	35.16%	32.95%	35.25%
Expected life of option	4.3 years	5.1 years	4.7 years	4.7 years
As of September 29, 2007, we had $21.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 2.5 years.

Restricted Stock
Restricted stock awards are granted to employees under the 2005 Stock Incentive Plan upon hire or based on performance criteria established by management. Restricted stock awards are independent of stock option awards and are subject to forfeiture if employment terminates prior to the release of the restrictions. We grant restricted stock which generally vests over a four year period. During the vesting period, ownership of the shares cannot be transferred. Restricted stock is considered issued and outstanding at the grant date and has the same dividend and voting rights as other common stock. We recognize compensation expense for the fair value of the restricted stock grants issued based on the closing stock price on the date of grant. The plan does not designate the specific number of shares available for restricted stock grants, as these are issued from the full pool of shares available under the 2005 Stock Incentive Plan. The option pool is reduced by two shares for each restricted share granted.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (ESPP) which allows employees to elect, in advance of each calendar quarter, to contribute up to 10 percent of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85 percent of the fair market value on the first or last day of each quarter. Compensation expense recognized on shares issued under our ESPP is based on the value to the employee of the 15 percent discount applied to the stock price. The number of shares reserved under the plan, as amended, is 1,000,000 common shares. Shares issued under the plan through September 29, 2007 total 726,496, with a balance available to be issued of 273,504. Shares purchased under the employee stock purchase plan were 46,973 during the quarter.
NOTE 5. Earnings per Share
The following table presents information necessary to calculate basic and diluted net income from continuing operations per common share and common share equivalents.

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net income (loss) from continuing operations	$6,925	$(57,932)	$18,634	$(54,555)

Weighted-average shares outstanding for basic net income per share	72,166	70,122	72,001	69,877
Dilutive effect of stock options and restricted shares	1,574	—	1,604	—

Adjusted weighted-average shares outstanding for diluted net income per share	73,740	70,122	73,605	69,877

Net income (loss) per share
Basic net earnings (loss) from continuing operations	$0.10	$(0.83)	$0.26	$(0.78)
Diluted net earnings (loss) from continuing operations	$0.09	$(0.83)	$0.25	$(0.78)
There were 3,891,772 and 3,785,933 weighted shares outstanding for the quarter and nine month period ended September 29, 2007, respectively, that were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive. For the third quarter and first nine months ended September 30, 2006, there were 7,955,661 and 8,037,301 weighted shares outstanding, respectively, that were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive. In addition, our Convertible Notes were excluded from the diluted net income per share calculation in the three and nine months ended September 29, 2007 and September 30, 2006 because the conversion price was greater than the average market price of our stock during the periods.
NOTE 6. Inventories
Inventories consist of the following as of September 29, 2007 and December 30, 2006:

(in thousands)	September 29, 2007	December 30, 2006

Raw materials	$18,896	$13,321
Work in process	8,062	10,878
Finished goods	35,989	16,279
Obsolescence reserve	(3,063)	(2,504)

Net inventories	$59,884	$37,974

NOTE 7. Warranties
Many of our products are sold with warranty coverage for periods ranging from one year up to the patient’s lifetime. The warranty allowance is our estimate of the expected future cost of honoring current warranty obligations. Factors influencing this estimate include historical claim rates, surgical infection rates, changes in product performance or deviations in product performance against our reliability commitments, the frequency of use of a prosthetic implant by the patient, patients’ performance expectations and changes in the terms of our policies.
Changes in the warranty balance during the first nine months of fiscal 2007 and 2006 are listed below:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Balance, beginning of period	$2,808	$1,774	$2,715	$1,618
Provisions for warranty	1,904	631	4,418	938
Warranty allowance from acquisition	—	840	—	840
Claims processed	(1,118)	(337)	(3,539)	(488)

Balance, end of period	$3,594	$2,908	$3,594	$2,908

NOTE 8. Comprehensive Income (Loss)
Comprehensive income (loss) is net income (loss) adjusted for the impact of foreign currency translation. Comprehensive income (loss) for the three and nine month periods in fiscal 2007 and 2006 was:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net income (loss)	$6,925	$(58,604)	$17,943	$(55,227)
Foreign currency translation gain (loss), net of taxes	1,705	(392)	2,947	(1,465)

Comprehensive income (loss)	$8,630	$(58,996)	$20,890	$(56,692)

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
We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia and South America, who then sell the products to medical institutions. No customer or distributor accounted for five percent or more of net sales during the three and nine month periods ended September 29, 2007 or September 30, 2006. Foreign subsidiary sales are predominantly to customers in Western Europe, Canada, Australia and Brazil and our foreign subsidiary assets are located in the same countries.
The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

United States
Net sales	$78,992	$70,466	$243,068	$187,489
Long-lived assets	891,744	871,313	891,744	871,313

International
Net sales	30,049	20,034	90,811	55,417
Long-lived assets	17,857	15,005	17,857	15,005

NOTE 10. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine month period ending September 29, 2007 were:

Nine Months Ended
(in thousands)	September 29, 2007

Goodwill, beginning of the period	$677,053
Additions and adjustments	24,248
Effect of currency translation	1,218

Goodwill, end of the period	$702,519

The changes during the current period relate primarily to adjustments in purchase accounting for the Laserscope acquisition.
The following table provides additional information concerning intangible assets:

	September 29, 2007			December 30, 2006
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	value	amount	amortization	value

Developed and core technology	$137,675	$(39,350)	$98,325	$137,553	$(26,919)	$110,634

Other intangibles
Amortized
Patents	10,313	(8,911)	1,402	10,127	(8,761)	1,366
Licenses	9,158	(6,222)	2,936	8,962	(5,453)	3,509
Royalty agreement	2,970	(671)	2,299	2,970	(385)	2,585
Trademarks	2,208	(776)	1,432	—	—	—

Total amortized other intangible assets	24,649	(16,580)	8,069	22,059	(14,599)	7,460

Unamortized
Trademarks	40,800	—	40,800	42,562	—	42,562

Total other intangibles	65,449	(16,580)	48,869	64,621	(14,599)	50,022

Total intangible assets	$203,124	$(55,930)	$147,194	$202,174	$(41,518)	$160,656

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Amortization expense	$4,516	$5,172	$13,969	$8,798
The estimated amortization expense for currently-owned intangibles, as presented above, for the years 2007 through 2011 is $18.3 million, $17.1 million, $17.0 million, $16.2 million and $15.5 million, respectively.
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
On July 20, 2006, we entered into a Credit Facility led by CIT Healthcare LLC, which is described in Note 12, Debt.

Bridge Loan Commitment Fee
In June 2006, in preparation for the acquisition of Laserscope, we obtained a commitment for up to $180 million of senior subordinated unsecured financing. We incurred a commitment fee of $7.0 million for the financing commitment, but did not use the financing. The commitment fee was recorded as a financing charge in the nine month period ended September 30, 2006.
NOTE 12. Debt; Amendment of Credit Facility (Subsequent Event)
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
The Credit Facility provides for a $430.0 million six-year senior secured credit facility which consists of (i) a term loan facility in an aggregate principal amount of $365.0 million and (ii) a revolving credit facility in an aggregate principal amount of up to $65.0 million. The revolving credit facility has a $5.0 million sublimit for the issuance of standby and commercial letters of credit and a $5.0 million sublimit for swing line loans. Funds under the Credit Facility were used to fund a portion of the purchase price for the acquisition of Laserscope, and pay fees and expenses related to the Credit Facility and the acquisition of Laserscope. The revolving credit facility is available to fund ongoing working capital needs of AMS, including future capital expenditures and permitted acquisitions. As of September 29, 2007, there were $315.2 million of term loans outstanding under the Credit Facility.
In addition to initial Credit Facility fees and reimbursement of Administrative Agent expenses, we are obligated to pay (i) a fee based on the total revolving commitments, and (ii) a fee based on the maximum amount available to be drawn under the letters of credit issued under the Credit Facility, each of which is payable quarterly in arrears to the Administrative Agent for the ratable benefit of each Lender. At our option, any loan under the Credit Facility (other than swing line loans) bears interest at a variable rate based on LIBOR or an alternative variable rate based on the greater of the prime rate as quoted in The Wall Street Journal as the prime rate (Prime Rate) or the federal funds effective rate plus 0.5 of 1.0 percent (Federal Funds Rate) plus an applicable margin. The applicable margin for term loans based on LIBOR is 2.25 percent per annum, while the applicable margin for term loans based on the Prime Rate or the Federal Funds Rate is 1.25 percent per annum. As of September 29, 2007 all debt under the Credit Facility had a variable interest rate based on the LIBOR index.
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
The term loan will amortize 1.0 percent of the current principal balance in each of the first five years from the closing date and the remaining 95 percent will amortize in the final year of the term loan. All amortization payments are due and payable on a quarterly basis. In addition, mandatory prepayments are due under the credit facility equal to (i) 75 percent of Excess Cash Flow (defined generally as net income, plus depreciation and amortization and other non-cash charges including IPR&D, plus decreases or minus increases in working capital, minus capital expenditures (to the extent not financed) and amortization payments with respect to the term loan, and any other indebtedness permitted under the loan documents) with a step-down of 50 percent of Excess Cash Flow when the Total Leverage Ratio is less than 4.00 to 1.00, (ii) 100 percent of the net proceeds of any asset sale (subject to a limited reinvestment option and a $2.5 million exception), (iii) 100 percent of the net proceeds of any debt (including convertible securities) or preferred stock issuance, and (iv) 50 percent of the net proceeds of any other equity issuance. Amounts due under the Credit Facility may also be voluntarily prepaid without premium or penalty. Amortization and other prepayments of $20.8 million and $48.9 million were made during the three and nine months ended September 29, 2007, respectively, including $16.4 million during the first half of 2007 for prepayments related to the disposal of the aesthetics business.
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
Fees of $10.5 million are classified as debt discount and are being accreted to interest expense using the effective interest method over a six year period. Additional debt issuance costs of approximately $1.8 million are recorded as other long term assets and are being amortized over six years using the straight-line method. Upon payment of the prepayments described above, a pro rata portion of the related fees and debt issuance costs, or $0.6 million and $1.4 million, were immediately charged to financing charges in the quarter and nine months ending September 29, 2007, respectively. Of these charges, $0.4 million related to the sale of the aesthetics business and were charged to discontinued operations in the nine months ended September 29, 2007.
Amendment of Credit Facility (Subsequent Event)
On October 29, 2007, we entered into a First Amendment of our Credit Facility to modify certain financial covenant ratios as defined in the Credit Facility (the Amendment). Pursuant to the terms of the Amendment, certain of the financial tests and covenants provided in Section 6.8 of the Credit Facility were amended and restated, including the interest coverage ratio, the total leverage ratio, the fixed charge coverage ratio, and the maximum consolidated capital expenditures.
The following table reflects the fiscal quarter ended nearest to the period where a change to the financial covenants applies:
Total Leverage Ratio

Fiscal Quarter Ending	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09
Original Covenant	5.00	4.75	4.50	4.25	4.00	4.00	3.75
Amended Covenant	5.50	5.25	5.00	4.75	4.50	4.25	4.00
Interest Coverage Ratio

Fiscal Quarter Ending	12/31/07	3/31/08	9/30/08
Original Covenant	3.50	3.50	3.75
Amended Covenant	3.25	3.25	3.50
Fixed Charge Coverage Ratio

Fiscal Quarter Ending	9/30/08	12/31/08
Original Covenant	1.50	1.50
Amended Covenant	1.40	1.40
Maximum Consolidated Capital Expenditures

Fiscal Year Ending	12/31/07
Original Limit	$15.0M
Amended Limit	$16.5M
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
The following supplemental condensed consolidating financial information presents the statements of operations for each of the three and nine month periods ended September 29, 2007 and September 30, 2006, the balance sheets as of September 29, 2007 and December 30, 2006, and the statements of cash flows for each of the nine month periods ended September 29, 2007 and September 30, 2006, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group. In the condensed consolidating financial statements, we and the Guarantor Subsidiaries account for investment in wholly-owned subsidiaries using the equity method.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended September 29, 2007
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$102,208	$21,904	$(15,071)	$109,041

Cost of sales	—	24,148	15,159	(14,866)	24,441

Gross profit	—	78,060	6,745	(205)	84,600

Operating expenses
Marketing and selling	—	35,206	7,072	—	42,278
Research and development	—	9,757	161	—	9,918
General and administrative	—	10,116	12	—	10,128
Integration costs	—	—	—	—	—
Amortization of intangibles	—	3,646	870	—	4,516

Total operating expenses	—	58,725	8,115	—	66,840

Operating income (loss)	—	19,335	(1,370)	(205)	17,760

Other (expense) income
Royalty income	—	3,482	—	—	3,482
Interest income	—	473	14	(154)	333
Interest expense	(3,037)	(6,376)	(196)	149	(9,460)
Financing charge	(105)	(1,025)	—	—	(1,130)
Other income (expense)	—	525	195	16	736

Total other (expense) income	(3,142)	(2,921)	13	11	(6,039)

(Loss) income before income taxes	(3,142)	16,414	(1,357)	(194)	11,721

Provision for income taxes	(1,286)	6,716	(555)	(79)	4,796
Equity in earnings of subsidiary	8,896	(802)	—	(8,094)	—

Net income (loss)	$7,040	$8,896	$(802)	$(8,209)	$6,925

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Nine Months Ended September 29, 2007
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$306,997	$67,988	$(41,106)	$333,879

Cost of sales	—	75,939	42,582	(40,596)	77,925

Gross profit	—	231,058	25,406	(510)	255,954

Operating expenses
Marketing and selling	—	99,790	23,612	—	123,402
Research and development	—	31,797	250	—	32,047
General and administrative	—	31,631	73	—	31,704
Integration costs	—	1,103	—	—	1,103
Amortization of intangibles	—	11,359	2,610	—	13,969

Total operating expenses	—	175,680	26,545	—	202,225

Operating income (loss)	—	55,378	(1,139)	(510)	53,729

Other (expense) income
Royalty income	—	4,664	—	—	4,664
Interest income	—	1,077	39	(154)	962
Interest expense	(8,952)	(19,376)	(502)	149	(28,681)
Financing charge	(420)	(2,247)	—	—	(2,667)
Other income (expense)	—	2,751	(52)	11	2,710

Total other (expense) income	(9,372)	(13,131)	(515)	6	(23,012)

(Loss) income from continuing operations before income taxes	(9,372)	42,247	(1,654)	(504)	30,717

Provision for income taxes	(3,659)	16,590	(661)	(187)	12,083

Net (loss) income from continuing operations	(5,713)	25,657	(993)	(317)	18,634

Loss from discontinued operations, net of tax	—	(691)	—	—	(691)
Equity in earnings (loss) of subsidiary	23,973	(993)	—	(22,980)	—

Net income (loss)	$18,260	$23,973	$(993)	$(23,297)	$17,943

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended September 30, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$85,005	$12,404	$(6,909)	$90,500

Cost of sales	—	18,950	7,086	(7,171)	18,865

Gross profit	—	66,055	5,318	262	71,635

Operating expenses
Marketing and selling	—	25,887	5,578	—	31,465
Research and development	—	9,295	—	—	9,295
In-process research and development	—	61,500	—	—	61,500
General and administrative	—	8,507	45	—	8,552
Integration costs	—	273	—	—	273
Amortization of intangibles	—	4,290	882	—	5,172

Total operating expenses	—	109,752	6,505	—	116,257

Operating (loss) income	—	(43,697)	(1,187)	262	(44,622)

Other (expense) income
Royalty income	—	479	—	—	479
Interest income	—	1,034	330	—	1,364
Interest expense	(3,321)	(5,122)	(465)	1	(8,907)
Financing charges	(110)	(381)	—	—	(491)
Other income (expense)	—	156	(49)	—	107

Total other (expense) income	(3,431)	(3,834)	(184)	1	(7,448)

(Loss) income from continuing operations before income taxes	(3,431)	(47,531)	(1,371)	263	(52,070)

Provision for income taxes	(1,174)	4,575	2,353	108	5,862

Net (loss) income from continuing operations	(2,257)	(52,106)	(3,724)	155	(57,932)

Loss from discontinued operations, net of tax	—	(672)	—	—	(672)
Equity in (loss) earnings of subsidiary	(56,502)	(3,724)	—	60,226	—

Net (loss) income	$(58,759)	$(56,502)	$(3,724)	$60,381	$(58,604)

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Nine Months Ended September 30, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$227,589	$42,880	$(27,563)	$242,906

Cost of sales	—	42,644	26,634	(26,976)	42,302

Gross profit	—	184,945	16,246	(587)	200,604

Operating expenses
Marketing and selling	—	72,218	16,431	—	88,649
Research and development	—	22,849	—	—	22,849
In-process research and development	—	87,113	2,462	—	89,575
General and administrative	—	22,597	84	—	22,681
Integration costs	—	273	—	—	273
Amortization of intangibles	—	5,986	2,812	—	8,798

Total operating expenses	—	211,036	21,789	—	232,825

Operating loss	—	(26,091)	(5,543)	(587)	(32,221)

Other (expense) income
Royalty income	—	1,340	—	—	1,340
Interest income	—	2,077	43	—	2,120
Interest expense	(3,324)	(5,500)	(437)	1	(9,260)
Financing charges	(7,065)	(381)	—	—	(7,446)
Other income (expense)	—	551	(163)	9	397

Total other (expense) income	(10,389)	(1,913)	(557)	10	(12,849)

Loss from continuing operations before income taxes	(10,389)	(28,004)	(6,100)	(577)	(45,070)

Provision for income taxes	(3,832)	13,964	(434)	(213)	9,485

Net loss from continuing operations	(6,557)	(41,968)	(5,666)	(364)	(54,555)

Loss from discontinued operations, net of tax	—	(672)	—	—	(672)
Equity in earnings (loss) of subsidiary	(48,306)	(5,666)	—	53,972	—

Net (loss) income	$(54,863)	$(48,306)	$(5,666)	$53,608	$(55,227)

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of September 29, 2007
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Assets
Current assets
Cash and cash equivalents	$479	$13,481	$9,652	$—	$23,612
Short term investments	—	303	336	—	639
Accounts receivable, net	622,855	68,728	30,270	(622,585)	99,268
Inventories, net	—	58,528	5,709	(4,353)	59,884
Deferred income taxes	—	10,374	458	—	10,832
Other current assets	8,624	(2,882)	3,990	271	10,003

Total current assets	631,958	148,532	50,415	(626,667)	204,238

Property, plant and equipment, net	—	53,962	1,551	—	55,513
Goodwill	—	640,608	85,932	(24,021)	702,519
Developed and core technology, net	—	77,271	21,054	—	98,325
Other intangibles, net	—	46,570	2,299	—	48,869
Investment in subsidiaries	83,398	24,943	—	(108,341)	—
Investment in technology and other assets	—	1,643	97	—	1,740
Other long-term assets, net	1,357	1,279	—	—	2,636

Total assets	$716,713	$994,808	$161,348	$(759,029)	$1,113,840

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,246	$524,015	$101,365	$(628,340)	$18,286
Accrued compensation expenses	—	15,387	2,538	—	17,925
Accrued warranty expense	—	3,668	(74)	—	3,594
Income taxes payable	—	4,433	(341)	—	4,092
Other accrued expenses	3,037	24,766	2,553	—	30,356

Total current liabilities	24,283	572,269	106,041	(628,340)	74,253

Non-current liabilities
Long-term debt	363,010	304,654	—	—	667,664
Intercompany loans payable	—	—	22,348	(22,348)	—
Deferred income taxes	—	21,744	8,016	—	29,760
Long-term income taxes payable	—	9,683	—	—	9,683
Long-term employee benefit obligations	—	3,060	—	—	3,060

Total non-current liabilities	363,010	339,141	30,364	(22,348)	710,167

Total liabilities	387,293	911,410	136,405	(650,688)	784,420

Stockholders’ equity
Common stock	722	—	9	(9)	722
Additional paid-in capital	280,747	3,424	75,683	(79,107)	280,747
Accumulated other comprehensive income	7,102	769	7,082	(7,851)	7,102
Retained earnings (deficit)	40,849	79,205	(57,831)	(21,374)	40,849

Total stockholders’ equity	329,420	83,398	24,943	(108,341)	329,420

Total liabilities and stockholders’ equity	$716,713	$994,808	$161,348	$(759,029)	$1,113,840

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

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Nine Months Ended September 29, 2007
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(10,931)	$39,641	$(906)	$—	$27,804

Cash flows from investing activities
Purchase of property, plant and equipment	—	(12,689)	(1,241)	—	(13,930)
Purchase of business, net of cash acquired	—	—	(781)	—	(781)
Disposal of business	—	21,675	—	—	21,675
Purchase of other intangibles	—	(379)	—	—	(379)
Purchase of short-term investments	—	(14,028)	(109)	—	(14,137)
Sale of short-term investments	—	14,000	10	—	14,010

Net cash provided by (used in) investing activities	—	8,579	(2,121)	—	6,458

Cash flows from financing activities
Intercompany notes	—	300	(300)	—	—
Investment in subsidiary	—	(8,334)	8,334	—	—
Issuance of common stock	10,059	—	—	—	10,059
Excess tax benefit from exercise of stock options	213	—	—	—	213
Payments on long-term debt	—	(48,919)	—	—	(48,919)

Net cash provided by (used in) financing activities	10,272	(56,953)	8,034	—	(38,647)

Cash used in discontinued operations
Operating activities	—	(691)	—	—	(691)

Net cash used in discontinued operations	—	(691)	—	—	(691)

Effect of exchange rates on cash	—	—	(363)	—	(363)

Net (decrease) increase in cash and cash equivalents	(659)	(9,424)	4,644	—	(5,439)

Cash and cash equivalents at beginning of period	1,138	22,905	5,008	—	29,051

Cash and cash equivalents at end of period	$479	$13,481	$9,652	$—	$23,612

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Nine Months Ended September 30, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash provided by operating activities	$228	$63,074	$1,372	$—	$64,674

Cash flows from investing activities
Purchase of property, plant and equipment	—	(13,364)	(120)	—	(13,484)
Purchase of business, net of cash acquired	—	(750,853)	—	—	(750,853)
Purchase of investments in technology	—	(25,613)	(2,462)	—	(28,075)
Purchase of other intangibles	—	(1,020)	—	—	(1,020)
Purchase of short-term investments	—	(139)	—	—	(139)
Sale of short-term investments	—	15,175	14	—	15,189

Net cash used in investing activities	—	(775,814)	(2,568)	—	(778,382)

Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	361,218	—	—	—	361,218
Proceeds from senior secured credit facility net of issuance costs	—	352,754	—	—	352,754
Intercompany notes	(361,218)	362,611	(1,393)		—
Issuance of common stock	8,321	—	—	—	8,321
Excess tax benefit from exercise of stock options	1,515	—	—	—	1,515
Proceeds from short-term borrowings	21,000	4,000	—	—	25,000
Repayments of short-term borrowings	(21,000)	(4,000)	—	—	(25,000)
Financing charges paid on credit facility	(6,955)	—	—	—	(6,955)

Net cash provided by (used in) financing activities	2,881	715,365	(1,393)	—	716,853

Cash used in discontinued operations
Operating activities	—	(672)	—	—	(672)

Net cash used in discontinued operations	—	(672)	—	—	(672)

Effect of exchange rates on cash	—	—	719	—	719

Net increase (decrease) in cash and cash equivalents	3,109	1,953	(1,870)	—	3,192

Cash and cash equivalents at beginning of period	1,567	21,751	7,567	—	30,885

Cash and cash equivalents at end of period	$4,676	$23,704	$5,697	$—	$34,077

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
We adopted the provisions of FIN 48 on fiscal year beginning December 31, 2006. As a result of the implementation of FIN 48, we recognized a $2.1 million increase in the liability for unrecognized tax benefits. This increase in liability resulted in a decrease to our beginning retained earnings balance of $0.3 million. The amount of the gross unrecognized tax benefits (excluding interest) at December 31, 2006 is $7.3 million ($7.0 million net of federal tax benefit on state issues including tax effected interest) of which $3.7 million would impact our effective tax rate, if recognized. The residual of $3.3 million would be credited to goodwill and or deferred tax assets if recognized.
In order to comply with the requirements of FIN 48, we reclassified substantially all of our liability for unrecognized tax benefits from current to non-current liabilities as payment is not anticipated within one year on substantially all of our uncertain tax benefits.
During the third quarter of 2007 we recognized $0.4 million in previously unrecognized tax benefits due to the closing of a 2003 statute of limitations. Offsetting this decrease in unrecognized tax benefits was an increase in unrecognized tax benefits of $2.9 million related to our purchase of Laserscope and the recent filing of Laserscope’s federal and state tax returns for the pre-acquisition period. Due to the application of the purchase accounting rules, the accrual of this unrecognized benefit had no impact on our effective tax rate. Likewise, any potential future reduction in this same balance will not impact our future effective tax rate. We also increased our unrecognized tax benefits during the third quarter of 2007 by $0.8 million related to tax positions claimed on our recently filed federal and state tax returns for 2006.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. As of December 31, 2006, the date of adoption, we had recorded a liability of approximately $0.2 million for the payment of interest and penalties.
We have no federal income tax audits under way at the current time. Our federal returns are subject to examination for 2004 and subsequent years.
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
NOTE 14. Other Contingencies
On March 15, 2006, we received a demand for arbitration by Robert A. Knarr, as shareholder representative, on behalf of the former shareholders of Cryogen, Inc. On December 30, 2002, we acquired Cryogen, Inc. pursuant to the Agreement and Plan of Merger, dated as of December 13, 2002, as amended, among our wholly-owned subsidiary, American Medical Systems, Inc., Cryogen and Robert A. Knarr, as shareholders’ representative. The arbitration demand alleges that we breached the merger agreement by, among other things, failing to use commercially reasonable efforts to promote, market and sell the Her Option® System and by acting in bad faith and thereby negatively impacting the former Cryogen shareholders’ right to an earnout payment under the merger agreement. The arbitration demand requests damages of the $110.0 million maximum earnout payment under the merger agreement. We believe Mr. Knarr’s claim is completely without merit, and we responded to the arbitration demand on March 30, 2006. On April 28, 2006, we filed a complaint in U.S. District Court for the District of Minnesota naming Mr. Knarr, certain former officers, directors and employees of Cryogen and JHK Investments LLC, a former Cryogen shareholder, as defendants, alleging that such defendants committed fraud and made negligent misrepresentations in connection with the sale of Cryogen, primarily related to reimbursement of the Her Option System, at the time of the acquisition. The parties have agreed to resolve both matters through a single arbitration. The arbitration hearing was completed in July 2007, and we are waiting for a decision from the arbitration panel. The arbitration panel has indicated that it intends to dismiss our fraud claim. We do not believe that the panel’s decision regarding our fraud claim will have any bearing on the panel’s decision regarding the shareholders’ representative breach of contract claim. We expect the panel to rule on the shareholders’ representative breach of contract claim in the fourth quarter of 2007 after post-hearing briefing is completed. We have not recorded any accrual related to damages in this matter because any potential loss is not currently probable or reasonably estimable.

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

The total acquisition price for Laserscope shares and options was $718.0 million, in addition to transaction costs of approximately $22.6 million and restructuring costs of approximately $15.4 million. The total purchase price, net of acquired cash on hand at closing of $20.1 million and the loss from discontinued operations of the aesthetics business of $6.1 million, was $729.8 million. This purchase price does not include an additional $31.9 million in debt financing costs, which were incurred to finance the Laserscope acquisition. This transaction is more fully described in the Notes to Consolidated Financial Statements – No. 2, Acquisitions.
Results of Operations
The following table compares net sales by product line and geography for the three and nine month periods of fiscal 2007 and 2006.

	Three Months Ended				Nine Months Ended
(in thousands)	September 29, 2007	September 30, 2006	$ Increase	% Increase	September 29, 2007	September 30, 2006	$ Increase	% Increase

Sales
Men’s health	$73,916	$60,446	$13,470	22.3%	$225,854	$151,016	$74,838	49.6%
Women’s health	35,125	30,054	5,071	16.9%	108,025	91,890	16,135	17.6%

Total	$109,041	$90,500	$18,541	20.5%	$333,879	$242,906	$90,973	37.5%

Geography
UnitedStates	$78,992	$70,466	$8,526	12.1%	$243,068	$187,489	$55,579	29.6%
International	30,049	20,034	10,015	50.0%	90,811	55,417	35,394	63.9%

Total	$109,041	$90,500	$18,541	20.5%	$333,879	$242,906	$90,973	37.5%

	Three Months Ended				Nine Months Ended
	September 29, 2007	September 30, 2006			September 29, 2007	September 30, 2006

Percent of total sales
Men’s health	67.8%	66.8%			67.6%	62.2%
Women’s health	32.2%	33.2%			32.4%	37.8%

Total	100.0%	100.0%			100.0%	100.0%

Geography
United States	72.4%	77.9%			72.8%	77.2%
International	27.6%	22.1%			27.2%	22.8%

Total	100.0%	100.0%			100.0%	100.0%

The following table compares revenue, expense, and other income (expense) for the three and nine months ended September 29, 2007 and September 30, 2006:

	Three Months Ended		$ Increase	% Increase	Nine Months Ended		$ Increase	% Increase
(in thousands)	September 29, 2007	September 30, 2006	(Decrease)	(Decrease)	September 29, 2007	September 30, 2006	(Decrease)	(Decrease)

Net sales	$109,041	$90,500	$18,541	20.5%	$333,879	$242,906	$90,973	37.5%
Cost of sales	24,441	18,865	5,576	29.6%	77,925	42,302	35,623	84.2%

Gross profit	84,600	71,635	12,965	18.1%	255,954	200,604	55,350	27.6%

Operating expenses
Marketing and selling	42,278	31,465	10,813	34.4%	123,402	88,649	34,753	39.2%
Research and development	9,918	9,295	623	6.7%	32,047	22,849	9,198	40.3%
In-process research and development	—	61,500	(61,500)	-100.0%	—	89,575	(89,575)	-100.0%
General and administrative	10,128	8,552	1,576	18.4%	31,704	22,681	9,023	39.8%
Integration costs	—	273	(273)	-100.0%	1,103	273	830	304.0%
Amortization of intangibles	4,516	5,172	(656)	-12.7%	13,969	8,798	5,171	58.8%

Total operating expenses	66,840	116,257	(49,417)	-42.5%	202,225	232,825	(30,600)	-13.1%

Operating income (loss)	17,760	(44,622)	62,382	-139.8%	53,729	(32,221)	85,950	-266.8%

Royalty income	3,482	479	3,003	626.9%	4,664	1,340	3,324	248.1%
Interest income	333	1,364	(1,031)	-75.6%	962	2,120	(1,158)	-54.6%
Interest expense	(9,460)	(8,907)	(553)	6.2%	(28,681)	(9,260)	(19,421)	209.7%
Financing charges	(1,130)	(491)	(639)	130.1%	(2,667)	(7,446)	4,779	-64.2%
Other income	736	107	629	587.9%	2,710	397	2,313	582.6%

Income (loss) from continuing operations before income taxes	11,721	(52,070)	63,791	-122.5%	30,717	(45,070)	75,787	-168.2%
Provision for income taxes	4,796	5,862	(1,066)	-18.2%	12,083	9,485	2,598	27.4%

Income (loss) from continuing operations	6,925	(57,932)	64,857	-112.0%	18,634	(54,555)	73,189	-134.2%

Loss from discontinued operations, net of tax	—	(672)	672	-100.0%	(691)	(672)	(19)	2.8%

Net income (loss)	$6,925	$(58,604)	$65,529	-111.8%	$17,943	$(55,227)	$73,170	-132.5%

	Percent of Sales				Percent of Sales
	For the Three Months Ended				For the Nine Months Ended
	September 29, 2007	September 30, 2006			September 29, 2007	September 30, 2006
Net sales	100.0%	100.0%			100.0%	100.0%
Cost of sales	22.4%	20.8%			23.3%	17.4%

Gross profit	77.6%	79.2%			76.7%	82.6%

Operating expenses
Marketing and selling	38.8%	34.8%			37.0%	36.5%
Research and development	9.1%	10.3%			9.6%	9.4%
In-process research and development	0.0%	68.0%			0.0%	36.9%
General and administrative	9.3%	9.4%			9.5%	9.3%
Integration costs	0.0%	0.3%			0.3%	0.1%
Amortization of intangibles	4.1%	5.7%			4.2%	3.6%

Total operating expenses	61.3%	128.5%			60.6%	95.8%

Operating income (loss)	16.3%	-49.3%			16.1%	-13.3%

Royalty income	3.2%	0.5%			1.4%	0.6%
Interest income	0.3%	1.5%			0.3%	0.9%
Interest expense	-8.7%	-9.8%			-8.6%	-3.8%
Financing charges	-1.0%	-0.5%			-0.8%	-3.1%
Other income	0.7%	0.1%			0.8%	0.2%

Income (loss) from continuing operations before income taxes	10.7%	-57.5%			9.2%	-18.6%

Provision for income taxes	4.4%	6.5%			3.6%	3.9%

Income (loss) from continuing operations	6.4%	-64.0%			5.6%	-22.5%

Loss from discontinued operations, net of tax	0.0%	-0.7%			-0.2%	-0.3%

Net income (loss)	6.4%	-64.8%			5.4%	-22.7%

Comparison of the Three Months Ended September 29, 2007 to the Three Months Ended September 30, 2006
Net sales. Net sales of $109.0 million in the three months ended September 29, 2007 represented an increase of 20.5 percent compared to $90.5 million in the three months ended September 30, 2006. Of this $18.5 million increase, $7.5 million was from the laser therapy business which we acquired in July 2006. Growth in our base business continues to be benefited by the success of recent product launches, specifically the AdVance™ Male Sling for treating mild male incontinence and the AMS 700 MS™ for erectile restoration, both introduced in the third quarter of 2006, and the MiniArc™ Single Incision Sling for female incontinence introduced in the first quarter of 2007.
Net sales men’s health products. Net sales of men’s health products increased 22.3 percent to $73.9 million in the three months ended September 29, 2007 compared to $60.4 million in the three months ended September 30, 2006. The largest portion of this increase is in prostate treatment sales, which includes the incremental $7.5 million of sales from the laser therapy business which we acquired in July 2006. Laser therapy sales in the U.S. were lower than anticipated in the third quarter, due to the complexities with the varying sales cycles and channels in the domestic laser therapy market. We also experienced a unit decline in sales of our TherMatrx® catheters, which are used for the treatment of non-obstructive BPH. The male continence product line, specifically the AMS 800™, the AMS 800 with Inhibizone®, and the new AdVance Male Sling, continued with strong growth rates over the same period in 2006. Erectile restoration products experienced growth in dollars and units, largely driven by the continued success of the AMS 700™ with the new Momentary Squeeze pump that features a one touch button design for easier deflation, and the newer release of the AMS 700™ LGX.
Net sales women’s health products. Net sales of our women’s health products increased 16.9 percent to $35.1 million in the three months ended September 29, 2007 compared to $30.1 million in the three months ended September 30, 2006. The female continence product line, driven by the new MiniArc sling, as well as continued growth from our Monarc® product, contributed strong growth in dollars and units over the same period in 2006. Apogee® and Perigee® products also contributed revenue and unit growth over the same period in 2006, although the growth rates have been slowing, due in part to the market’s growing appetite for long-term clinical data. Our clinical prolapse studies, while currently active, have not yet reached their five year milestones. Other factors contributing to the slowing growth rate include the introduction of newer technologies aimed at less severe prolapse indications as well as delays in obtaining international reimbursement. Her Option products delivered both revenue and unit growth during the third quarter of 2007, although growth rates have been impacted as the industry continues to experience lower than expected adoption rates for office-based procedures.
Net sales by geography and foreign exchange effects. Net sales in the United States increased 12.1 percent to $79.0 million in the three months ended September 29, 2007 compared to $70.5 million in the three months ended September 30, 2006. Laser therapy revenues contributed $1.3 million of this increase. International net sales increased 50.0 percent to $30.0 million in the three months ended September 29, 2007 compared to $20.0 million in the three months ended September 30, 2006 and represented 27.6 percent and 22.1 percent of our total net sales during the three months ended September 29, 2007 and September 30, 2006, respectively. Laser therapy revenues contributed $6.2 million of this increase internationally. The overall sales growth was positively impacted by approximately $1.6 million for the three months ended September 29, 2007 due to favorable currency exchange rates, mainly the Euro.
Cost of sales. Cost of sales as a percentage of revenue increased to 22.4 percent during the current period, compared to 20.8 percent in the three month period ending September 30, 2006 primarily driven by a higher proportion of capital equipment sales, the most significant of which are laser therapy consoles. Cost of sales are higher on our laser therapy products than on our base products. Cost of sales in the base business as a percent of revenue has generally benefited from stable overhead costs, which account for more than a quarter of our cost of sales. Future cost of sales will continue to depend upon production levels, labor costs, raw material costs, product mix and our ability to reduce these costs over time especially within our laser therapy business.
Marketing and selling. Marketing and selling expenses as a percentage of revenue increased to 38.8 percent in the third quarter of 2007 compared to 34.8 percent in the same period in the prior year. This increase is due primarily to the worldwide sales force expansion in support of the projected increased revenue along with continued support of laser therapy sales and new product launches. As we have recently experienced revenues lower than anticipated, we will work to increase the leverage of the sales organization through additional efforts to control costs and limit future investments.
Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. The $0.6 million increase in research and development expense from the third quarter of 2006 to the third quarter of 2007 is related to the Ovion clinical study along with design reliability improvements for the GreenLight High-Performance System™ (HPS), and increased personnel and project work in the areas of applied research, product development, and regulatory filings. We expect total spending in research and development, over the longer term, to be approximately ten percent of sales.
In-process research and development. There were no in-process research and development (IPR&D) costs in the three month period of 2007 compared to $61.5 million for the same period of 2006. The IPR&D charges in 2006 related to our acquisition of Laserscope. In accordance with the rules of purchase accounting, we recognized a charge related to the value assigned to IPR&D for Laserscope at the time of acquisition. See Notes to Consolidated Financial Statements – No. 2, Acquisitions for additional information.
General and administrative. General and administrative expenses as a percentage of sales for the three month period of 2007 decreased slightly from 9.4 percent to 9.3 percent of revenue from the comparable period in 2006. This decrease is due mainly to leveraging the increased revenues. Our objective remains to leverage general and administrative expense as a percentage of sales.
Integration costs. The $0.3 million of integration costs for the three month period of 2006 include costs incurred to integrate the acquired Laserscope operations into overall AMS operations, primarily for travel, legal and consulting expenses. These costs are now completed and we do not expect further charges in future periods.
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The three month period of 2007 reflects decreased amortization expense over the same period of 2006 primarily due to the full amortization of PV Fiber technology over its one year life since acquisition date. (See Notes to Consolidated Financial Statements – No. 2, Acquisitions.)
Royalty income. Our royalty income is from licensing our intellectual property. It includes royalty payments for our stent-delivery and microwave therapy technologies. We do not directly influence sales of the products on which these royalties are based and cannot give any assurance as to future income levels. The $3.5 million in royalty income during the current quarter includes a one-time paid up license of our microwave therapy technology from Celsion. No further payments are owed under the Celsion agreement.
Interest income. Interest income decreased during the three month period of 2007 compared to the same period of 2006 due to the cash on hand during the beginning of the third quarter of 2006 from the net proceeds of our Convertible Notes issued on June 27, 2006, just prior to closing on the acquisition of Laserscope.
Interest expense. Interest expense increased by $0.6 million in the three month period of 2007 from the same period in 2006, as it includes a full quarter of the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent (weighted average rates of 7.6 percent and 7.8 percent at September 29, 2007 and September 30, 2006, respectively). Average borrowings during the third quarter of 2007 on the Credit Facility were $328.3 million, compared to $254.1 million in the third quarter of 2006.
In August 2007, the Financial Accounting Standards Board (FASB) published a proposed FASB Staff Position (FSP) that would change the balance sheet classification of a component of our Convertible Notes between equity and debt and would result in additional non-cash economic interest cost being reflected in the income statement. The proposed change in accounting treatment would be effective for fiscal years beginning after December 15, 2007, and applied retrospectively to prior periods. The impact of this new accounting treatment could be significant and result in a material increase to non-cash interest expense beginning in fiscal year 2008 for financial statements covering past and future periods. Until the final FSP is ultimately adopted and issued by the FASB, we cannot determine the exact impact or timing of the change in accounting treatment.
Financing charges. Financing charges in the three months ended September 29, 2007 and September 30, 2006 are $1.1 million and $0.5 million, respectively, and are comprised of the amortization of the costs associated with the issuance of the Convertible Notes and the Credit Facility, which were obtained in connection with financing our Laserscope acquisition. The increase in 2007 is impacted by the acceleration of amortization resulting from prepayments under the Credit Facility
Other income. The increase in other income for the three months ended September 29, 2007 compared to the period ended September 30, 2006 primarily represents a gain as a result of re-measuring foreign denominated short term receivables to current exchange rates.
Provision for income taxes. Our effective income tax expense rate was 40.9 percent and 11.3 percent on the pretax income for the three months ended September 29, 2007 and the pretax loss for the three months ended September 30, 2006, respectively. The income tax expense rate for 2006 reflected a non-deductible IPR&D charge which did not recur. Without the non-deductible IPR&D charge, the 2006 income tax expense rate would have been 44.9 percent. The difference between the 40.9 percent in the third quarter of 2007 and the 44.9 percent in the third quarter of 2006 is primarily due to the reinstatement of the federal R&D tax credit, an increase in the anticipated domestic manufacturing deduction, a reduction in non-deductible stock compensation expense, and a relative decrease in the 2007 state tax rate after credits which were offset in part by the complete phase-out of the Extraterritorial Income Exclusion in 2007.
During the quarter we increased our unrecognized tax benefits by $0.8 million related to tax positions claimed on our recently filed federal and state tax returns for fiscal year 2006. This increased expense was substantially offset by our recognition of $0.4 million in previously unrecognized tax benefits due to the closing of a 2003 statute of limitations and by deferred tax benefits realized in connection with the $0.8 million increase in unrecognized tax benefits.
Comparison of the Nine Months Ended September 29, 2007 to the Nine Months Ended September 30, 2006
Net sales. Net sales increased 37.5 percent to $333.9 million in the nine months ended September 29, 2007 compared to $242.9 million in the nine months ended September 30, 2006. Of the $91.0 million increase, $62.8 million was driven by sales from the laser therapy business, which we acquired in July 2006. During the first quarter, vendor quality issues, combined with performance shortfalls in our internal manufacturing and demand planning efforts, resulted in an inability to consistently meet demand for several key product lines. These issues were resolved by the end of the second quarter. Growth in our base business was bolstered by the continued success of recent product launches, specifically the AdVance Male Sling, AMS 700 MS and MiniArc.
Net sales men’s health products. Net sales of men’s health products increased 49.6 percent to $225.9 million in the nine months ended September 29, 2007 compared to $151.0 million in the nine MiniArc months ended September 30, 2006. Prostate treatment sales in the first nine months of 2007 included $81.3 million of sales from the laser therapy business, which we acquired in July 2006. This was offset by a decline in unit sales of our TherMatrx catheters, which are used for the treatment of non-obstructive BPH. Erectile restoration products grew in both units and revenue and was benefited by the continued success of the AMS 700, with the new Momentary Squeeze pump that features a one touch button design for easier deflation, which was launched late in 2006, and the later release of the AMS 700 LGX. The male continence product line, including the new AdVance Male Sling, for the treatment of mild urinary incontinence, experienced favorable growth, despite being impacted by lower than expected sales volumes in the first quarter of 2007, as physicians were deferring surgeries while they assessed how the AdVance Male Sling fits into their treatment regime.
Net sales women’s health products. Net sales of our women’s health products increased 17.6 percent to $108.0 million in the nine months ended September 29, 2007 compared to $91.9 million in the nine months ended September 30, 2006. In the first nine months of 2007, Apogee and Perigee products saw continued growth, although this market will benefit from five year clinical data to bolster the growth rates going forward, along with expanded reimbursement coverage internationally. We continue to see revenue and unit growth in our Her Option solution for menorrhagia. The female continence product line continued to see unit growth, specifically in the MiniArc and Monarc self-fixating sling.
Net sales by geography and foreign exchange effects. Net sales in the United States increased 29.6 percent to $243.1 million in the nine months ended September 29, 2007 compared to $187.5 million in the nine months ended September 30, 2006. Laser therapy products contributed $36.3 million of this increase. International net sales increased 63.9 percent to $90.8 million in the nine months ended September 29, 2007 compared to $55.4 million in the nine months ended September 30, 2006 and represented 27.2 percent and 22.8 percent of our total net sales during the nine months ended September 29, 2007 and September 30, 2006, respectively. The laser therapy product line contributed $26.5 million of this increase. The overall sales growth was positively impacted by approximately $4.0 million for the nine months ended September 29, 2007 due to favorable currency exchange rates, mainly the Euro.
Cost of sales. Cost of sales as a percentage of sales increased 5.9 percentage points from the nine month period ending September 30, 2006 to the nine month period ending September 29, 2007 primarily driven by sales of laser consoles, which have a higher cost to manufacture compared to our base business, and where we experienced higher than anticipated rework costs during the period. Cost of sales in the base business as a percent of sales has generally benefited from stable overhead costs, which account for more than a quarter of our cost of sales. Future cost of sales will continue to depend upon production levels, labor costs, raw material costs, product mix and our ability to reduce these costs over time especially within our laser therapy business.
Marketing and selling. Marketing and selling expenses increased from 36.5 percent to 37.0 percent of revenue in the first nine months of 2007, compared to the same period in 2006. This was primarily due to the worldwide sales force expansion in support of the projected increased revenue along with continued support of laser therapy sales and new product launches. We expect to continue investing in marketing and selling in support of increasing sales levels, but expect marketing and selling expenses will decrease as a percentage of sales over time.

Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. These costs increased from 9.4 percent to 9.6 percent of revenue in the first nine months of 2007 compared to the similar period of 2006. This increase is related to the Ovion Clinical Study along with the design reliability improvements for the GreenLight HPS system, and increased personnel and project work in the areas of applied research, product development, other clinical studies and regulatory filings. We expect total spending in research and development, over the longer term, to be approximately ten percent of sales.
In-process research and development. There were no in-process research and development (IPR&D) costs in the nine month period of 2007 compared to $89.6 million for the same period in 2006. The IPR&D charges in 2006 related to our acquisitions of Laserscope, Solarant and BioControl and were $61.5 million, $2.5 million and $25.6 million, respectively. In accordance with the rules of purchase accounting, we recognized a charge related to the value assigned to IPR&D for Laserscope, BioControl and Solarant at the time of acquisition. See Notes to Consolidated Financial Statements – No. 2, Acquisitions for additional information.
General and administrative. General and administrative expenses as a percentage of sales for the nine month period of 2007 increased by 0.2 percentage points from the comparable period in 2006. This increase is due mainly to the Laserscope acquisition, and the necessary expansion of the AMS infrastructure to sustain our revenue growth. Our objective remains to leverage general and administrative expense as a percentage of sales.
Integration costs. Integration costs were $1.1 million for the nine month period of 2007 compared with $0.3 million for the same period in 2006. Integration costs include costs incurred to integrate the acquired Laserscope operations into overall AMS operations, primarily for legal, consulting and retention bonuses. We do not anticipate further integration costs in future periods.
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The nine month period of 2007 reflects increased amortization expense over the same period of 2006 primarily due to the amortization of intangible assets from the Laserscope acquisition. (See Notes to Consolidated Financial Statements – No. 2, Acquisitions.)
Royalty income. Our royalty income is primarily from the license of our intellectual property. It includes royalty payments for our stent-delivery and microwave therapy technologies. We do not directly influence sales of the products on which these royalties are based and cannot give any assurance as to future income levels. The $4.7 million in royalty income in the nine-month period of 2007 includes a one-time paid up license of our microwave therapy technology from Celsion. No further payments are due under the Celsion agreement.
Interest income. Interest income decreased during the nine month period of 2007 compared to the same period of 2006. Our interest income in the 2006 period was higher due to the cash on hand from the net proceeds of our Convertible Notes issued on June 27, 2006, just prior to closing on the acquisition of Laserscope.
Interest expense. Interest expense increased by $19.4 million in the nine month period of 2007 from the same period in 2006 due to a full period of interest incurred on our $373.8 million principal value of Convertible Notes, which carry a fixed interest rate of 3.25 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent (weighted average rate of 7.6 percent at September 29, 2007). Average borrowings during the first nine months of 2007 on the Credit Facility were $338.1 million, compared to very limited borrowings in the first nine months of 2006, prior to the acquisition of Laserscope in July 2006.
Financing charges. Financing charges in the nine months ended September 29, 2007 are comprised of the amortization of the costs associated with the issuance of the Convertible Notes and the Credit Facility. Financing charges in the nine month period of 2006 are comprised of third quarter expense from amortization of costs associated with the issuance of our debt as well as a $7.0 million bridge loan commitment fee incurred in connection with financing our Laserscope acquisition.
Other income. The increase in other income in the first nine months of 2007 over the same period in 2006 is due primarily to the $1.6 million payment as part of our settlement agreement with the Celsion Corporation (Celsion) on February 8, 2007. This payment settled prior claims under the patent infringement suit we filed against Celsion in September 2006.
Provision for income taxes. Our effective income tax expense rate from continuing operations was 39.3 percent and 21.0 percent on the pretax income for the nine months ended September 29, 2007 and the pretax loss for the nine months ended September 30, 2006, respectively. The income tax expense rate for 2006 reflected a non-deductible IPR&D charge which did not recur. Without the non-deductible IPR&D charge the 2006 income tax expense rate would have been 41.8 percent. The difference between the 39.3 percent in 2007 and the 41.8 percent in 2006 is primarily due to the reinstatement of the federal R&D tax credit, an increase in the anticipated domestic manufacturing deduction, a reduction in non-deductible stock compensation expense, and a relative decrease in the 2007 state tax rate after credits which were offset in part by the complete phase-out of the Extraterritorial Income Exclusion in 2007.

Liquidity and Capital Resources
Cash, cash equivalents and short term investments were $24.3 million as of September 29, 2007, compared to $29.5 million as of December 30, 2006. This decrease is due primarily to lower cash generated by continuing operations and payments on long-term debt, partially offset by the sale of the aesthetics business.
Cash flows from operating activities. Net cash generated from operations was $27.8 million for the nine month period of 2007, primarily driven by earnings from continuing operations of $18.6 million, adjusted for $22.9 million of depreciation and amortization, $9.7 million of non-cash stock option expense and related tax benefits, and $7.4 million increase in net deferred income taxes. This increase was partially offset by cash used in working capital items of $30.8 million including accounts receivable, inventories, accounts payable, accrued expenses and other assets. Net cash generated from operations was $64.7 million for the nine month period of fiscal 2006, resulting from a net loss from continuing operations of $54.5 million, adjusted for non-cash in-process research and development charges of $89.6 million, debt financing costs of $7.0 million, depreciation and amortization of $13.3 million and stock based compensation of $11.1 million. This increase was partially offset by cash used in working capital items of $6.7 million.
Cash flows from investing activities. Cash generated from investing activities was $6.5 million during the nine month period of 2007, versus $778.4 million used during the same period of 2006. During the nine month period of fiscal 2007, $21.7 million was generated from the sale of the Laserscope aesthetics business (net of $4.3 million for selling costs, loss on discontinued operations and change in asset balances), partially offset by purchases for property, plant and equipment. During the nine month period of fiscal 2006, we made business and technology acquisitions of $778.9 million, primarily consisting of $724.1 million for Laserscope, net of cash acquired, $25.6 million for certain assets of BioControl Medical, Ltd., and $2.7 million for Solarant Medical, Inc. In addition, cash of $26.3 million was paid during the nine month period of 2006 as part of the contingent payments to the former TherMatrx shareholders.
Cash flows from financing activities. Cash used for financing activities was $38.6 million during the nine month period of 2007, versus $716.9 million provided in the same period of 2006. During the nine month period of 2007, $48.9 million was used for repayment of our Credit Facility, offset by $10.1 million of cash received from the issuance of common stock, primarily due to employees exercising stock options. Cash generated in the nine month period of 2006 included $361.2 million from the issuance of our Convertible Notes on June 27, 2006, $352.8 million from our Credit Facility, net of underwriting and debt issuance costs, and $8.3 million from the issuance of common stock, offset by a $7.0 million bridge loan commitment fee incurred in connection with financing our Laserscope acquisition.
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
The following table illustrates the number of common share equivalents that would potentially be included in weighted average common shares for the calculation of diluted EPS, assuming various market prices of our stock:

	The number of common share equivalents
If the average market	potentially included in the computation of		Percent
price of our stock is:	diluted EPS would be (1):		Dilution (2)
$ 19.00	—	(anti-dilutive)	0.0%
$ 25.00	4.3	million	5.6%
$ 30.00	6.8	million	8.6%
$ 35.00	8.6	million	10.6%

(1)	Common share equivalents are calculated using the treasury stock method, in accordance with EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.”

(2)	The percent dilution is based on 72,187,224 outstanding shares as of September 29, 2007.
For the three and nine months ended September 29, 2007 and September 30, 2006, our Convertible Notes were excluded from the diluted net income per share calculation because the conversion price was greater than the average market price of our stock.
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

The Credit Facility has a term of six years and consists of (i) a term loan facility in an aggregate principal amount of $365.0 million and (ii) a revolving credit facility in an aggregate principal amount of up to $65.0 million. The revolving credit facility has a $5.0 million sublimit for the issuance of standby and commercial letters of credit and a $5.0 million sublimit for swing line loans. We used borrowings under the Credit Facility to fund a portion of the purchase price for the acquisition of Laserscope, and pay fees and expenses related to the Credit Facility and the acquisition of Laserscope. The revolving credit facility is available to fund our ongoing working capital needs, including future capital expenditures and permitted acquisitions. As of September 29, 2007, we had $315.2 million of term debt outstanding under our Credit Facility.
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
On October 29, 2007, we entered into a First Amendment of our Credit Facility to modify certain financial covenant ratios as defined in the Credit Facility (the Amendment). Pursuant to the terms of the Amendment, certain of the financial tests and covenants provided in Section 6.8 of the Credit Facility were amended and restated, including the interest coverage ratio, the total leverage ratio, the fixed charge coverage ratio, and the maximum consolidated capital expenditures.

The financial covenants specified in the Credit Facility, as amended, are summarized as follows:

	For The Fiscal	Original	Amended
Financial	Periods Ending	Required	Required
Covenants	Closest to	Ratio	Ratio

Total Leverage Ratio	9/30/07	5.50:1.00 (maximum)	5.50:1.00 (maximum)
	12/31/07	5.00:1.00	5.50:1.00
	3/31/08	4.75:1.00	5.25:1.00
	6/30/08	4.50:1.00	5.00:1.00
	9/30/08	4.25:1.00	4.75:1.00
	12/31/08	4.00:1.00	4.50:1.00
	Reductions continuing until 6/30/10	3.00:1.00	3.00:1.00

Senior Leverage Ratio	9/30/07	2.75:1.00 (maximum)	2.75:1.00 (maximum)
	12/31/07	2.50:1.00	2.50:1.00
	3/31/08	2.50:1.00	2.50:1.00
	6/30/08	2.50:1.00	2.50:1.00
	9/30/08	2.50:1.00	2.50:1.00
	12/31/08	2.25:1.00	2.25:1.00
	Reductions continuing until 3/31/09	2.00:1.00	2.00:1.00

Interest Coverage Ratio	9/30/07	3.25:1.00 (minimum)	3.25:1.00 (minimum)
	12/31/07	3.50:1.00	3.25:1.00
	3/31/08	3.50:1.00	3.25:1.00
	6/30/08	3.50:1.00	3.50:1.00
	9/30/08	3.75:1.00	3.50:1.00
	12/31/08	3.75:1.00	3.75:1.00
	Increases continuing until 9/30/09	4.00:1.00	4.00:1.00

Fixed Charge Coverage Ratio	9/30/07	1.15:1.00 (minimum)	1.15:1.00 (minimum)
	12/31/07	1.25:1.00	1.25:1.00
	3/31/08	1.25:1.00	1.25:1.00
	6/30/08	1.25:1.00	1.25:1.00
	9/30/08	1.50:1.00	1.40:1.00
	12/31/08	1.50:1.00	1.40:1.00
	Increases continuing until 3/31/09	1.50:1.00	1.50:1.00

Maximum Capital Expenditures	12/31/07	$15.0 million	$16.5 million
	12/31/08	$15.0 million	$15.0 million
As of September 29, 2007, we were in compliance with all financial covenants as defined in our Credit Facility which are summarized as follows:

Financial Covenant	Required Covenant	Actual Result

Total Leverage Ratio (1)	5.50:1.00 (maximum)	5.35
Senior Leverage Ratio (2)	2.75:1.00 (maximum)	2.45
Interest Coverage Ratio (3)	3.25:1.00 (minimum)	3.30
Fixed Charge Coverage Ratio (4)	1.15:1.00 (minimum)	2.31
Maximum Capital Expenditures (5)	$15.0 million	$13.9 million

(1)	Total outstanding debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(2)	Total outstanding senior secured debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(3)	Ratio of Consolidated EBITDA for the trailing four quarters to interest expense for such period.

(4)	Ratio of Consolidated EBITDA for the trailing four quarters to fixed charges (cash interest expense, scheduled principal payments on debt, capital expenditures, income taxes paid, earn-out and milestone payments) for such period.

(5)	Includes expenditures of $6.3 million for the planned expansion of our corporate headquarters building and $3.2 million for the implementation of a new enterprise resource planning system. These projects were completed in the second quarter of 2007.

The ratios are based on EBITDA, on a rolling four quarters, calculated on a pro forma combined basis with Laserscope and without discontinued operations, with some adjustments (Consolidated Adjusted EBITDA). Consolidated Adjusted EBITDA is a non-GAAP financial measure that is defined in our credit agreement as earnings before interest, income taxes, depreciation, amortization, and other non-cash items reducing net income including IPR&D, stock compensation charges, upfront fees and expenses incurred in connection with the execution and delivery of the Credit Facility, and certain non-recurring integration costs related to the acquisition of Laserscope, less other non-cash items increasing net income. Consolidated Adjusted EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information relative to compliance with our debt covenants.
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
Our borrowing arrangements are more fully described in Notes to Consolidated Financial Statements — No. 12, Debt.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
We have interest rate risk on earnings from the floating LIBOR index that is used to determine the interest rates on our Credit Facility. Most of our floating rate senior secured Credit Facility debt is based on six-month LIBOR. On the applicable interest rate continuation dates we have the option to set the total interest rate based on one, two, three, or six month LIBOR. We are planning to base the continuation dates upon mandatory prepayment requirements, voluntary prepayment expectations, and the interest rate environment.
Based on a sensitivity analysis, as of September 29, 2007, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a decrease in net income before income taxes of approximately $4.3 million over the next 12 months.
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
During the three and nine month periods of fiscal 2007, revenues from sales to customers outside the United States were 27.6 percent and 27.2 percent of total consolidated revenues, respectively. International accounts receivable, inventory, cash, and accounts payable were 41.8 percent, 2.3 percent, 40.9 percent, and 7.8 percent of total consolidated accounts, respectively, for each of these items as of September 29, 2007. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar in fiscal 2007 relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $0.8 million and $2.6 million during the three and nine month periods of fiscal 2007, respectively.
At September 29, 2007, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $31.0 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $3.1 million. Actual amounts may differ.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Information about the Cryogen legal proceeding is included in the Quarterly Report on Form 10-Q for the period ended June 30, 2007, under Item 1, “Legal Proceedings.”
ITEM 6. EXHIBITS

Item No.	Item	Method of Filing
10.1	Settlement Agreement dated August 14, 2007, among AMS, Laserscope and Iridex Corporation.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 20, 2007 (File No. 000-30733).

10.2	First Amendment to Credit and Guaranty Agreement, dated as of October 29, 2007, by and among American Medical Systems, Inc., each of the other credit parties party thereto, including American Medical Systems Holdings, Inc., and CIT Healthcare LLC, as administrative agent.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 29, 2007 (File No. 000-30733).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC

November 8, 2007 Date	By	/s/ Martin J. Emerson Martin J. Emerson President and Chief Executive Officer

November 8, 2007	By	/s/ Mark A. Heggestad

Date		Mark A. Heggestad Executive Vice President and Chief Financial Officer

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Fiscal Quarter Ended September 29, 2007

Item No.	Item	Method of Filing
10.1	Settlement Agreement dated August 14, 2007, among AMS, Laserscope and Iridex Corporation.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 20, 2007 (File No. 000-30733).

10.2	First Amendment to Credit and Guaranty Agreement, dated as of October 29, 2007, by and among American Medical Systems, Inc., each of the other credit parties party thereto, including American Medical Systems Holdings, Inc., and CIT Healthcare LLC, as administrative agent.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 29, 2007 (File No. 000-30733).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.