Form 10-K
period 2007-12-29
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2008-02-27
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 29, 2007	000 – 30733
AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	41-1978822 (IRS Employer Identification No.)
10700 Bren Road West
Minnetonka, Minnesota 55343
(Address of Principal Executive Offices, Including Zip Code)
Registrant’s Telephone Number, Including Area Code:
952-930-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common stock, par value $.01 per share	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☑
As of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant (based upon the closing price of the common stock as of that date as reported by The Nasdaq Stock Market and excluding outstanding shares beneficially owned by directors, executive officers, and affiliates) was approximately $1,274,849,387.78.
     As of February 22, 2008, 72,443,681 shares of Common Stock of the registrant were outstanding.
     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Annual Report) from the registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be held May 8, 2008 (the “2008 Proxy Statement”).

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
FORM 10-K
For the Fiscal Year Ended December 29, 2007

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
PART I
Item 1. Business
Overview
We are the world leader in developing and delivering innovative solutions to physicians treating men’s and women’s pelvic health conditions. We have built a business that delivers consistent growth, fueled by a robust pipeline of innovative products for significant, under-penetrated markets. We have consistently diversified our product portfolio, building on our traditional base of products for erectile restoration and men’s incontinence, to include products and therapies targeted at benign prostatic hyperplasia (BPH) in men as well as urinary incontinence, pelvic organ prolapse and menorrhagia in women. We estimate there are as many as 1.8 billion incidences of these conditions in the global markets we serve, with many people suffering from multiple conditions. Treatment options for these conditions vary considerably depending on the severity of the condition. Approximately 450 million of these men and women have conditions sufficiently severe so as to profoundly diminish their quality of life and significantly impact their relationships. Our addressable market is contained within this group of patients. Our product development and acquisition strategies have focused on expanding our product offering for surgical and office-based solutions and on adding less-invasive solutions for surgeons and their patients. Our primary physician customers include urologists, gynecologists, urogynecologists and colorectal surgeons.
This past year has been a year of development, integration and growth, as we completed our 35th year of operations. This marked the first full year of operations following the July 2006 acquisition of Laserscope. As has been our history, we again introduced new solutions in a number of our therapies.
We began the year with approximately 1,100 employees and ended the year with approximately 1,250 employees. Our revenues grew from $358.3 million in 2006 to $463.9 million in 2007. In 2007, men’s health contributed $314.0 million in revenues, or 67.7 percent of total revenues, and women’s health contributed $149.9 million, or 32.3 percent of total revenues. We released a number of new products and product improvements during the year, and expanded the geographic launch of products introduced in late 2006, most notably, the AdVance™ male sling and the AMS 700 MS™, a completely redesigned version of our market leading 700 series. In women’s health, we saw balanced growth between all therapies, incontinence, uterine health and prolapse. We launched the MiniArc™ Single Incision Sling for treating female stress urinary incontinence, with supporting clinical data on the efficacy of this solution. Our Her Option® product for the treatment of menorrhagia, or excessive uterine bleeding, continued to see strong growth. Our prolapse repair products, Apogee® and Perigee®, experienced growth slightly ahead of our other women’s health therapies. We made significant advancements in product development across all therapies, particularly in male continence, erectile restoration, female continence, prolapse repair and laser therapies.
With the acquisition of Laserscope in July 2006, we are able to provide a full line of medical laser systems to deliver minimally invasive procedures for the treatment of obstructive BPH and urinary stones. We are now selling throughout our global markets the GreenLight HPS™ (High Performance System). We continue to market our TherMatrx® solution for in-office treatment of BPH. We have made strides in the development of products utilizing neuromuscular stimulation technology, following our April 2006 acquisition of certain patents and other assets from BioControl Medical, Ltd.

In January of 2007, consistent with the plans announced with the Laserscope acquisition, we sold the Laserscope aesthetics business. All of the information in this report, unless specifically stated otherwise, excludes the Laserscope aesthetics business, which we reported as discontinued operations during the six month period, July 2006 to January 2007, during which we held this business.
We believe our organic growth, product development activities and acquisition strategies position us for strong growth in 2008 and beyond.
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
Sales of our products benefit from some of the same factors which drive sales in many other medical device companies: an aging population with a desire to maintain a high quality of life, the expanding availability of safe and effective treatments, the minimally invasive nature of these therapies, expanded options for in-office treatments, particularly in the United States, and increasing patient and physician awareness of these treatments.
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
Increasing patient awareness of these new treatments is critical to our continued success. We believe that advertising by pharmaceutical companies and increased private internet access to healthcare information has greatly increased patients’ awareness of treatment options for their medical conditions. For example, erectile dysfunction has become a more widely recognized disease largely due to the pharmaceutical industry’s extensive advertising campaign for Viagra®, Levitra® and Cialis®. Going forward, we expect continued advertisements to drive awareness of other pelvic health disorders. As individuals seek medical treatment, we expect many of them will learn about and choose a treatment using one of our products. We facilitate that decision by working closely with physicians who are skilled in procedures using our products and therapies, and by co-sponsoring meetings (community health talks) where patients can learn more about the benefits of these procedures. In 2007, thousands of men and women attended community health talks on the conditions we treat. While the principal focus of our marketing efforts continues to be with physicians, we continue to expand our patient awareness initiatives, primarily through collaborating with physician practices, and will continue to focus on patient initiatives in the future. Building physician awareness continues to be an important element of our marketing strategy. Physician training on the anatomy, physiology and surgical procedures surrounding pelvic health has become one of our core competencies.

In 2007 alone, we trained over 6,000 physicians on our products and therapies. With over thirty-five years of experience, we believe we have a very strong franchise with urologists and we are working to build a similarly strong franchise with urogynecologists, surgical gynecologists and colorectal surgeons. The gynecology specialty is critical to our growth because most women who suffer from incontinence, pelvic organ prolapse, menorrhagia and other pelvic disorders are likely to be referred to a gynecologist after first seeking help from their primary care physician. Long term, we believe that colorectal surgeons will also be important to our success.
The expansion of our product offering, combined with increasing physician and patient awareness, has greatly increased our business opportunities. We released a number of new products and product improvements in the past two years. During 2007, we introduced the MiniArc Single Incision Sling for female incontinence and the AMS 700™ LGX for erectile restoration. We launched outside the United States the AMS 700 MS, our primary erectile restoration product with an enhanced patient interface, and also launched in new international geographies the AdVance Male Sling for the treatment of mild to moderate male stress urinary incontinence. We completed the integration of the Laserscope operations and expanded our marketing of the GreenLight HPS lasers and fibers for the treatment of obstructive benign prostatic hyperplasia (BPH) and the StoneLight® laser and fibers for the treatment of urinary stones. We saw continued success of Monarc™, our transobturator product for female urinary incontinence, the preceptor to the new MiniArc Single Incision Sling solution. We initiated clinical studies for a variety of products in our BPH, incontinence and prolapse businesses during 2007. We have nearly completed the prospective marketing studies of the Apogee and Perigee systems for prolapse repair and have begun to aggressively enroll patients into these prospective clinical studies. We remain committed to spending approximately ten percent of our sales over the long term on research and development in order to develop new products and product improvements, generate robust clinical data, and continue to be recognized as the world leader in pelvic health innovation.
Men’s Health
Erectile dysfunction is the inability to achieve or maintain an erection sufficient for sexual intercourse. When this condition is not improved by drugs, it is most often caused by vascular disease, complications from diabetes, or prostate surgery which can damage both nerves and arteries necessary for erectile function. This disease can also be caused by spinal cord injury, and may have a psychogenic component. We estimate that erectile dysfunction may affect over 375 million men and their partners around the world. The primary treatment for erectile dysfunction is the class of drugs referred to as PDE-5 inhibitors. Less than 70 percent of patients using these drugs have a positive response. The failed patient may try a vacuum device or a topical or injected drug before considering a penile implant such as those we offer. If the patient elects to have implant surgery, the surgeon implants a prosthesis which provides sufficient rigidity for sexual intercourse.
We lead the penile implant market with a series of semi-rigid malleable prostheses and a complete range of more naturally functioning inflatable prostheses, including the AMS 700 MS. In recent years, we have introduced significant improvements to our AMS 700 inflatable prostheses including a Parylene coating on certain internal surfaces of the prosthesis to increase durability, the InhibiZone™ antibiotic treatment to address the risk of surgical infections, and the Tactile Pump™ and Momentary Squeeze Pump™, designed to improve ease of use for patients. Physician preference for these new products contributed to the growth in erectile restoration sales in the last three years.
Over 50 million men worldwide suffer from urinary incontinence, the involuntary release of urine from the body. In men, this most often results from nerve and sphincter damage caused during prostate cancer surgery. Male incontinence may be managed with a catheter and leg bag to collect the urine, or with pads and diapers to absorb the leaks. These measures are far from ideal, as they come with recurring replacement product costs, the potential for infection, and embarrassing leaks and odor, not to mention a significantly diminished quality of life.
Since 1972, when we introduced the predecessor to today’s AMS 800™ Urinary Control System, we have been the primary medical device company supplying surgical solutions for male incontinence. This fully implanted system includes an inflatable urethral cuff to restrict flow through the urethra, and a control pump which allows the patient to discreetly open the cuff when he wishes to urinate. Since 2000, we have also been selling the InVance® sling system, a less-invasive procedure for men with moderate incontinence. In late 2006, we introduced the AdVance sling system for the treatment of mild to moderate stress urinary incontinence, which has been a key driver of our success in 2007. We also introduced the AMS 800 with InhibiZone in early 2007. Our Acticon™ Neosphincter is used to treat severe fecal incontinence, the loss of bowel control, in men for whom less invasive treatments have failed.
Our products can be used to relieve restrictions on the normal flow of urine from the bladder caused by bladder obstructions, generally the result of benign prostatic hyperplasia (BPH) or bulbar urethral strictures. Symptoms of BPH include increased urination frequency, sudden urges to urinate, and weak urine flow. More than 70 percent of men over age 60 have some symptoms of BPH, and we estimate approximately 8 million men worldwide are on drug or hormone therapy for BPH. For those experiencing a physical obstruction of the prostatic urethra, the conventional treatment is a surgical removal of the prostatic tissue performed under general anesthesia in the operating room known as a transurethral resection of the prostate (TURP). We now offer men an alternative to a TURP, that is the GreenLight photovaporization of the prostate. This laser therapy is designed to reduce the comorbidities associated with a TURP. The GreenLight PV® laser system has paved the way for creating a new standard of care in the treatment of BPH. This new standard of BPH care is further advanced by the GreenLight HPS which provides shorter treatment times with similar long-term results as the earlier PV system, thereby enhancing user comfort. The GreenLight HPS offers a more intense laser beam for enhanced surgical control and numerous system improvements for true plug-and-play functionality. We also offer the StoneLight laser and SureFlex™ fiber optics for the treatment of urinary stones. StoneLight is a lightweight and portable 15-watt holmium laser that offers the right amount of power to effectively fragment most urinary stones. The SureFlex fiber optic line is engineered to deliver more energy safely and effectively, even under maximum scope deflection, for high performance holmium laser lithotripsy.
We also offer the UroLume® endoprosthesis stent as a less invasive procedure for men within this group who may not be good surgical candidates, as well as for men suffering from bulbar urethral strictures.
For those men not yet to the point of urethral obstruction, but for whom symptomatic relief is desired, therapeutic options include pharmaceuticals as well as less-invasive tissue ablation techniques that can be performed in a physician’s office, including microwave therapy or radiofrequency energy delivered to the prostate. We estimate that the market for office-based therapy for BPH remained flat to slightly declining during 2007, at approximately 80,000 men treated annually. It is within this market segment that our TherMatrx Dose Optimized Therapy™ offering is positioned.
Women’s Health
Over 450 million women in our global markets suffer from urinary or fecal incontinence. These diseases can lead to debilitating medical and social problems, ranging from embarrassment to anxiety and depression. There are three types of urinary incontinence: stress, urge, and the combination of the two (mixed). While stress incontinence is generally caused by a weakening of the pelvic floor and resultant hypermobility of the urethra, urge incontinence is more complex and currently not as well understood. Pads and diapers are often used to contain and absorb leaks, and may be acceptable for controlling mild incontinence. Drug therapy and electrical nerve stimulation are currently used to treat urge incontinence. Incontinence may be treated through exercises to strengthen pelvic floor muscles, or through the injection of collagen or some other bulking agent into the wall of the urethra or bladder neck to narrow the passage. Surgical solutions are generally recommended only if these other therapies are not effective. Our current products in the market treat stress incontinence, which generally results from a weakening of the tissue surrounding the bladder and urethra which can be a result of pregnancy, childbirth and aging.
We offer a broad range of systems to restore female continence including the AMS 800™ Urinary Control System (approved for use in women outside the U.S.), and the In-Fast™, SPARC™, Monarc, BioArc™ and MiniArc systems. This broad range of products allows the surgeon to select the procedure most appropriate to the patient’s symptoms and anatomy. With an In-Fast procedure, the surgeon uses a transvaginal approach to support the urethra and bladder neck with a sling attached to the back of the pubis. We introduced the SPARC procedure as the first complete system to place a self-fixating, mid-urethral sling with a suprapubic approach. We subsequently launched several improvements to SPARC. We then introduced the Monarc, a product incorporating unique helical needles to place a self-fixating, sub-fascial hammock through the obturator foramina. This procedure may be done without disrupting the endopelvic fascia and is especially valuable for women who have scarring from previous abdominal surgery. We launched the BioArc SP® sling system which is the only system available that offers physicians the choice of incorporating a biologic graft with a self-fixating synthetic sling. The BioArc SP system employs the same suprapubic approach of the SPARC system, and it has filled a niche for physicians who would prefer not to use a synthetic material in apposition to the urethra. We further expanded upon the philosophy of graft material choice through the introduction of BioArc TO®, a combination of the Monarc’s transobturator surgical technique with the BioArc’s characteristic choice of biologic material. We enhanced the biologic offerings with the introduction of InteXen LP®, a lyophilized porcine dermis graft, into our BioArc product offerings. This graft alternative offers the benefits of biologic material with significantly enhanced storage and handling characteristics. The MiniArc Single-Incision Sling requires just one incision to surgically place a small sling under the urethra and can be done under local anesthesia as an outpatient procedure.
The Acticon neosphincter, an extension of our urinary control technology, is used to treat severe fecal incontinence primarily as the result of complications from childbirth, including the episiotomy.
Pregnancy, labor, and childbirth may also cause pelvic organ prolapse, and other pelvic floor disorders. Prolapse and other pelvic floor defects may be treated with a variety of open, laparoscopic, and transvaginal surgeries. Over 400,000 procedures are performed annually around the world to repair some form of pelvic organ prolapse in women. These procedures have historically been performed through the use of suture and graft materials designed for other surgical applications. In mid-2004, we announced FDA clearance of the Apogee and Perigee systems. The Apogee system is designed to repair vaginal vault prolapse, a condition often resulting from the removal of the supporting mechanisms for the apex of the vagina as the result of hysterectomy. The Perigee system targets repair of cystocele, or the herniation of the bladder through the anterior wall of the vagina. We also offer InteXen and IntePro™ pelvic reconstructive materials for use in traditional pelvic organ prolapse procedures.
More than 100 million women in our global markets suffer from the medical condition known as menorrhagia or excessive uterine bleeding. Menorrhagia may cause anemia and can be socially debilitating. Drug therapies can offer some women symptomatic relief, but many end up undergoing a hysterectomy. We estimate that approximately 150,000 hysterectomies performed in the United States each year are the result of menorrhagia. Other menorrhagia procedures which have some efficacy include dilation and curettage to remove the endometrial tissue from the uterus and several therapeutic options which destroy the endometrium with heat and are generally performed in the operating room. Our Her Option cryoablation therapy uses a microprocessor-controlled probe to eliminate excessive menstrual bleeding by freezing the lining of the uterus and reducing its ability to regenerate. The procedure, unlike the heat-based therapies, was designed to be administered in the gynecologist’s office. The patient can keep her uterus and maintain normal hormonal levels, avoiding a hospital stay and the recovery time associated with a hysterectomy. We believe that Her Option offers significant advantages over other therapies to the patient, her physician, and the healthcare system. These other therapies have, however, been available and reimbursed for a longer period of time, and, as a result, currently have a larger installed base of experienced users.
Selling and Marketing
We sell our products in the United States, Canada, Australia, Brazil, and many western European countries through direct field representatives. At the end of 2007, we had 510 employees in our global sales and marketing force. We also ended 2007 with 70 independent distributors who represent our products in other countries and accounted for approximately 6.3 percent of our worldwide sales. No single customer or group of customers accounts for more than five percent of our total sales. Local market conditions, including the regulatory and competitive situation, determine the type of products we sell in each market.
Our marketing organization is responsible for understanding patient and physician needs, guiding new product development, and increasing the awareness, understanding, and preference for our products among physicians and patients.
In pricing our products we consider our costs of developing, manufacturing, and distributing the products—including the cost of regulatory compliance and physician training—and the value they bring to patients and the health care system. Similarly, we typically structure price increases to coincide with the introduction of improved features, benefits and clinical-proved sources, which add more value to our products.
Manufacturing and Supply
We use approximately 130,000 square feet of our facilities in Minnesota, California and Arizona for manufacturing, warehousing, and distribution of our products. We utilize warehouses to support local distribution in countries outside the U.S. where we have direct sales representation. We maintain a single-shift manufacturing operation and employ lean manufacturing approaches for the reduction of waste in manufacturing processes and alignment of production with customer demand.

We maintain a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance, and quality control test methods. Our documentation systems comply with appropriate FDA and ISO requirements.
Research and Development
We are committed to developing new products and improving our current products to provide physicians and patients with better clinical outcomes through less invasive and more efficiently delivered therapies. Most of our research and development activities are conducted in our Minnesota, California and Arizona facilities, although we also work with physicians, research hospitals, and universities around the world. Many of the ideas for new and improved products come from a global network of leading physicians, who work with us in evaluating new concepts and in conducting clinical trials to gain regulatory approvals. The development process for any new product can range from several months to several years, primarily depending on the regulatory pathway required for approval.
In 2007, we continued our tradition of innovation. We began a clinical study on our Continuum™ radical prostatectomy anastamosis device. We have made strides in the development of a neuromuscular stimulation device, Accessa™, for the treatment of urge urinary incontinence and interstitial cystitis. We are about to introduce new clinical data to further expand the penetration of our Apogee and Perigee solutions for treating prolapse. We continued to invest in improving the clinical outcomes of our Ovion technology, the permanent birth control solution for women. We have elected to focus our efforts on improving the device and therefore recently suspended the clinical study for these devices. We began a clinical feasibility study with a minimally invasive sling device, to better understand the treatment of mild to moderate fecal incontinence. During the year, we also expanded the use of our InhibiZone antibiotic treatment to address the risk of surgical infections, and we launched the new MiniArc sling for the treatment of female incontinence.
Our spending on research and development activities, including clinical and regulatory work totaled $43.3 million, $33.9 million and $21.0 million in 2007, 2006 and 2005, respectively. These research and development dollars represented 9.3 percent, 9.5 percent and 8.0 percent of sales for each year respectively. We plan to target research and development spending at approximately 10 percent of sales for the foreseeable future.
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
Our principal competitor in the erectile restoration market is Coloplast who, in 2006, purchased the urology business from Mentor Corporation. We have no significant competitors in the market for the surgical treatment of male continence at this time, but we expect competitive products from Coloplast, Neomedic and others. Principal competitors for our prostate therapy options include drug manufacturers and other treatment suppliers including Urologix, Medtronic, Boston Scientific Corporation, BioLitec, Lumenis and HealthTronics in addition to loop suppliers for the TURP procedure, including Storz, Olympus and Gyrus. Our principal competitors for women’s continence products include Johnson & Johnson, Boston Scientific, C.R. Bard and Coloplast. Competitors currently selling systems for pelvic organ prolapse repair are Johnson & Johnson and C.R. Bard. In the field of excessive menstrual bleeding treatments, our principal competitors include Hologic, Boston Scientific, and Johnson & Johnson.
Intellectual Property
We rely on intellectual property including patents, trade secrets, technical innovations, and various licensing agreements to protect and build our competitive position. We own approximately 250 issued U.S. patents, half of which issued in the last four years, and numerous international patents covering various aspects of our technology.

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
Our penile implant, artificial urinary sphincter and Her Option products have been approved through the Product Development Protocol (PDP) or PMA process. Our other products were approved through the 510(k) pre-market notification process. We have conducted clinical trials to support our PDP and PMA regulatory approvals.
The FDA and international regulatory authorities also periodically inspect our operations to assure themselves of our compliance with applicable quality system regulations. We must comply with a host of regulatory requirements that apply to medical devices and drug device combination products marketed worldwide. If we fail to comply with these regulatory requirements, our business, financial condition, and results of operations could be significantly harmed.
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
The level of third party reimbursement has fluctuated from time to time in the past, may fluctuate in the future, and is subject to review or withdrawal at any time. The level of reimbursement may influence whether customers purchase our products. Further, as we expand our offerings from implants surgically delivered to patients in hospital settings to minimally-invasive therapies delivered to patients in physician offices, we must address the information needs of varied reimbursement systems and processes. Reimbursement rates vary depending on whether the procedure is performed in a hospital, ambulatory surgery center or physician office. While our sales history of devices in the U.S. does not reflect an obvious correlation between sales levels and changes in Centers for Medicare & Medicaid Services (CMS) reimbursement rates, office-based business may be more directly impacted by reimbursement rate fluctuations than our hospital-based business has been historically.
Employees
As of December 29, 2007, we employed 1,239 people in the following areas: 369 in manufacturing; 368 in U.S. sales, marketing and distribution; 126 in administration; 101 in regulatory, clinical and quality assurance; 99 in research and development; and 176 internationally. We do not have any organized labor unions. We believe we have an excellent relationship with our employees.
Financial Information about Geographic Areas
Approximately 28.0, 23.9 percent, and 21.8 percent of our consolidated revenues in 2007, 2006, and 2005, respectively, were from sales to customers outside of the United States. See Notes to Consolidated Financial Statements – No. 12, Industry Segment Information and Foreign Operations for more information.
Item 1A. Risk Factors
The following risk factors should be considered carefully in connection with any evaluation of our business, financial condition, results of operations, prospects and an investment in our common stock. Additionally, the following risk factors could cause our actual results to materially differ from those reflected in any forward-looking statements.
Our revenues and operating results may be negatively affected and we may not achieve future growth projections if we fail to compete successfully against our competitors or fail to develop our presence in new markets and technologies.
Our competitors include several large medical device manufacturers, including Johnson & Johnson, Medtronic, Inc., C.R. Bard, Inc., Boston Scientific Corporation, Coloplast and Hologic, Inc. These and other of our competitors may have greater resources, more widely accepted products, better distribution channels, less invasive therapies, greater technical capabilities and stronger name recognition than we do. This is particularly the case when we enter new markets or develop technologies for new therapies, such as our laser therapy products, and our growth objectives are dependent on increasing the growth in sales of laser therapy products. Our competitors will continue to improve their products and develop new competing products, including less invasive or non-invasive products, pharmaceuticals and cell or gene therapies. These new technologies and products may beat our products to the market, be more effective than our products, render our products obsolete by substantially reducing the prevalence of the conditions our products and therapies treat, or provide the same benefits as our existing products at the same or lower price. We may be unable to compete effectively with our competitors, or achieve our internally established growth targets, if we cannot keep up with existing or new alternative products, techniques, therapies and technologies in the markets we serve.
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
Our products face the risk of technological obsolescence, which, if realized, could have a material adverse effect on our business.
The medical device industry is characterized by rapid and significant technological change. We depend on our medical device technology and products to generate revenue. Therefore, we face the risk that third parties will succeed in developing or marketing technologies and products that are more effective than ours or that would render our technology and products obsolete or noncompetitive. Additionally, new, less invasive procedures and medications could be developed that replace or reduce the importance of current procedures that use our products or may cause our customers to delay or defer purchasing our products. Accordingly, our success depends in part upon our ability to respond quickly to medical and technological changes through the development and introduction of new products. The relative speed with which we can develop products, complete clinical testing and regulatory clearance or approval processes, train physicians in the use of our products, gain reimbursement acceptance, and supply commercial quantities of the products to the market are expected to be important competitive factors. Any delays could result in a loss of market acceptance and market share. Product development involves a high degree of risk, and we cannot provide assurance that our new product development efforts will result in any commercially successful products.
Changes in third party reimbursement for our products and therapies may influence our customers’ purchasing activity.
Our physician and hospital customers depend on third party government and non-government entities around the world to reimburse them for services provided to patients. The level of such third party reimbursement has fluctuated from time to time in the past, may fluctuate in the future, and is subject to review or withdrawal at any time. The level of reimbursement may influence whether customers purchase our products. Further, as we expand our offerings from implants surgically delivered to patients in hospital settings to minimally-invasive therapies delivered to patients in physician offices, we must address the information needs of varied reimbursement systems and processes. Reimbursement rates vary depending on whether the procedure is performed in a hospital, ambulatory surgery center or physician office. While our sales history of devices in the U.S. does not reflect an obvious correlation between sales levels and changes in the Center for Medicare and Medicaid Services, or CMS, reimbursement rates, office-based business may be more directly impacted by reimbursement rate fluctuations than our hospital-based business has been historically. For example, CMS currently is revising the methodology for calculating the physician practice expense component of the physician fee schedule, which accounts for, among other things, the cost of devices when a procedure is performed in a physician office or clinic. A significant change in practice expense payment levels may play a role in physician choices. Furthermore, a significant portion of our international sales are in Europe, where health care regulations and reimbursement for medical devices vary significantly from country to country. This changing environment could adversely affect our ability to sell our products in some European countries. In summary, any unfavorable change in reimbursement could have a negative impact on our business.
In connection with our acquisition of Laserscope, we have substantially increased our debt leverage.
On June 27, 2006, we issued $373.8 million in principal amount of our Convertible Notes, as described in Notes to Consolidated Financial Statements – No. 9, Debt. In addition, on July 20, 2006, we entered into a $430.0 million Credit Facility, as amended October 29, 2007, to fund a portion of the purchase of Laserscope and to provide a $65.0 million working capital line of credit, as described in Notes to Consolidated Financial Statements – No. 9, Debt. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on either of these debt obligations or if we are in material breach of the covenants contained in the loan agreements, we would default under the terms of the applicable loan agreement or indenture. Any such default would likely result in an acceleration of the repayment obligations to such lenders as well as the lenders under any of AMS’ other debt agreements under applicable cross default provisions.
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
In addition to cash generated from operations, our Credit Facility represents our primary source of liquidity. The Credit Facility contains various restrictive covenants, compliance with which is essential to continued credit availability. Among the most significant of these restrictive covenants are financial covenants which require us to maintain predetermined ratio levels related to leverage, interest coverage, fixed charges, and a limit on capital expenditures. The covenants and restrictions contained in the Credit Facility could limit our ability to fund our business, make capital expenditures, and make acquisitions or other investments in the future. Any failure to comply with any of these financial and other affirmative and negative covenants would constitute an event of default under the credit agreement, entitling a majority of the bank lenders to, among other things, terminate future credit availability under the agreement, and/or increase the interest rate on outstanding debt, and/or accelerate the maturity of outstanding obligations under that agreement.
Proposed changes in the accounting method for convertible debt securities could, if implemented, have an adverse impact on our reported and future financial results.
In August 2007, the Financial Accounting Standards Board (FASB) published a proposed FASB Staff Position (FSP) that would change the balance sheet classification of a component of our Convertible Notes between equity and debt and would result in additional non-cash economic interest cost being reflected in the income statement. The proposed change in accounting treatment would be applied retrospectively to prior periods. The FASB plans to continue deliberations on this proposed FSP in 2008. We cannot predict if or when any such change would be implemented or the exact methodology that will be imposed (which may differ materially from the foregoing description). Any such change could have a significant impact on our reported or future financial results.
Our borrowing costs are sensitive to fluctuations in interest rates, and changes in interest rates may affect our profitability.
Because our credit facility carries a floating interest rate tied to LIBOR, we are subject to market risk exposure related to changes in interest rates. Historically, we have not used financial instruments, such as interest-swap or other hedging agreements, to manage our interest rate risk on any of our floating rate debt. However, we may use financial instruments to manage our floating interest rate risk in the future. Under these arrangements, we would effectively convert an amount of the principal balance under our credit facility, equal to a notional amount agreed upon in a financial instrument, from a floating rate to a fixed rate in a swap, a range of floating rates in a collar, or a limit on the floating rate in a cap, for an agreed-upon period of time. There is no certainty that we will enter into financial instruments to hedge our risks. Also, if we enter into any financial arrangement for a portion of our risk, there is no certainty that they would be effective or the rate would be at market for the entire term of the instrument. At the expiration or termination of any such financial instrument, we would again be exposed to the market risk of increases in interest rates for our floating rate debt. We are also subject to the conditions of the debt market. Our capital structure includes term loans and convertible note debt which are traded in public and private transactions with fluctuating prices. Any future amendment to our credit facility could result in higher costs due to the trading price or market conditions at that time.
We could become obligated to make significant contingent payments or be subject to claims under prior acquisition agreements.
We have agreed to make contingent payments, based upon achievement of various milestone and product sales, under the acquisition agreements pursuant to which we acquired Ovion Inc., Solarant, Inc. and certain patents and other assets from BioControl Medical, Ltd. We have also made commitments to use commercially reasonable efforts to achieve some of these milestones and, in some cases, product sales. If we achieve these milestones and product sales, we will be obligated to make significant contingent payments. If we fail to achieve milestones or generate product sales related to these acquisitions, we could become involved in disputes or legal proceedings challenging our compliance with our contractual obligations, including the efforts we expended to achieve the relevant milestones or product sales, as applicable. Any such legal proceedings would likely be costly and time-consuming, and, if we were found not to have complied with our contractual obligations, we could be subject to significant damages.
Transitioning our sales relationships for products outside the United States from independent distributors to our direct sales force may be more costly than we anticipated.
We have been transitioning our sales relationships for certain products in certain territories outside the United States from independent distributors to our direct sales force. We are currently in litigation with respect to one former distributor relationship, and we could face litigation with respect to distributor relationships in the future. Such litigation is costly, and if we are found to have improperly terminated any of such distributors, we could be required to pay damages to the distributors that will add to our costs of transition of our sales relationships. In addition, we have expended significant time and resources transitioning these relationships and our sales in the affected markets may have suffered during the transition period. If the costs of transitioning these distributor relationships to our direct sales force exceed the reserves we have established for this contingency, our financial results could be adversely affected.
We may not be able to supply products that incorporate materials or components which are single or sole-sourced.
Some of our products utilize raw materials or components that are either single- or sole-sourced. These sources of supply could encounter manufacturing difficulties or may unilaterally decide to stop supplying us because of product liability concerns or other factors. We currently rely on single source suppliers for the silicone and fabric used in our male prostheses and for the porcine dermis and mesh used in many of our female products. Furthermore, we use single sources for the TherMatrx consoles and disposables. A key component of the InteXen and IntePro antibiotic technology is also procured from a single source. We rely on single and sole source suppliers for certain components in our GreenLight HPS system. We do not have written agreements with many of our key suppliers requiring them to supply us with these raw materials or components, and we cannot be certain that we would be able to timely or cost-effectively replace any of these sources upon any disruption. The loss of any of these suppliers could have a material adverse effect on our financial results in the near term, as we would be required to qualify alternate designs or sources.
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
We employ planning strategies to manage our inventory levels and our safety stock of inventory relative to anticipated production requirements. These inventory management efforts increase our exposure to production shortfalls if, among other things, we experience vendor quality issues, shortages or higher than anticipated product demand. We experience some level of variability in the demand for our products within quarterly periods, which can affect our ability to accurately predict our production demand and, therefore, manage inventory. Any failure to meet product demand would result in lost or delayed revenues, and would adversely affect our business and earnings.
Loss of our principal manufacturing and distribution facilities would adversely affect our financial position.
We are currently operating with one manufacturing shift at each of our three principal locations, with no redundancy between facilities. We distribute our products from one location for a given product line. Although we believe we have adequate physical capacity to serve our business operations for the foreseeable future, we do not have a back up facility, and the loss or impairment of any of our Minnesota, California or Arizona facilities would have a material adverse effect on our sales, earnings, and financial condition.
Unforeseen impacts to the environment and employee health at any of our manufacturing sites and/or changes to government regulations related to the environment and employee health may lead to the inability to manufacture some product, which could lead to reduced sales and profitability.
While currently within compliance to current regulations, changes in the regulations for use of organic solvents, silicone resins, drugs used in our InhibiZone products and other chemical agents deployed may be subject to regulation change that may impact our ability to manufacture, sterilize, or distribute some of our products. We do not currently deploy drug pedigree processes that some states require for distribution of drugs nor do we employ licensed pharmaceutical distribution personnel.
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
In the event that any of our products present a health hazard to the patient or physician, fail to meet product performance criteria or specifications, including labeling, or fail to comply with applicable laws including those administered by the United States Food and Drug Administration (FDA), we could voluntarily recall or withdraw the products. The FDA and similar international regulatory bodies have the authority to require us to recall or withdraw our products in the event of material deficiencies or defects in design or manufacturing. A government mandated or voluntary recall or withdrawal by us could occur as a result of unanticipated safety risks, manufacturing errors or design defects, including defects in labeling. In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims are supported by applicable law. We have initiated product recalls in the past and there is a possibility that we may recall or withdraw products in the future and that future recalls or withdrawals could result in significant costs to us and in significant negative publicity which could harm our ability to market our products in the future.
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
The risks of selling and shipping our products and of purchasing components and products internationally may adversely impact our revenues, results of operations and financial condition.
We derive a significant portion of our net sales from operations in international markets. During fiscal 2007 and 2006, 28.0 percent and 23.9 percent, respectively, of our sales were to customers outside the United States. Some of these sales were to governmental entities and other organizations with extended payment terms. A number of factors, including differing economic conditions, changes in political climate, differing tax structures, changes in diplomatic and trade relationships, and political or economic instability in the countries where we do business, could affect payment terms and our ability to collect foreign receivables. We have little influence over these factors and changes could have a material adverse impact on our business. In addition, foreign sales are influenced by fluctuations in currency exchange rates, mainly in the euro. In recent years, our sales have been positively impacted by increases in the value of the euro relative to the U.S. dollar. Decreases in the value of the euro relative to the U.S. dollar would negatively impact our sales.

The sale and shipping of our products and services across international borders subject us to extensive U.S. and foreign governmental trade regulations, such as various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, export control laws, and anti-boycott laws Any failure to comply with applicable laws and regulations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.
In addition, some countries in which we sell our products are, to some degree, subject to political, economic and/or social instability. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:
•	the imposition of additional U.S. and foreign governmental controls or regulations;

•	the imposition of costly and lengthy new export licensing requirements;

•	the imposition of U.S. and/or international sanctions against a country, company, person or entity with whom the company does business that would restrict or prohibit continued business with the sanctioned country, company, person or entity;

•	economic instability;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of new trade restrictions;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;

•	pricing pressure that we may experience internationally;

•	laws and business practices favoring local companies;

•	difficulties in enforcing or defending intellectual property rights; and

•	exposure to different legal and political standards due to our conducting business in several foreign countries.
We cannot provide assurance that one or more of these factors will not harm our business. Any material decrease in our international sales would adversely impact our revenues, results of operations and financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters, main warehouse, research & development and manufacturing operations are located in Minnetonka, Minnesota, consisting of 230,000 square feet. This includes 50,000 square feet of office space in our Minnetonka facility that was added during 2007 to accommodate our current and future expected growth. We also lease a manufacturing facility with approximately 20,000 square feet in Phoenix, Arizona, and three facilities with approximately 80,000 square feet of manufacturing, research & development and warehouse space in San Jose, California. We believe we have sufficient manufacturing space and capacity to meet production requirements for our products for 2008.
We lease office space for our international operations in Australia, Brazil, Canada, France, Germany, the Netherlands, Spain and the United Kingdom.

Item 3. Legal Proceedings
We have been and are currently subject to various legal proceedings that arise in the ordinary course of business, including product liability claims and patent related issues. We are also in the process of transitioning sales of our laser therapy products from indirect distribution channels, such as mobile providers and distributors, to our direct sales force. We are currently involved, and in the future may be involved, in legal proceedings related to this transition process.
Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable
Item 4A. Executive Officers of American Medical Systems
Our executive officers, with their ages and biographical information are as follows:

Name	Age	Title
Ross A. Longhini	46	Chief Executive Officer Executive Vice President and Chief Operating Officer

Mark A. Heggestad	49	Executive Vice President and Chief Financial Officer

Lawrence W. Getlin	62	Senior Vice President, Compliance, Quality Systems and Legal

Janet L. Dick	51	Senior Vice President, Human Resources

John F. Nealon	45	Senior Vice President, Business Development

R. Scott Etlinger	46	Senior Vice President, Global Operations

Andrew E. Joiner	46	Vice President, General Manager Women’s Health

Whitney D. Erickson	41	Vice President, General Manager Men’s Health
Ross A. Longhini has served as our Chief Executive Officer since January 2008 and is serving on an interim basis while we conduct a search for a permanent chief executive officer. Mr. Longhini has served as our Executive Vice President and Chief Operating Officer since June 2006. From January 2003 to June 2006, he served as our Executive Vice President and Chief Technology Officer. Mr. Longhini has over 20 years of experience in the field of medical device product development. From 1998 to 2002, he served in various management positions in Sulzer Spine-Tech of Minnesota including Vice President, Research and Development, Clinical & Regulatory. From 1991 to 1998, he worked at I.V. Infusion Therapy of 3M which was sold to Gaseby in 1996 and then purchased by Smiths Medical Systems in 1997. From 1983 to 1991, he worked at 3M Dental Products.
Mark A. Heggestad has served as our Executive Vice President and Chief Financial Officer since December 2006. Mr. Heggestad has over 20 years of experience in financial leadership roles in the medical device industry. From 1987 to 2006, he served in various management positions at Medtronic, Inc., including Vice President of Finance and IT for the Cardiac Surgery Business, Vice President of Corporate Audit & Compliance Assurance and Vice President of Corporate Finance, Assistant Controller. Prior to 1987, Mr. Heggestad was an audit manager for KPMG, LLP.
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
Janet L. Dick has served as our Senior Vice President of Human Resources since June 2006. Ms. Dick has spent over 22 years in positions of increasing responsibility within the human resources department of AMS and

Schneider (USA), both of which were divisions of Pfizer at one time. Her prior human resources career was in banking, commercial construction, and mortgage banking.
John F. Nealon has served as our Senior Vice President of Business Development since April 2005 and was our Vice President of Global Marketing from January 2002 to April 2005. From 1996 to 2001, he served on the management team at Survivalink, a start-up medical device company which developed and marketed automated external defibrillators. In 1996, he served as Director of Product Marketing for Summit Medical, and from 1989 to 1996, he served in a variety of global product marketing roles at GE Medical Systems.
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
Andrew E. Joiner has served as our Vice President and General Manager of Women’s Health since June 2006. From June 2005 to June 2006, he served as Vice President, Global Marketing, and prior to that from June 2002 to May 2005 he served as Vice President, U.S. Sales. From December 2000 to June 2002 he served as senior leader of the domestic AMS sales team. Mr. Joiner has 18 years of experience in the medical device industry. For the ten years prior to joining AMS, Mr. Joiner worked at United States Surgical Corporation where he held positions of increasing responsibility in sales management, marketing, and national accounts.
Whitney D. Erickson has served as our Vice President and General Manager of Men’s Health since January 2007.  Ms. Erickson has over 19 years of global experience including roles in process technology, operations leadership, marketing, business development and general management.  She was previously with Honeywell International, where she spent 11 years, most recently as a Vice President for Business Development, involved in integration of various Honeywell acquisitions. Prior to Honeywell, Ms. Erickson was with the former James River Corporation, as well as General Electric.  She has worked in a variety of industries including polymers, pharmaceutical packaging and chemical intermediates as well as security hardware and power transformation.

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

	2007		2006
	High	Low	High	Low
First quarter	$21.78	$18.65	$23.05	$18.04
Second quarter	$21.75	$17.33	$22.31	$15.14
Third quarter	$21.50	$16.95	$18.95	$16.66
Fourth quarter	$17.31	$12.03	$18.97	$16.63
Holders
On February 22, 2007, there were approximately 117 stockholders of record and approximately 8,799 beneficial stockholders.
Dividends
We have never declared or paid cash dividends. We intend to retain all future earnings for the operation and expansion of our business. We do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. In addition, our current Credit Facility places certain restrictions on paying cash dividends.
Recent Sales of Unregistered Equity Securities
During the fourth quarter ended December 29, 2007, we did not issue or sell any shares of our common stock or other equity securities of ours without registration under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock or other equity securities of ours registered pursuant to section 12 of the Securities Exchange Act of 1934, as amended, during the fourth quarter ended December 29, 2007.

Stock Performance Graph
The following graph compares the annual cumulative total stockholder return on our common stock from December 27, 2002, until December 28, 2007, with the annual cumulative total return over the same period of the Nasdaq Market Value Index and a Comparable Company Index (the Hemscott Industry Group 521 Index for medical appliances and equipment). Hemscott prepared the data points.
The comparison assumes the investment of $100 in each of our common stock, the Nasdaq Market Value Index and the Comparable Company Index on December 27, 2002, and the reinvestment of all dividends.

	12/27/2002	1/2/2004	12/31/2004	12/30/2005	12/29/2006	12/28/2007
AMS Common Stock	$100.00	$134.75	$257.61	$219.72	$228.22	$178.93
Comparable Company	$100.00	$127.51	$144.76	$154.38	$151.66	$160.79
NASDAQ Market Index	$100.00	$150.36	$163.00	$166.58	$183.68	$201.91

Item 6. Selected Financial Data
The following tables present five years of data (in thousands) from our statement of operations and balance sheet.

Statement of Operations Data	2007	2006	2005	2004	2003

Net sales	$463,928	$358,318	$262,591	$208,772	$168,283
Cost of sales	105,592	68,872	46,111	38,331	27,353

Gross profit	358,336	289,446	216,480	170,441	140,930

Operating expenses
Marketing and selling	169,495	123,204	92,001	72,910	63,107
Research and development	43,315	33,877	20,966	15,786	14,924
In-process research and development (1)	7,500	94,035	9,220	35,000	—
General and administrative	43,070	34,417	21,713	21,617	17,099
Integration costs (2)	1,103	1,712	—	—	—
Litigation settlement (3)	14,303	—	—	—	—
Amortization of intangibles	18,264	12,393	7,884	5,708	4,160

Total operating expenses	297,050	299,638	151,784	151,021	99,290

Operating income (expense)	61,286	(10,192)	64,696	19,420	41,640

Other (expense) income
Royalty and other	8,099	1,984	500	2,249	3,801
Interest income	1,153	2,754	1,246	517	476
Interest expense (4)	(37,760)	(18,395)	(217)	(783)	(1,828)
Amortization of financing costs (5)	(3,273)	(8,302)	—	—	—
Investment impairment (6)	—	—	—	(4,500)	—

Total other (expense) income	(31,781)	(21,959)	1,529	(2,517)	2,449

Income (loss) from continuing operations before income taxes	29,505	(32,151)	66,225	16,903	44,089

Provision for income taxes (7)	15,914	11,731	26,950	20,023	15,039

Net income (loss) from continuing operations	13,591	(43,882)	39,275	(3,120)	29,050

Loss from discontinued operations, net of tax benefit of $0.4 million and $2.7 million for 2007 and 2006, respectively (8)	(691)	(5,435)	—	—	—

Net income (loss)	$12,900	$(49,317)	$39,275	$(3,120)	$29,050

Net income (loss) per share
Basic net earnings (loss) from continuing operations	$0.19	$(0.63)	$0.57	$(0.05)	$0.44
Discontinued operations, net of tax	(0.01)	(0.08)	—	—	—

Basic net earnings (loss)	$0.18	$(0.70)	$0.57	$(0.05)	$0.44

Diluted net earnings (loss) from continuing operations	$0.18	$(0.63)	$0.55	$(0.05)	$0.42
Discontinued operations, net of tax	(0.01)	(0.08)	—	—	—

Diluted net earnings (loss)	$0.18	$(0.70)	$0.55	$(0.05)	$0.42

Balance Sheet Data	2007	2006	2005	2004	2003

Cash, cash equivalents, and short-term investments	$35,181	$29,541	$46,390	$51,168	$58,953
Working capital	143,298	135,635	69,533	79,575	92,729
Total assets	1,116,433	1,127,091	359,326	300,550	279,327
Long-term liabilities	706,156	743,396	3,072	3,126	12,315
Stockholders’ equity	328,190	281,162	302,879	249,172	240,346

(1)	In 2007, we recognized $7.5 million for in-process research and development charges related to the payment for achieving the second milestone for our BioControl acquisition. In 2006, we recognized $25.6 million, $2.1 million, $62.1 million and $4.3 million, respectively, for in-process research and development charges related to the acquisitions of BioControl, Solarant, Laserscope and Ovion. In 2005 and 2004, we recognized in-process research and development charges of $9.2 million and $35.0 million, respectively, related to the acquisitions of Ovion and TherMatrx. For a more complete description of these items and their impact on financial results, see Notes to Consolidated Financial Statements — No. 2, Acquisitions.

(2)	In 2007 and 2006, we recorded $1.1 million and $1.7 million, respectively, of integration costs associated with the Laserscope acquisition, primarily related to travel, legal, consulting and retention bonuses. For more information regarding the Laserscope acquisition, see Notes to Consolidated Financial Statements — No. 2, Acquisitions.

(3)	During 2007, we recorded a charge of $14.3 million for litigation settlements, primarily for the arbitration award to the former shareholders of CryoGen, Inc. (CryoGen) concerning an earnout payment related to our 2002 acquisition of CryoGen. See Notes to Consolidated Financial Statements - No. 4, Litigation Settlements for more information.

(4)	During 2007 and 2006, interest expense included interest incurred on $373.8 million principal amount of convertible notes we issued on June 27, 2006. Interest expense also included interest incurred on our senior secured credit facility entered into on July 20, 2006. Our average borrowings under this facility were approximately $332.3 million during 2007 and $366.0 million from inception through December 30, 2006. We also incurred interest expense related to short-term borrowing activity during 2006. For a more complete description of these items and their impact on our financial results, see Notes to Consolidated Financial Statements — No. 9, Debt, and No. 8, Credit Agreements.

(5)	Amortization of financing costs includes $3.3 million and $1.3 million during 2007 and 2006, respectively, for the amortization of deferred financing costs and debt discount related to our convertible notes and our senior secured credit facility. Charges during 2006 also include a $7.0 million commitment fee for a bridge loan of up to $180 million in preparation for the acquisition of Laserscope. We did not use this financing for the Laserscope acquisition. For a more complete description of these items, see Notes to Consolidated Financial Statements — No. 9, Debt and No. 8, Credit Agreements.

(6)	During the fourth quarter of 2004, we recognized an investment impairment loss of $4.5 million related to our investment in InjecTx, when we determined that the likelihood of commercialization of the product had diminished dramatically.

(7)	During the third quarter of 2003, we applied for and recognized U.S. tax benefits related to research and development and extraterritorial income exclusion tax credits for the years 1999 through 2002, resulting in a $1.1 million reduction in 2003 tax expense. In addition, with the exception of BioControl, the in-process research and development charges described above for 2004 through 2006, as well as the investment impairment charge in 2004, have no related tax benefit. In 2006, we received a $2.4 million tax refund associated with the favorable agreement reached with the IRS involving the review of the 2001 and 2002 domestic income tax returns. In 2007, we experienced adverse tax effects from the $14.3 million of litigation settlement charges which primarily resulted from the resolution of the CryoGen arbitration (see Notes to Consolidated Financial Statements – No. 4, Litigation Settlements). Partially offsetting this unfavorable impact was the favorable settlement of a tax audit for $0.9 million which allowed us to release a reserve for uncertain tax benefits.

(8)	In conjunction with our acquisition of Laserscope in the third quarter of 2006, we committed to a plan to divest Laserscope’s aesthetics business. On January 16, 2007, we sold the aesthetics business to Iridex Corporation. The financial results of the aesthetics business have been reported as discontinued operations beginning from the date of acquisition of July 20, 2006 through the date of sale of January 16, 2007. The income tax benefit from the loss from discontinued operations was $0.4 million and $2.7 million in 2007 and 2006, respectively. For a more complete description of the discontinued operations and the related impact on our financial results, refer to Notes to Consolidated Financial Statements — No. 3, Discontinued Operations and Sale of Aesthetics Business.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introductory Overview
We are the world leader in developing and delivering innovative solutions to physicians treating men’s and women’s pelvic health conditions. We have built a business that delivers consistent growth, fueled by a robust pipeline of innovative products for significant, under-penetrated markets. We have consistently diversified our product portfolio, building on our traditional base of products for erectile restoration and men’s incontinence, to include products and therapies targeted at benign prostatic hyperplasia (BPH) in men as well as urinary incontinence, pelvic organ prolapse and menorrhagia in women. We estimate there are as many as 1.8 billion incidences of these conditions in the global markets we serve, with many people suffering from multiple conditions. Treatment options for these conditions vary considerably depending on the severity of the condition. Approximately 450 million of these men and women have conditions sufficiently severe so as to profoundly diminish their quality of life and significantly impact their relationships. Our addressable market is contained within this group of patients. Our product development and acquisition strategies have focused on expanding our product offering for surgical and office-based solutions and on adding less-invasive solutions for surgeons and their patients. Our primary physician customers include urologists, gynecologists, urogynecologists and colorectal surgeons.
This past year has been a year of development, integration and growth, as we completed our 35th year of operations. This marked the first full year of operations following the July 2006 acquisition of Laserscope. As has been our history, we again introduced new solutions in a number of our therapies.
We began the year with approximately 1,100 employees and ended the year with approximately 1,250 employees. Our revenues grew from $358.3 million in 2006 to $463.9 million in 2007. In 2007, men’s health contributed $314.0 million in revenues, or 67.7 percent of total revenues, and women’s health contributed $149.9 million, or 32.3 percent of total revenues. We released a number of new products and product improvements during the year, and expanded the geographic launch of products introduced in late 2006, most notably, the AdVance male sling and the AMS 700 MS, a completely redesigned version of our market leading 700 series. In women’s health, we saw balanced growth between all therapies, incontinence, uterine health and prolapse. We launched the MiniArc Single Incision Sling for treating female stress urinary incontinence, with supporting clinical data on the efficacy of this solution. Our Her Option product for the treatment of menorrhagia, or excessive uterine bleeding, continued to see strong growth. Our prolapse repair products, Apogee and Perigee, experienced growth slightly ahead of our other women’s health therapies. We made significant advancements in product development across all therapies, particularly in male continence, erectile restoration, female continence, prolapse repair and laser therapies.
With the acquisition of Laserscope in July 2006, we are able to provide a full line of medical laser systems to deliver minimally invasive procedures for the treatment of obstructive BPH and urinary stones. We are now selling throughout our global markets the GreenLight HPS system. We continue to market our TherMatrx solution for in-office treatment of BPH. We have made strides in the development of products utilizing neuromuscular stimulation technology, following our April 2006 acquisition of certain patents and other assets from BioControl Medical, Ltd.
In January of 2007, consistent with the plans announced with the Laserscope acquisition, we sold the Laserscope aesthetics business. All of the information in this report, unless specifically stated otherwise, excludes the Laserscope aesthetics business, which we reported as discontinued operations during the six month period, July 2006 to January 2007, during which we held this business.
We believe our organic growth, combined with our recent acquisition activities position us well for strong growth in future years.
Results of Operations
Sales trends
The following table compares net sales of our product lines and geographies between 2007 and 2006, and between 2006 and 2005.

(in thousands)	2007	2006	$ Increase	% Increase	2006	2005	$ Increase	% Increase

Sales
Product Line
Men’s health	$314,016	$230,872	$83,144	36.0%	$230,872	$163,084	$67,788	41.6%
Women’s health	149,912	127,446	22,466	17.6%	127,446	99,507	27,939	28.1%

Total	$463,928	$358,318	$105,610	29.5%	$358,318	$262,591	$95,727	36.5%

Geography
United States	$334,258	$272,679	$61,579	22.6%	$272,679	$205,463	$67,216	32.7%
International	129,670	85,639	44,031	51.4%	85,639	57,128	28,511	49.9%

Total	$463,928	$358,318	$105,610	29.5%	$358,318	$262,591	$95,727	36.5%

Percent of total sales

Product Line
Men’s health	67.7%	64.4%			64.4%	62.1%
Women’s health	32.3%	35.6%			35.6%	37.9%

Total	100.0%	100.0%			100.0%	100.0%

Geography
United States	72.0%	76.1%			76.1%	78.2%
International	28.0%	23.9%			23.9%	21.8%

Total	100.0%	100.0%			100.0%	100.0%

Net Sales. In 2007, net sales increased by 29.5 percent or $105.6 million over 2006. The increase was driven by a full year of sales of the GreenLight HPS system, and the continued growth of the existing product lines in both the male and female product portfolio. The existing product lines were enhanced in 2007 by new product launches, particularly the MiniArc Single-Incision Sling and the InhibiZone-coated AUS 800 Artificial Urinary Sphincter along with continuing launches outside the United States, specifically the AdVance male sling and the AMS 700 MS for erectile restoration.
In 2006, sales grew by 36.5 percent or $95.7 million from 2005. The increase was driven by the sales of the GreenLight HPS system, which we acquired in July 2006, and the continued growth of the existing product lines in both the male and female product portfolios. The existing product lines were bolstered in the second half of 2006 by new product launches, specifically the AdVance male sling and the AMS 700 MS.
Men’s health products. Revenue from men’s health products grew 36.0 percent in 2007, following an increase of 41.6 percent in 2006.
Erectile restoration product sales experienced double digit growth, driven by the continued worldwide rollout of the AMS 700 MS, which features a one-touch button design for easier deflation and was originally launched in the United States in the fourth quarter of 2006. Male continence sales increased in 2007 as a result of strong unit and revenue growth in both the AUS 800 Artificial Urinary Sphincter and the newly launched AdVance male sling, which treats mild to medium incontinence. Prostate treatment sales were $129.8 million in 2007 including our laser therapy product line, which contributed $111.4 million in sales in 2007. Prostate treatment sales growth in 2007 was partially offset by a decline in sales of our TherMatrx product, which is used for treatment of non-obstructive BPH.
In 2006, erectile restoration product sales experienced balanced growth between pricing and unit volume, driven by the launch during the fourth quarter of 2006 of the AMS 700 MS. Male continence sales increased in 2006 as a result of strong unit growth in the AUS 800 Artificial Urinary Sphincter and the InVance male sling system, along with the launch of AdVance male sling in the third quarter. Prostate treatment sales in 2006 included the GreenLight system and fiber sales, which contributed $47.6 million in sales in 2006.
Women’s health products. Revenue from women’s health products grew 17.6 percent in 2007, following an increase of 28.1 percent in 2006. This revenue growth was the result of 14.7 percent unit growth in 2007 and 21.4 percent unit growth in 2006.

In 2007, we saw balanced revenue growth in dollars from all three therapies. Growth in sales and units of our female continence products was driven mainly by continued growth of our Monarc self fixating slings and the 2007 launch of the MiniArc product. The MiniArc Single-Incision Sling is our latest generation of slings, offering a less invasive treatment for female incontinence. The MiniArc requires just one incision to surgically place a small strip of mesh material to support the urethra. Our prolapse repair solutions, Apogee and Perigee, saw worldwide growth in both 2007 and 2006, primarily driven by our continued commitment to and emphasis on physician training. The Her Option product for the treatment of menorrhagia, or excessive uterine bleeding, grew significantly in 2007 as commercial payers continue to implement reimbursement for this therapy.
In 2006, the female continence product line continued to see growth, specifically in Monarc, BioArc SP and BioArc TO in an increasingly competitive marketplace. The Monarc and BioArc TO self-fixating slings continued to grow as the market continues the shift which began in 2004 from suprapubic to transobturator procedures in female incontinence slings.
International sales and foreign exchange effects. Our consolidated revenue grew $105.6 million, or 29.5 percent in 2007 from 2006. Of this growth, $7.6 million, or 2.1 percentage points, was due to favorable currency exchange rates in the markets in which we conduct business in a foreign currency. Because a large share of the expenses associated with international sales are foreign currency denominated costs, changes in these currency rates do not affect net income and cash flows from operations by the same dollar amount as they affect sales revenues.
In 2006, $0.3 million, or 0.2 percentage points, of the revenue growth from 2005 was due to favorable currency exchange rates.

Customer location	2007	2006	$ Increase	% Increase	2006	2005	$ Increase	% Increase

Within U.S.	$334,258	$272,679	$61,579	22.6%	$272,679	$205,463	$67,216	32.7%

International
Before currency impact	122,083	85,639	36,444	42.6%	85,321	57,128	28,193	49.4%

Subtotal	456,341	358,318	98,023	27.4%	358,000	262,591	95,409	36.3%
Currency impact	7,587	—	7,587	—	318	—	318	—

Total	$463,928	$358,318	$105,610	29.5%	$358,318	$262,591	$95,727	36.5%

Operating Expenses
The following table compares the dollar and percentage change in the Statement of Operations between 2007 and 2006, and between 2006 and 2005.

			$ Increase	% Increase			$ Increase	% Increase
(in thousands)	2007	2006	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)

Net sales	$463,928	$358,318	$105,610	29.5%	$358,318	$262,591	$95,727	36.5%
Cost of sales	105,592	68,872	36,720	53.3%	68,872	46,111	22,761	49.4%

Gross profit	358,336	289,446	68,890	23.8%	289,446	216,480	72,966	33.7%

Operating expenses
Marketing and selling	169,495	123,204	46,291	37.6%	123,204	92,001	31,203	33.9%
Research and development	43,315	33,877	9,438	27.9%	33,877	20,966	12,911	61.6%
In-process research & development	7,500	94,035	(86,535)	-92.0%	94,035	9,220	84,815	919.9%
General and administrative	43,070	34,417	8,653	25.1%	34,417	21,713	12,704	58.5%
Integration costs	1,103	1,712	(609)	-35.6%	1,712	—	1,712	n/a
Litigation settlement	14,303	—	14,303	n/a	—	—	—	n/a
Amortization of intangibles	18,264	12,393	5,871	47.4%	12,393	7,884	4,509	57.2%

Total operating expenses	297,050	299,638	(2,588)	-0.9%	299,638	151,784	147,854	97.4%

Operating income (expense)	61,286	(10,192)	71,478	n/a	(10,192)	64,696	(74,888)	n/a
Royalty income	5,028	1,701	3,327	195.6%	1,701	1,929	(228)	-11.8%
Interest income	1,153	2,754	(1,601)	-58.1%	2,754	1,246	1,508	121.0%
Interest expense	(37,760)	(18,395)	(19,365)	105.3%	(18,395)	(217)	(18,178)	8377.0%
Amortization of financing costs	(3,273)	(8,302)	5,029	-60.6%	(8,302)	—	(8,302)	n/a
Other income (expense)	3,071	283	2,788	985.2%	283	(1,429)	1,712	n/a

Income (loss) from continuing operations before income taxes	29,505	(32,151)	61,656	n/a	(32,151)	66,225	(98,376)	n/a
Provision for income taxes	15,914	11,731	4,183	35.7%	11,731	26,950	(15,219)	-56.5%

Net income (loss) from continuing operations	13,591	(43,882)	57,473	n/a	(43,882)	39,275	(83,157)	n/a

Loss from discontinued operations, net of tax benefit of $0.4 million and $2.7 million for 2007 and 2006, respectively	(691)	(5,435)	4,744	-87.3%	(5,435)	—	(5,435)	n/a

Net income (loss)	$12,900	$(49,317)	$62,217	n/a	$(49,317)	$39,275	$(88,592)	n/a

The following table shows the Statement of Operations as a percentage of net sales for 2007, 2006 and 2005.

	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	22.8%	19.2%	17.6%

Gross profit	77.2%	80.8%	82.4%

Operating expenses
Marketing and selling	36.5%	34.4%	35.0%
Research and development	9.3%	9.5%	8.0%
In-process research and development	1.6%	26.2%	3.5%
General and administrative	9.3%	9.6%	8.3%
Integration costs	0.2%	0.5%	0.0%
Litigation settlement	3.1%	0.0%	0.0%
Amortization of intangibles	3.9%	3.5%	3.0%

Total operating expenses	64.0%	83.6%	57.8%

Operating income (expense)	13.2%	-2.8%	24.6%

Royalty income	1.1%	0.5%	0.7%
Interest income	0.2%	0.8%	0.5%
Interest expense	-8.1%	-5.1%	-0.1%
Amortization of financing costs	-0.7%	-2.3%	0.0%
Other income (expense)	0.7%	0.1%	-0.5%

Income (loss) from continuing operations before income taxes	6.4%	-9.0%	25.2%
Provision for income taxes	3.4%	3.3%	10.3%

Net income (loss) from continuing operations	2.9%	-12.2%	15.0%

Net income (loss)	2.8%	-13.8%	15.0%

Cost of sales. Cost of sales increased 3.6 percentage points from 2006 to 2007 primarily driven by the continued change in the mix of products sold, as equipment consoles for laser therapy and Her Option become a larger share of total revenue. We also experienced increased warranty costs, which were 1.3 percent of sales in 2007, compared to 0.2 percent in 2006, as a result of the continued enhancements made to improve the reliability of the GreenLight HPS console and fibers. As service becomes a larger part of our business, we also saw a 0.5 percent increase in the cost of service in 2007 compared to the prior year. These increased costs were partially offset by favorable exchange impacts on gross margin for international operations, the impact of increased volume and our ability to control overhead spending. Future cost of sales will continue to depend on production volume levels, labor costs, raw material costs, product and geographic mix.
Cost of sales increased as a percent of sales 1.6 points from 2005 to 2006 primarily driven by changes in the mix of products sold, due mainly to sales of laser consoles. These increased costs were partially offset by improvements resulting from increased volume, process efficiencies, reduction of production set-up and controlled overhead spending.
Marketing and selling. Marketing and selling expenses increased by 2.1 percentage points in 2007 due to the full year effect of the laser therapy sales force and marketing personnel of Laserscope which was acquired in July of 2006, continued growth of the Her Option product line, the exchange rate impact for foreign operations and the launches of several new products. We will continue to invest in marketing and selling in support of increasing sales levels, but expect marketing and selling expenses will decrease as a percentage of sales over time.
Marketing and selling expenses increased in 2006 due to the worldwide sales force expansion in support of the $95.7 million increase in net sales, the adoption of SFAS 123(R) and the launches of new products. The Laserscope acquisition increased marketing and selling expenses in 2006 by approximately $7.2 million since the closing in July 2006.

Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. The $9.4 million increase in research and development expense from 2006 to 2007 is related to a full year of costs associated with the Laserscope acquisition, continuing development of GreenLight fiber applications, increased personnel and project work in the areas of applied research, product development, clinical studies, regulatory filings and intellectual property support including those related to our acquisitions of BioControl Medical, Ltd. (BioControl), Solarant Medical, Inc. (Solarant), and Ovion Inc. (Ovion). We expect total spending in research and development, over the longer term, to be approximately ten percent of sales.
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
In-process research and development. The 2007 in-process research and development (IPR&D) expense represents a $7.5 million milestone payment related to our acquisition of BioControl for the in-process development of an implantable electrical stimulation device to treat urge incontinence and interstitial cystitis (IC).
During 2006, we recognized IPR&D charges of $94.0 million, of which $25.6 million related to the acquisition of BioControl. Since the technology purchased had not yet reached technological feasibility and lacked an alternative future use, the full purchase price of $33.1 million was charged to in-process research and development. The development efforts were less than 50 percent complete at the time of the acquisition. We expect to continue international clinical trials in 2008 and expect products to be developed from this in-process development to reach marketability outside the United States in 2009. We anticipate we will begin a clinical trial in the United States for urge incontinence in women late in 2009 or early in 2010.
Also during 2006, we recognized in-process research and development charges of $62.1 million related to our acquisition of Laserscope, primarily associated with in-process fiber development which had not yet reached technological feasibility and lacked an alternative future use. This included the development of fibers to treat bladder tumors, strictures and renal cancer, as well as holmium fibers to treat BPH. Development for these therapies was estimated to be less than 50 percent complete at the time of acquisition. We are still in the development stages for these therapies and expect products to be developed from this in-process development to reach marketability after 2008.
We recognized additional IPR&D charges in 2006 of $4.3 million related to our July 2005 acquisition of Ovion for the in-process development of a minimally invasive permanent birth control device for women which had not yet reached technological feasibility and lacked an alternative future use. The development efforts were less than 20 percent complete at the time of the acquisition. As of December 30, 2006 we were beginning the enrollment process for a clinical trial, which was suspended during 2007. We recently suspended the clinical trial for these devices, as we did not reach our internal goal and have therefore elected to focus our efforts on improving the device before resuming the trial. The timing of marketability of these products is under review, but likely would not be prior to 2012.
The remaining IPR&D charge recognized in 2006 of $2.1 million related to the acquisition of Solarant for the in-process development of a minimally invasive treatment of stress urinary incontinence in women. The development efforts were less than 20 percent complete at the time of the acquisition. Based on initial results of a feasibility study, we do not believe that the initial product will be suitable for in-office use, and we plan to evaluate other applications of this technology for in-office use.
General and administrative. General and administrative cost increases of $8.7 million in 2007 are related to legal costs to defend certain intellectual property rights, a full year of costs associated with the Laserscope acquisition, new executive management positions to support our growth, and increased infrastructure costs for our upgraded ERP system and the expansion of our global headquarters.
General and administrative cost increases in 2006 were primarily due to the impact of SFAS 123(R) and the Laserscope acquisition.

Integration costs. Integration costs for 2007 and 2006 include costs incurred to integrate the acquired Laserscope operations into overall AMS operations, primarily for legal, consulting and retention bonuses. We do not anticipate further integration costs in future periods.
Litigation settlement. During 2007, we recorded a charge of $14.3 million for litigation settlements, primarily related to the arbitration award to the former shareholders of CryoGen, Inc. (CryoGen) concerning an earnout payment related to our 2002 acquisition of CryoGen. (See Notes to Consolidated Financial Statements – No. 4, Litigation Settlements.)
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The increase in intangible amortization expense in 2007 compared to 2006 is primarily due to the amortization of intangible assets from the Laserscope acquisition for a full year, as Laserscope was acquired in July 2006. (See Notes to Consolidated Financial Statements – No. 2, Acquisitions.)
The increase in intangible amortization expense in 2006 compared to 2005 is primarily due to the amortization of intangible assets from the Laserscope acquisition.
Royalty income. Our royalty income is primarily from the license of our intellectual property. It includes royalty payments for our stent-delivery and microwave therapy technologies. We do not directly influence sales of the products on which these royalties are based and cannot give any assurance as to future income levels. The $5.0 million in royalty income in 2007 includes a one-time paid up license of our microwave therapy technology.
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
Interest income. Interest income decreased in 2007 compared to 2006. Our interest income in the 2006 period was higher due to the cash on hand from the net proceeds of our Convertible Notes issued on June 27, 2006, just prior to closing on the acquisition of Laserscope (see Notes to Consolidated Financial Statements – No. 9, Debt).
Interest expense. Interest expense increased by $19.4 million in 2007 compared to 2006 due to a full year of interest incurred on our $373.8 million principal value of Convertible Notes, which carry a fixed interest rate of 3.25 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent (weighted average rate of 7.5 percent at December 29, 2007). Average borrowings during 2007 on the Credit Facility were $332.3 million, compared to average borrowings during 2006 of $366.0 million from inception in the third quarter of 2006 through December 30, 2006. (See Notes to Consolidated Financial Statements – No. 9, Debt.)
Interest expense increased in 2006 compared to 2005 due to short-term borrowing activity, interest incurred on our Convertible Notes, and the interest incurred on our Credit Facility (with a weighted average rate of 7.8 percent at December 30, 2006).
In August 2007, the Financial Accounting Standards Board (FASB) published a proposed FASB Staff Position (FSP) that would change the balance sheet classification of a component of our Convertible Notes between equity and debt and would result in additional non-cash economic interest cost being reflected in the income statement. The proposed change in accounting treatment would be applied retrospectively to prior periods. The FASB plans to continue deliberations on this proposed FSP in 2008. We cannot predict if or when any such change would be implemented or the exact methodology that will be imposed. Any such change could have a significant impact on our reported or future financial results.
Amortization of financing costs. Amortization of financing costs in 2007 is comprised of the amortization of the costs associated with the issuance of the Convertible Notes and the Credit Facility. (See Notes to Consolidated Financial Statements – No. 9, Debt.)
Amortization of financing costs in 2006 is comprised of amortization of costs associated with the issuance of our Convertible Notes, which were issued on June 27, 2006, and our Credit Facility, which was entered into on July 20,

2006. In addition, in June 2006, in preparation for the acquisition of Laserscope, we obtained a commitment for up to $180.0 million of senior subordinated unsecured financing. We incurred a commitment fee of $7.0 million for the financing commitment, but did not use the financing. The commitment fee was recorded as amortization of financing costs in 2006.
Other income (expense). The increase in other income in 2007 is due, in part, to the $1.6 million payment as part of our settlement agreement with Celsion on February 8, 2007. This payment settled prior claims under the patent infringement suit we filed against Celsion in September 2006. The remainder of the increase is due primarily to gains resulting from the fluctuation in foreign currencies, mainly the Euro, against the U.S. dollar and relate to translating foreign denominated inter-company receivables to current rates.
The increase in other income in 2006 is due primarily to gains resulting from the fluctuation in foreign currencies, similar to those described for 2007.
Provision for income taxes.
Our effective tax rate for 2007 of 53.9 percent on income from continuing operations was higher than the U.S. statutory tax rate applied to pretax income, primarily due to the adverse tax effects of the $14.3 million of litigation settlement charges that were predominantly related to the resolution of the CryoGen arbitration (see Notes to Consolidated Financial Statements – No. 4, Litigation Settlements). Partially offsetting this unfavorable impact was the favorable settlement of a tax audit which allowed us to release a reserve for uncertain tax benefits of $0.9 million.
Our effective tax expense rate for 2006 of 36.5 percent on the loss from continuing operations resulted in the recording of a tax expense on a loss. The effective tax expense rate on the loss was substantially different than the U.S. statutory tax benefit rate that would have been expected primarily due to the incurrence of $68.5 million in non-tax deductible IPR&D charges during 2006.
Liquidity and Capital Resources
Cash, cash equivalents, and short-term investments were $35.2 million as of December 29, 2007, compared to $29.5 million as of December 30, 2006. The increase is primarily due to variations in the timing of payments on our long-term debt.
Cash flows from operating activities
Net cash provided by operating activities decreased from $74.1 million in 2006 to $47.8 million in 2007 primarily driven by $19.4 million of incremental interest expense and a $28.4 million increase in net operating assets and liabilities. The $19.4 million of incremental interest expense was a result of having a full year of Laserscope related financing costs in 2007 compared to approximately five months of related financing costs in 2006. Two significant drivers of the $28.4 million increase in net operating assets and liabilities are increased accounts receivable and inventory. Accounts receivable grew from $91.9 million at the end of 2006, to $106.5 million at the end of 2007, primarily the result of increased sales. Inventory grew from $38.0 million at the end of 2006 to $60.7 million at the end of 2007. This increase reflects increased sales volume, a larger mix of products as several new products and product configurations were introduced in 2007, and a decline in inventory efficiency. This was offset by a decline in other current assets as a result of the sale of the aesthetics business early in 2007.
Net cash provided by operating activities remained relatively constant from 2005 to 2006, increasing from $71.6 million in 2005 to $74.1 million in 2006 primarily driven by an increase in accounts receivable, inventory and other assets, offset by an increase in accrued liabilities, as a result of the Laserscope acquisition.
Cash flows from investing activities
Cash used in investing activities was $1.3 million and $786.5 million in 2007 and 2006, respectively. During 2007 and 2006, we made business and technology acquisitions of $8.3 million and $777.5 million, respectively. We received $22.1 million during 2007 as a result of the divestiture of the aesthetics business. Current year purchases consist primarily of a $7.5 million milestone payment related to our acquisition of BioControl.

Purchases in 2006 include $718.7 million, net of cash acquired, for Laserscope, $25.6 million for certain assets of BioControl, $2.9 million for Solarant, and a $5.0 million milestone payment for Ovion. We also paid $26.3 million of milestone payments to the former TherMatrx shareholders.
Cash flows from financing activities
Cash flow used in financing activities was $39.0 million compared to cash flow provided by financing activities of $717.6 million in 2006. In 2007, we made payments on our long-term debt of $50.1 million, partially offset by the issuance of common stock for $10.8 million, the majority of which came from our employees exercising stock options.
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
We may also redeem the Convertible Notes on or after July 6, 2011 at specified redemption prices as provided in the Indenture plus accrued and unpaid interest, plus contingent interest to, but excluding, the applicable redemption date, and the holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on July 1, 2013, July 1, 2016, July 1, 2021, July 1, 2026, and July 1, 2031, or in the event of a designated event, at a purchase price equal to 100 percent of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, plus contingent interest to, but excluding, the purchase date.
Prior to conversion, our Convertible Notes represent potentially dilutive common share equivalents that must be considered in our calculation of diluted earnings per share (“EPS”). When there is a net loss, common share equivalents are excluded from the computation because they have an anti-dilutive effect. In addition, when the conversion price of our Convertible Notes is greater than the average market price of our stock during any period, the effect would be anti-dilutive and we would exclude the Convertible Notes from the EPS computation. However, when the average market price of our stock is greater than the conversion price of the Convertible Notes, the impact is dilutive and the Convertible Notes will affect the number of common share equivalents used in the diluted EPS calculation. The degree to which these Convertible Notes are dilutive increases as the market price of our stock increases.
The following table illustrates the number of common share equivalents that would potentially be included in weighted average common shares for the calculation of diluted EPS, assuming various market prices of our stock:

	The number of common share equivalents
If the average market price of	potentially included in the computation of		Percent
our stock is:	diluted EPS would be (1):		Dilution (2)
$19.00	—	(anti-dilutive)	0.0%
$25.00	4.3	million	5.6%
$30.00	6.8	million	8.6%
$35.00	8.6	million	10.6%

(1)	Common share equivalents are calculated using the treasury stock method, in accordance with EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.”

(2)	The percent dilution is based on 72,258,512 outstanding shares as of December 29, 2007.
For the twelve months ended December 29, 2007 and December 30, 2006, our Convertible Notes were excluded from the diluted net income per share calculation because the conversion price was greater than the average market price of our stock.
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
The Credit Facility has a term of six years and consists of (i) a term loan facility in an aggregate principal amount of $365.0 million and (ii) a revolving credit facility in an aggregate principal amount of up to $65.0 million. The revolving credit facility has a $5.0 million sublimit for the issuance of standby and commercial letters of credit and a $5.0 million sublimit for swing line loans. We used borrowings under the Credit Facility to fund a portion of the purchase price for the acquisition of Laserscope, and pay fees and expenses related to the Credit Facility and the acquisition of Laserscope. The revolving credit facility is available to fund our ongoing working capital needs, including future capital expenditures and permitted acquisitions. As of December 29, 2007 and December 30, 2006, we had $314.0 million and $364.1 million, respectively, of term debt outstanding under our Credit Facility.
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
The financial covenants specified in the Credit Facility, as amended, are summarized as follows:

	For The Fiscal	Original	Amended
Financial	Periods Ending	Required	Required
Covenants	Closest to	Ratio	Ratio

Total Leverage Ratio	12/31/07	5.00:1.00 (maximum)	5.50:1.00 (maximum)
	3/31/08	4.75:1.00	5.25:1.00
	6/30/08	4.50:1.00	5.00:1.00
	9/30/08	4.25:1.00	4.75:1.00
	12/31/08	4.00:1.00	4.50:1.00
	Reductions continuing until 6/30/10	3.00:1.00	3.00:1.00

Senior Leverage Ratio	12/31/07	2.50:1.00 (maximum)	2.50:1.00 (maximum)
	3/31/08	2.50:1.00	2.50:1.00
	6/30/08	2.50:1.00	2.50:1.00
	9/30/08	2.50:1.00	2.50:1.00
	12/31/08	2.25:1.00	2.25:1.00
	Reductions continuing until 3/31/09	2.00:1.00	2.00:1.00

Interest Coverage Ratio	12/31/07	3.50:1.00 (minimum)	3.25:1.00 (minimum)
	3/31/08	3.50:1.00	3.25:1.00
	6/30/08	3.50:1.00	3.50:1.00
	9/30/08	3.75:1.00	3.50:1.00
	12/31/08	3.75:1.00	3.75:1.00
	Increases continuing until 9/30/09	4.00:1.00	4.00:1.00

Fixed Charge Coverage Ratio	12/31/07	1.25:1.00 (minimum)	1.25:1.00 (minimum)
	3/31/08	1.25:1.00	1.25:1.00
	6/30/08	1.25:1.00	1.25:1.00
	9/30/08	1.50:1.00	1.40:1.00
	12/31/08	1.50:1.00	1.40:1.00
	Increases continuing until 3/31/09	1.50:1.00	1.50:1.00

Maximum Capital Expenditures	12/31/07	$15.0 million	$16.5 million
	12/31/08	$15.0 million	$15.0 million
As of December 29, 2007, we were in compliance with all financial covenants as defined in our Credit Facility, as amended, which are summarized as follows:

Financial Covenant	Required Covenant	Actual Result

Total Leverage Ratio (1)	5.50:1.00 (maximum)	5.30
Senior Leverage Ratio (2)	2.50:1.00 (maximum)	2.37
Interest Coverage Ratio (3)	3.25:1.00 (minimum)	3.47
Fixed Charge Coverage Ratio (4)	1.25:1.00 (minimum)	2.65
Maximum Capital Expenditures (5)	$16.5 million	$14.2 million

(1)	Total outstanding debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(2)	Total outstanding senior secured debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(3)	Ratio of Consolidated EBITDA for the trailing four quarters to interest expense for such period.

(4)	Ratio of Consolidated EBITDA for the trailing four quarters to fixed charges (cash interest expense, scheduled principal payments on debt, capital expenditures, income taxes paid, earn-out and milestone payments) for such period.

(5)	Includes expenditures of $6.3 million for the planned expansion of our corporate headquarters building and $3.2 million for the implementation of a new enterprise resource planning system. These projects were completed in the second quarter of 2007.
The ratios are based on EBITDA, on a rolling four quarters, calculated on a pro forma combined basis with Laserscope and without discontinued operations, with some adjustments (“Consolidated Adjusted EBITDA”). Consolidated Adjusted EBITDA is a non-GAAP financial measure that is defined in our Credit Facility as earnings before interest, income taxes, depreciation, amortization, and other non-cash items reducing net income including IPR&D, stock compensation charges, upfront fees and expenses incurred in connection with the execution and delivery of the Credit Facility, and certain non-recurring integration costs related to the acquisition of Laserscope, less other non-cash items increasing net income. Consolidated Adjusted EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information relative to compliance with our debt covenants.
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
Our borrowing arrangements are more fully described in Notes to Consolidated Financial Statements – No. 9, Debt.
Contractual Obligations
The following table sets forth the future commitments for our long-term debt, operating leases and the litigation settlement.

		Less than			More than
(in millions)	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt obligations	$687.8	$4.0	$6.3	$303.7	$373.8
Operating lease commitments	9.4	2.7	4.0	2.5	0.2
Litigation settlement	14.3	14.3	—	—	—

Total	$711.5	$21.0	$10.3	$306.2	$374.0

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
These contingent payments equaled four times the aggregate sales of products over the period which began on July 5, 2004 and ended on December 31, 2005, minus $40.0 million cash consideration paid on July 5, 2004. Since the time of acquisition, earnout payments of $97.2 million have been paid, including $0.8 million paid during 2007 in final settlement of the TherMatrx shareholder representative’s audit of the contingent payments. This additional payment was recorded as an increase to the purchase price with a corresponding adjustment to goodwill. As of December 29, 2007, all contingent payments have been paid and there are no remaining contingent payments under the TherMatrx purchase agreement.
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
On April 26, 2006, we acquired certain issued patents and other assets from BioControl Medical, Ltd., an Israeli company focused on developing medical devices for the application of electrical stimulation technology. We acquired an exclusive license for the use of the patents and technologies in urology, gynecology and other pelvic health applications. In addition, as part of this acquisition, we purchased Cytrix Israel, Ltd. (Cytrix), an Israeli company with no operations, other than the employment of a specific workforce to support the related licensed technology. The purchase price was comprised of an initial payment of $25.0 million, milestone payments for relevant accomplishments through and including FDA approval of the product of up to $25.0 million, and royalties over the first ten years of the related license agreement. We deposited $2.5 million of the initial payment in escrow to cover certain contingencies over the period of the agreement. The escrow period expired in April 2007 and the full balance was distributed to the seller. In the fourth quarter of 2007, we made the first milestone payment of $7.5 million. This payment was charged to in process research and development expense in 2007. We used both cash on hand and short term borrowings on our January 20, 2005 senior credit facility to make the initial payment.
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
We believe that funds generated from operations, together with our balances in cash and cash equivalents, as well as short term investments and our revolving Credit Facility, will be sufficient to finance current operations, planned capital expenditures, servicing of existing debt and any contingent payments that become due related to the acquisitions described.

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
Total stock-based compensation expense recognized during the fiscal years ended December 29, 2007 and December 30, 2006 was $12.4 million and $9.8 million, respectively. See Notes to Consolidated Financial Statements – No. 10, Stock-Based Compensation for further information regarding our stock-based compensation programs.
Revenue Recognition Policy
We sell our products primarily through a direct sales force. A portion of our revenue is generated from consigned inventory or from inventory with field representatives. For these products, revenue is recognized at the time the product has been used or implanted. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to customers, providing there are no remaining performance obligations required from us or any matters requiring customer acceptance. In cases where we utilize distributors or ship product directly to the end user, we recognize revenue upon shipment provided all revenue recognition criteria have been met. We record estimated sales returns, discounts and rebates as a reduction of net sales in the sale period when revenue is recognized.
Certain sales of lasers have post-sale obligations of installation and advanced training. These obligations are fulfilled after product shipment, and in these cases, we recognize revenue in accordance with the multiple element accounting guidance set forth in Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables. For each multiple element arrangement, we determine if each element is a separate unit of accounting pursuant to EITF 00-21 by ensuring that (1) the element has stand alone value to the customer, (2) there is objective evidence of the fair value for the element, and (3) if the arrangement includes a general right of return relative to the delivered item, delivery of the undelivered items is considered probable and in our control. To determine the fair value for each hardware, installation and training services element in an arrangement, we rely primarily upon vendor specific objective evidence (VSOE) of fair value using the price charged when we sell that element separately, or in the case of hardware that we do not sell separately, we rely upon vendor objective evidence of fair value in the form of competitor pricing of the same or interchangeable products. We defer revenue attributable to the post-shipment obligations and recognize such revenue when the obligation is fulfilled.
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
All of our customers have rights of return for the occasional ordering or shipping error. We maintain an allowance for these returns and reduce reported revenue for expected returns from shipments during each reporting period. This allowance is based on historical and current trends in product returns. At December 29, 2007 this allowance was $2.3 million, and it was $1.8 million at December 30, 2006.
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
The allowance for doubtful accounts was $3.1 million at both December 29, 2007 and December 30, 2006, which represented 2.9 percent and 3.3 percent of gross accounts receivable, respectively. The allowance remained at approximately the same level on increased sales due to continued improvements in collection activities in both U.S. and international operations. In particular, allowances required on open accounts in Spain and Portugal have decreased through more aggressive monitoring of hospital payment patterns and resulting collection activities.
Inventories
Inventories are stated at the lower of cost or market determined on the first-in-first-out method. Each quarter, we evaluate our inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical loss trends, expected product lives, product at risk of expiration, sales levels by product, and projections of future sales demand. We reserve inventories we consider obsolete. In addition, we record an allowance for inventory quantities in excess of forecasted demand. Inventory allowances were $2.9 million and $2.5 million at the end of 2007 and 2006, respectively. If future demand or market conditions are less favorable than current estimates, additional inventory adjustments would be required and would adversely affect income in the period the adjustment is made.
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
At December 29, 2007, our accrued warranty allowance was $3.0 million compared to $2.7 million at December 30, 2006. If we experience changes in any of the factors that influence this estimate, we will make adjustments to this accrued warranty allowance.
Product Liability Accrual
Each quarter, we estimate the uninsured portion of legal representation and settlement costs of product liability claims and lawsuits. This evaluation consists of reviewing historical claims costs as well as assessing future trends in medical device liability cases. Social and political factors, as well as surgeon and medical facility responsibility, make litigation costs hard to predict. Accruals for future litigation costs were $0.9 million at December 29, 2007, versus $0.5 million at December 30, 2006. The accrual amount reflects the estimate related to identified claims and lawsuits. If, in the future, we determine that this accrual is inadequate, the adjustment would reduce reported income in the period we recorded the adjustment.
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
Goodwill is the excess of the purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually during the fourth quarter, or whenever a change in circumstances or the occurrence of events suggest the remaining value may not be recoverable. Our estimates associated with these impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $690.5 million as of December 29, 2007 and $677.1 million as of December 30, 2006.
Other intangible assets consist primarily of purchased technology, patents, and trademarks and are generally amortized using the straight-line method over their estimated useful lives. We review our intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually during the fourth quarter or whenever there is an impairment indicator. Other intangible assets, net of accumulated amortization, were $143.8 million as of December 29, 2007 and $160.7 million as of December 30, 2006.

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
Valuation allowances for 2007 and 2006 of $1.4 million and $4.1 million, respectively, are maintained to offset deferred tax assets. On December 29, 2007 the valuation allowance consisted of $0.7 million related to tax loss carryforwards created in foreign jurisdictions and $0.7 million related to foreign tax credit carryforwards established in 2007. If subsequently recognized, the $0.7 million related to the foreign net operating loss carryforward and $0.6 million related to the foreign tax credit carryforward would be recorded as an adjustment to goodwill. During 2007, we utilized a capital loss carryforward with a tax effected value of $1.7 million. The capital loss was realized during the year as a result of capital gains that were realized in connection with the divestiture of the Laserscope aesthetics business. Because the purchase accounting rules apply to this transaction, the entire benefit realized of $1.7 million was recorded as an adjustment to goodwill. For more information, refer to Notes to Consolidated Financial Statements – No. 15, Income Taxes.
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only it if is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and increased disclosures. We adopted the provisions of FIN 48 in our fiscal year beginning December 31, 2006.
We assess our reserves for uncertain tax benefits pursuant to FIN 48 on a quarterly basis. We believe that all of our tax positions are fully supportable. However, we establish a reserve for uncertain tax benefits for actual tax benefits claimed or planned to be claimed on tax return filings in excess of what is allowed to be recognized for financial statement purposes pursuant to FIN 48.
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
Based on a sensitivity analysis, as of December 29, 2007, an instantaneous and sustained 200-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a decrease in net income before income taxes of approximately $5.8 million over the next 12 months.
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
During fiscal 2007 and 2006, revenues from sales to customers outside the United States were 28.0 percent and 23.9 percent of total consolidated revenues, respectively. International accounts receivable, inventory, cash, and accounts payable were 43.7 percent, 3.6 percent, 36.2 percent, and 15.0 percent of total consolidated accounts for each of these items as of December 29, 2007. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar in 2007 relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $2.9 million during 2007.
At December 29, 2007, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $32.8 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $4.9 million. Actual amounts may differ.
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
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 29, 2007.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during our fourth quarter ended December 29, 2007.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 29, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 29, 2007, our internal control over financial reporting is effective based on those criteria.
Our internal control over financial reporting as of December 29, 2007, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, as stated in their report which appears on page F-2 of this Form 10-K.
Item 9B. Other Information
None

PART III
Item 10. Directors and Executive Officers of the Registrant
Directors of the Registrant
The information in the “Election of Directors — Information About the Nominees and Other Directors” section of our 2008 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Executive Officers of the Registrant
Information about our executive officers is included in this Annual Report on Form 10-K under Item 4A, “Executive Officers of American Medical Systems.”
Compliance with Section 16(a) of the Exchange Act
The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2008 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Audit Committee Financial Expert
The information under the heading “Audit Committee” in the “Election of Directors — Board and Board Committees” section of our 2008 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Identification of the Audit Committee
The information under the heading “Audit Committee” in the “Election of Directors — Board and Board Committees” section of our 2008 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Code of Ethics
Our Code of Ethics for Senior Financial Management applies to our chief executive officer, chief financial officer, controller, and other employees performing similar functions that have been identified by the chief executive officer, and meets the requirements of the Securities and Exchange Commission. We have posted our Code of Ethics for Senior Financial Management on our website at www.AmericanMedicalSystems.com. We intend to disclose any amendments to and any waivers from a provision of our Code of Ethics for Senior Financial Management on our website within five business days following such amendment or waiver. The information contained in or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any report that we file with or furnish to the Securities and Exchange Commission.
Item 11. Executive Compensation
The information in the “Compensation Discussion & Analysis,” the “Executive Compensation” and the “Director Compensation” sections of our 2008 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the “Executive Compensation—Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders and Management Beneficial Ownership” sections of our 2008 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information in the “Related Person Relationships and Transactions,” the “Election of Directors – Information about Nominees and other Directors” and the “Election of Directors – Board and Board Committees” sections of our 2008 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Item 14. Principal Accountant Fees and Services
The information in the “Audit and Non-Audit Fees” section of our 2008 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

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

Schedule II – Valuation and Qualifying Accounts	F-47
(c) Exhibits
The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index on pages E-1 to E-6 to this report. A copy of any of the exhibits listed in the Exhibit Index will be sent at a reasonable cost to any stockholder upon receipt from any such person of a written request for any such exhibit. Requests should be sent to the attention of Corporate Secretary, American Medical Systems, Inc., 10700 Bren Road West, Minnetonka, Minnesota 55343.
The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit (or incorporated by reference) to this Annual Report on Form 10-K:
1.	Employment Agreement, dated April 26, 2004, between Martin J. Emerson and American Medical Systems, Inc.

2.	First Amendment to Employment Agreement, dated January 5, 2005, between Martin J. Emerson and American Medical Systems, Inc.

3.	Second Amendment to Employment Agreement, dated January 4, 2008, between Martin J. Emerson and American Medical Systems, Inc.

4.	Employment Agreement, dated January 1, 2003, between Ross Longhini and American Medical Systems, Inc.

5.	Employment Agreement, dated December 18, 2006, between Mark A. Heggestad and American Medical Systems, Inc.

6.	Employment Offer Letter, dated March 31, 2005, between Stephen J. McGill and American Medical Systems, Inc.

7.	Employment Agreement, dated April 7, 2005, between Stephen J. McGill and American Medical Systems, Inc.

8.	Separation Agreement, executed January 18, 2008, between Martin J. Emerson and American Medical Systems, Inc.

9.	2000 Equity Incentive Plan, as amended.

10.	Form of Incentive Stock Option Agreement under the 2000 Equity Incentive Plan, as amended.

11.	Form of Non-Qualified Stock Option Agreement under the 2000 Equity Incentive Plan, as amended.

12.	Employee Stock Purchase Plan, as amended.

13.	2005 Stock Incentive Plan, as amended.

14.	Form of Stock Option Certificate for Directors under the 2005 Stock Incentive Plan, as amended.

15.	Form of Stock Option Certificate for Executive Officers under the 2005 Stock Incentive Plan, as amended.

16.	Form of Notice of Amendment to Stock Option Certificate/Agreement for Executive Officers of American Medical Systems Holdings, Inc.

17.	Form of Indemnification Agreement with Executive Officers and Directors.

18.	Form of Change in Control Severance Agreement.

19.	Summary of Director Compensation.

FINANCIAL STATEMENTS AND NOTES THERETO
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED
FINANCIAL STATEMENTS
The Board of Directors and Stockholders of American Medical Systems Holdings, Inc.
We have audited the accompanying consolidated balance sheets of American Medical Systems Holdings, Inc. as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Medical Systems Holdings, Inc. at December 29, 2007 and December 30, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.
As discussed in Note 10 to the financial statements, in 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004) Share-Based Payments.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Medical Systems Holdings, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of American Medical Systems Holdings, Inc.
We have audited American Medical Systems Holdings, Inc. internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Medical Systems Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, American Medical Systems Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.
We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Medical Systems Holdings, Inc. as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007, and our report dated February 25, 2008, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 25, 2008

American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	2007	2006	2005
Net sales	$463,928	$358,318	$262,591
Cost of sales	105,592	68,872	46,111

Gross profit	358,336	289,446	216,480

Operating expenses
Marketing and selling	169,495	123,204	92,001
Research and development	43,315	33,877	20,966
In-process research and development	7,500	94,035	9,220
General and administrative	43,070	34,417	21,713
Integration costs	1,103	1,712	—
Litigation settlement	14,303	—	—
Amortization of intangibles	18,264	12,393	7,884

Total operating expenses	297,050	299,638	151,784

Operating income (expense)	61,286	(10,192)	64,696

Other (expense) income
Royalty income	5,028	1,701	1,929
Interest income	1,153	2,754	1,246
Interest expense	(37,760)	(18,395)	(217)
Amortization of financing costs	(3,273)	(8,302)	—
Other income (expense)	3,071	283	(1,429)

Total other (expense) income	(31,781)	(21,959)	1,529

Income (loss) from continuing operations before income taxes	29,505	(32,151)	66,225

Provision for income taxes	15,914	11,731	26,950

Net income (loss) from continuing operations	13,591	(43,882)	39,275

Loss from discontinued operations, net of tax benefit of $0.4 million and $2.7 million for 2007 and 2006, respectively	(691)	(5,435)	—

Net income (loss)	$12,900	$(49,317)	$39,275

Net income (loss) per share
Basic net earnings (loss) from continuing operations	$0.19	$(0.63)	$0.57
Discontinued operations, net of tax	(0.01)	(0.08)	—

Basic net earnings (loss)	$0.18	$(0.70)	$0.57

Diluted net earnings (loss) from continuing operations	$0.18	$(0.63)	$0.55
Discontinued operations, net of tax	(0.01)	(0.08)	—

Diluted net earnings (loss)	$0.18	$(0.70)	$0.55

Weighted average common shares used in calculation
Basic	72,061	70,152	68,926
Diluted	73,593	70,152	71,682

American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 29, 2007	December 30, 2006
Assets
Current assets
Cash and cash equivalents	$34,044	$29,051
Short term investments	1,137	490
Accounts receivable, net	106,457	91,938
Inventories, net	60,707	37,974
Deferred income taxes	13,105	11,065
Other current assets	9,935	21,572
Assets of discontinued operations	—	46,078

Total current assets	225,385	238,168

Property, plant and equipment, net	53,126	47,035
Goodwill	690,478	677,053
Developed and core technology, net	94,452	110,634
Other intangibles, net	49,337	50,022
Other long-term assets, net	3,655	4,179

Total assets	$1,116,433	$1,127,091

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,364	$15,430
Accrued compensation expenses	19,258	17,019
Accrued warranty expense	3,001	2,715
Other accrued expenses	46,464	47,891
Liabilities of discontinued operations	—	19,478

Total current liabilities	82,087	102,533

Long-term debt	666,234	713,456
Deferred income taxes	23,333	22,296
Long-term income taxes payable	13,414	4,584
Long-term employee benefit obligations	3,175	3,060

Total liabilities	788,243	845,929

Stockholders’ equity
Common stock, par value $.01 per share; authorized 220,000,000 shares; issued and outstanding: 72,258,512 shares at December 29, 2007 and 71,059,312 shares at December 30, 2006	723	711
Additional paid-in capital	284,751	253,127
Accumulated other comprehensive income	6,910	4,155
Retained earnings	35,806	23,169

Total stockholders’ equity	328,190	281,162

Total liabilities and stockholders’ equity	$1,116,433	$1,127,091

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total
Balances at January 1, 2005	67,479	$675	$210,163	$33,211	$5,123	$249,172

Comprehensive income
Net income	—	—	—	39,275	—	39,275
Foreign currency translation adjustment, net of tax benefit of $0.6 million	—	—	—	—	(2,709)	(2,709)

Total comprehensive income						36,566
Issuance of common stock:
Stock options exercised	1,958	19	10,165	—	—	10,184
Employee stock purchase plan	88	1	1,354	—	—	1,355
Compensation cost of stock options issued to non-employees	—	—	189	—	—	189
Income tax benefit from stock option plans	—	—	5,413	—	—	5,413

Balances at December 31, 2005	69,525	695	227,284	72,486	2,414	302,879

Comprehensive income
Net loss	—	—	—	(49,317)	—	(49,317)
Foreign currency translation adjustment, net of tax of $0.4 million	—	—	—	—	1,593	1,593

Total comprehensive loss						(47,724)
Issuance of common stock:
Stock options exercised	1,414	15	8,154	—	—	8,169
Employee stock purchase plan	120	1	1,764	—	—	1,765
Stock-based compensation cost under Statement of Financial Accounting Standard No. 123(R)	—	—	10,014	—	—	10,014
Income tax benefit from stock option plans	—	—	5,911	—	—	5,911
Adjustment to initially apply Statement of Financial Accounting Standard No. 158, net of tax of $0.1 million	—	—	—	—	148	148

Balances at December 30, 2006	71,059	711	253,127	23,169	4,155	281,162

Comprehensive income
Net income	—	—	—	12,900	—	12,900
Foreign currency translation adjustment, net of tax of $0.3 million	—	—	—	—	3,251	3,251
Unrealized (loss) on available-for-sale securities, net of tax benefit of $0.3 million	—	—	—	—	(433)	(433)
Prior service cost for post-retirement plan, net of tax of $0.0 million	—	—	—	—	(24)	(24)
Net loss for post-retirement plan, net of tax of $0.0 million	—	—	—	—	(39)	(39)

Total comprehensive income						15,655
Issuance of common stock:
Stock options exercised	604	6	8,324	—	—	8,330
Employee stock purchase plan	164	2	2,498	—	—	2,500
Restricted stock awards	60	—	—	—	—	—
InnovaQuartz settlement (see Note 2, Acquisitions)	372	4	7,371	—	—	7,375
Stock-based compensation cost under Statement of Financial Accounting Standard No. 123(R)	—	—	12,700	—	—	12,700
Income tax benefit from stock option plans	—	—	731	—	—	731
Adjustment to initially apply FASB Interpretation No. 48	—	—	—	(263)	—	(263)

Balances at December 29, 2007	72,259	$723	$284,751	$35,806	$6,910	$328,190

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Cash Flow
(In thousands)

	2007	2006	2005

Cash flows from operating activities
Net income (loss)	$12,900	$(49,317)	$39,275
Loss from discontinued operations, net of tax benefit	(691)	(5,435)	—

Income (loss) from continuing operations	13,591	(43,882)	39,275

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	8,587	4,695	5,135
Loss on asset disposals	26	385	601
Amortization of intangibles	18,264	12,393	7,884
Amortization of deferred financing costs	3,273	1,347	—
In-process research and development charges	7,500	94,035	9,220
Financing charges on credit facility	—	6,955	—
Non-cash deferred compensation	—	—	189
Excess tax benefit from exercise of stock options	(215)	(1,674)	—
Tax benefit on exercised stock option arrangements	731	5,911	5,413
Change in net deferred income taxes	11,977	1,814	882
Stock based compensation	12,398	9,830	—

Changes in operating assets and liabilities, net of acquired amounts:
Accounts receivable	(9,828)	(22,218)	(5,745)
Inventories	(30,516)	(2,817)	3,130
Accounts payable and accrued expenses	(3,868)	23,863	7,045
Other assets	15,831	(16,583)	(1,449)

Net cash provided by operating activities	47,751	74,054	71,580

Cash flows from investing activities
Purchase of property, plant and equipment	(14,173)	(21,923)	(5,110)
Purchase of business, net of cash acquired	(781)	(745,637)	(81,516)
Disposal of business	22,116	—	—
Purchase of investments in technology	(7,500)	(31,935)	(1,620)
Purchase of other intangibles	(382)	(2,050)	—
Purchase of short-term investments	(30,187)	(155)	(33,774)
Sale of short-term investments	29,570	15,189	33,743

Net cash used in investing activities	(1,337)	(786,511)	(88,277)

Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	361,185	—
Proceeds from senior secured credit facility, net of issuance costs	—	352,660	—
Issuance of common stock	10,830	9,934	11,539
Excess tax benefit from exercise of stock options	215	1,674	—
Proceeds from short-term borrowings	—	25,000	—
Repayments of short-term borrowings	—	(25,000)	—
Payments on long-term debt	(50,069)	(913)	—
Financing charges paid on credit facility	—	(6,955)	—

Net cash (used in) provided by financing activities	(39,024)	717,585	11,539

Cash provided by (used in) continuing operations	7,390	5,128	(5,158)

Cash used in discontinued operations
Operating activities	(691)	(5,435)	—

Cash used in discontinued operations	(691)	(5,435)	—

Effect of currency exchange rates on cash	(1,706)	(1,527)	354

Net increase (decrease) in cash and cash equivalents	4,993	(1,834)	(4,804)

Cash and cash equivalents at beginning of period	29,051	30,885	35,689

Cash and cash equivalents at end of period	$34,044	$29,051	$30,885

Supplemental disclosure
Cash paid for interest	$39,075	$8,376	$147
Cash (refunded) paid for taxes	(11,662)	14,445	15,036
Stock issued to settle contingent liabilities under InnovaQuartz purchase agreement	7,375	—	—
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
As further discussed in Note 3, Discontinued Operations and Sale of Aesthetics Business, in 2007, consistent with the plans announced with the Laserscope acquisition, we sold the Laserscope aesthetics business. The results of operations for this business for the period prior to the sale, which occurred January 16, 2007, are presented in the discontinued operations section of the statements of operations for the year ended December 29, 2007. The results of operations of the aesthetics business for the year ended December 30, 2006 are presented in the discontinued operations section of the statements of operations beginning from the date of acquisition of July 20, 2006. The assets and liabilities of the aesthetics business are presented as Assets and Liabilities of discontinued operations in the balance sheet as of December 30, 2006. Unless otherwise noted, disclosures of revenues and expenses in the Notes to Consolidated Financial Statements refer to continuing operations only.
Principles of Consolidation
The consolidated financial statements include the accounts of American Medical Systems Holdings, Inc. and its subsidiaries after elimination of inter-company transactions and accounts.
Accounting Periods
We have a 52-or 53-week fiscal year ending on the Saturday nearest December 31. Accordingly, fiscal years 2007, 2006 and 2005 ended on December 29, 2007, December 30, 2006 and December 31, 2005, respectively, and are identified herein as 2007, 2006 and 2005. Fiscal years 2007, 2006 and 2005 consisted of 52 weeks.
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
Short-Term Investments
We classify investments as available-for-sale securities and record them at fair value. Our short-term investments consist of mutual fund shares, short-term bonds and publicly traded equity securities. Unrealized gains or losses, net of related income taxes, are recorded in accumulated other comprehensive income in shareholders’ equity. Realized gains (losses) from the sale of investments are taken into income under the specific identification method. The following table summarizes the components of the balance of our available-for-sale securities (in thousands):

	December 29, 2007		December 30, 2006
	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses
Mutual fund shares and short term bonds with a maturity of less than one year	$633	$—	$490	$—
Publicly traded equity securities	504	696	—	—

Total	$1,137	$696	$490	$—

The publicly traded equity securities have been in an unrealized loss position for less than twelve months and are comprised solely of the stock of Iridex Corporation. For more information regarding the Iridex stock and the related unrealized loss, refer to Note 3, Discontinued Operations and Sale of Aesthetics Business.

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
Allowance for Doubtful Accounts
We estimate the allowance for doubtful accounts by analyzing those accounts receivable that have reached their due date and by applying rates based upon historical write-off trends and specific account reserves. Accounts are written off sooner in the event of bankruptcy or other circumstances that make further collection unlikely. When it is deemed probable that a customer account is uncollectible, that balance is written off against the existing allowance. Bad debt expense was $1.0 million, $1.1 million and $1.1 million in 2007, 2006 and 2005, respectively. The allowance for doubtful accounts was $3.1 million at December 29, 2007 and December 30, 2006.
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
Long-Lived Assets
We follow Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) which requires impairment losses to be recorded on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Periodically, if an indicator of impairment exists, we measure any potential impairment utilizing discounted cash flows as an estimate of fair value.
Revenue Recognition
We sell our products primarily through a direct sales force. A portion of our revenue is generated from consigned inventory or from inventory with field representatives. For these products, revenue is recognized at the time the product has been used or implanted. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to our customers providing there are no remaining performance obligations required from us or any matters requiring customer acceptance. In cases where we utilize distributors or ship product directly to the end user, we recognize revenue upon shipment provided all revenue recognition criteria have been met. We record estimated sales returns, discounts and rebates as a reduction of net sales in the sale period revenue is recognized.
Certain sales of lasers have post-sale obligations of installation and advanced training. These obligations are fulfilled after product shipment, and in these cases, we recognize revenue in accordance with the multiple element accounting guidance set forth in Emerging Issues Task Force Issue (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables. For each multiple element arrangement, we determine if each element is a separate unit of accounting pursuant to EITF 00-21 by ensuring that (1) the element has stand alone value to the customer, (2) there is objective evidence of the fair value for the element, and (3) if the arrangement includes a general right of return relative to the delivered item, delivery of the undelivered items is considered probable and in our control. To determine the fair value for each hardware, installation and training services element in an arrangement, we rely primarily upon vendor specific objective evidence (VSOE) of fair value using the price charged when we sell that element separately, or in the case of hardware that we do not sell separately, we rely upon vendor objective evidence of fair value in the form of competitor pricing of the same or interchangeable products. We defer revenue attributable to the post-shipment obligations and recognize such revenue when the obligation is fulfilled.
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
All of our customers have rights of return for the occasional ordering or shipping error. We maintain an allowance for these returns and reduce reported revenue for expected returns from shipments during each reporting period. This allowance is based on historical and current trends in product returns. This allowance was $2.3 million and $1.8 million at December 29, 2007 and December 30, 2006, respectively.
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
Advertising and Promotional Costs
Advertising and promotional costs are charged to operations in the year incurred. Advertising and promotion costs charged to operations during 2007, 2006 and 2005 were $6.3 million, $4.8 million and $2.9 million, respectively.
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
Software Development Costs
We capitalize certain costs incurred in connection with developing or obtaining software for internal use in accordance with AICPA Statement of Position 98-1, Accounting for Computer Software Developed or Obtained for Internal Use. The net book value of capitalized software costs was $8.8 million as of December 29, 2007 and $1.9 million as of December 30, 2006. Depreciation expense on capitalized software cost was $2.2 million, $0.6 million, and $0.4 million for 2007, 2006 and 2005, respectively.
Capitalized Interest
We capitalize interest cost as part of the historical cost of construction of certain facilities and development of certain software up to the date the asset is ready for its intended use. Capitalized interest was $0.4 million and $0.2 million in 2007 and 2006, respectively. We had no capitalized interest in 2005.
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
We maintain reserves pursuant to FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes.
Foreign Currency Translation
The financial statements for operations outside the United States are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to United States dollars at year-end exchange rates, while elements of the statement of operations are translated at average exchange rates in effect during the year. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity with the exception of inter-company balances not considered permanently invested which are included in other income (loss). The balance of cumulative translation adjustments included in accumulated other comprehensive income was $7.3 million and $4.0 million at December 29, 2007 and December 30, 2006, respectively. Gains and losses on foreign currency transactions are also included in other income (loss).
Derivatives and Hedging Activities
SFAS 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivatives be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income (loss) (OCI) depending on the type of hedging instrument and the effectiveness of those hedges. We have had no derivative instruments or hedging activities in 2007, 2006 and 2005.
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
Stock Based Compensation
As further discussed in Note 10, Stock-Based Compensation, at December 29, 2007, we have one active stock-based employee compensation plan under which new awards may be granted. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS

123(R)), Share-Based Payment, using the modified prospective transition method. Accordingly, prior period amounts have not been restated. The adoption of this standard requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. Prior to January 1, 2006, we followed Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market price of the underlying stock on the date of the grant.
We recognize compensation expense for the fair value of restricted stock grants issued based on the average stock price on the date of grant. Compensation expense recognized on shares issued under our Employee Stock Purchase Plan is based on the value to the employee of the 15 percent discount applied to the stock purchase price.
Net Income per Share
We present both basic and diluted net income (loss) per share amounts. Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is based upon the weighted average number of common shares and dilutive common share equivalents outstanding during the year. Common share equivalents include stock options under our employee stock option plans and potential issuances of stock under the assumed conversion of our Convertible Senior Subordinated Notes (Convertible Notes) utilizing the treasury stock method. For further information regarding our Convertible Notes, refer to Note 9, Debt.
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
The following table presents information necessary to calculate basic and diluted net income (loss) per common share and common share equivalents for the years ended 2007, 2006 and 2005:

(in thousands, except per share data)	2007	2006	2005

Net income (loss) from continuing operations	$13,591	$(43,882)	$39,275

Weighted-average shares outstanding for basic net income per share	72,061	70,152	68,926
Dilutive effect of stock options and restricted shares	1,532	—	2,756

Adjusted weighted-average shares outstanding and assumed conversions for diluted net income (loss) per share	73,593	70,152	71,682

Net income (loss) per share
Basic net earnings (loss) from continuing operations	$0.19	($0.63)	$0.57
Diluted net earnings (loss) from continuing operations	$0.18	($0.63)	$0.55
Employee stock options of 4,003,247, 7,836,112 and 1,370,562 for fiscal 2007, 2006 and 2005, respectively, were excluded from the diluted net income per share calculation because their effect would be anti-dilutive. In 2007 and 2005, only those options with an exercise price above the market value are excluded from this calculation. Since 2006 is in a net loss position, 100 percent of outstanding employee stock options are excluded from the diluted net loss per share calculation. In addition, our Convertible Notes were excluded from the diluted net income per share calculation in 2007 and 2006 because the conversion price was greater than the average market price of our stock during the periods.
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, SFAS 157, Fair Value Measurements. SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The statement was issued to increase consistency and comparability in fair value measurements and to expand related disclosures. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, The Effective Date of FASB Statement No.

157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. The effective date for financial assets and liabilities was unchanged and takes effect for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 157 on our consolidated financial position and results of operations.
In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-3 (EITF 07-3), Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be performed. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. We will adopt EITF 07-3 in the first quarter of 2008, and the adoption is not expected to have a material impact on our consolidated results of operations or financial position.
In December 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-1 (EITF 07-1), Accounting for Collaborative Arrangements. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively for collaborative arrangements existing at the effective date as a change in accounting principle. We expect to adopt EITF 07-1 in the first quarter of 2009, and the adoption is not expected to have a material impact on our consolidated financial position or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), SFAS 141(R), Business Combinations, which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is during or after our fiscal year 2009.
Reclassification
Certain 2006 and 2005 amounts have been reclassified to conform to the 2007 presentation.
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
Our consolidated financial statements for the year ended December 29, 2007 include the financial results of Laserscope, and our consolidated financial statements for the year ended December 30, 2006 include the financial results of Laserscope beginning from the acquisition date of July 20, 2006. As described in Note 3, Discontinued Operations and Sale of Aesthetics Business, we sold Laserscope’s aesthetics business in the first quarter of 2007.
Financing
Our acquisition of Laserscope was partially funded through the issuance of $373.8 million in principal amount of our 3.25 percent Convertible Notes on June 27, 2006. In addition, in conjunction with the Laserscope acquisition, our wholly-owned subsidiary, American Medical Systems, Inc. (AMS), entered into a credit and guarantee agreement (the Credit Facility) for a $430.0 million six-year senior secured credit facility on July 20, 2006. As of December 29, 2007, a total of $314.0 million of term loan borrowings were outstanding under the Credit Facility. These financings are more fully described in Note 9, Debt.
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

(in thousands)	Amount

Developed and core technology	$88,700
Trademarks	40,800
In-process research and development	62,100
Assets sold, net of tax	23,019
Tangible assets acquired, net of liabilities assumed	12,592
Deferred tax liability on assets acquired, net of deferred tax assets	(14,241)
Goodwill	516,847

Estimated fair value of identifiable tangible and intangible assets and goodwill, net of cash acquired and liabilites assumed	$729,817

The determination of the portion of the purchase price allocated to developed and core technology, trademarks, and in-process research and development was based on our forecasted cash inflows and outflows and using an excess earnings method to calculate the fair value of assets purchased. We are responsible for these estimated values. The developed and core technology is being amortized over the estimated product lifecycles ranging from 1.0 to 10.5 years, with a weighted average life of 8.3 years, with this expense reflected as part of the amortization of intangibles in the Consolidated Statement of Operations. The acquired in-process research and development of $62.1 million was expensed in fiscal year 2006 with no related income tax benefit. Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of acquisition based on management’s assessment or third party appraisals. Of the $516.8 million of goodwill resulting from this acquisition, $14.4 million is deductible for tax purposes and is being amortized over 15 years.
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
Restructuring Costs
In fiscal year 2006, we recorded restructuring costs of approximately $7.5 million associated primarily with employee terminations and benefits for certain employees of Laserscope. These costs were recognized as liabilities assumed in the purchase business combination and are reflected as an increase to goodwill. These costs represent management’s approved reduction of the Laserscope workforce by 35 employees, mainly in administrative departments and transferred job functions, as well as costs associated with change-in-control provisions of certain Laserscope employment contracts. Our management approved these restructuring plans in the third quarter of 2006. Adjustments were made to these plans during 2007, primarily due to the completion of termination and benefit negotiations with certain employees, resulting in a decrease to this liability of $1.1 million. This adjustment was recorded as a decrease to goodwill. As of December 29, 2007, we have made cash payments related to severance and benefits of $6.2 million.
In addition, we established a plan to exit certain contracts and activities of Laserscope at the time of the acquisition, principally the termination of several existing distributor agreements. As a result of this plan, we recorded a liability of $2.0 million in fiscal year 2006 related to our estimate of contract termination costs, which was recognized as a liability assumed in the purchase business combination and reflected as an increase to goodwill. During 2007, we recorded adjustments to increase the liability by $7.0 million to reflect the final negotiated amounts in most cases, and current estimates in some cases, of the related costs to be incurred to terminate the existing distributor agreements. These adjustments were recorded as an increase to the purchase price in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, because they relate to finalization of the exit plan and adjustments to the original estimates that were determined within one year of the acquisition date. As of December 29, 2007, we have made payments and settlements of $5.1 million related to these exit activities. We expect our efforts to resolve these items will continue throughout 2008.
The following table summarizes activity associated with the Laserscope restructuring program that occurred during 2007:

	Restructuring			Restructuring
	Liability as of	Adjustment to	Cash Payments /	Liability as of
(in thousands)	December 30, 2006	Liability	Settlements	December 29, 2007

Severance and benefits	$7,204	$(1,069)	$(5,919)	$216
Contract terminations and other	1,993	6,978	(5,067)	3,904

Total restructuring	$9,197	$5,909	$(10,986)	$4,120

Integration Costs
In 2007 and 2006, we recorded $1.1 million and $1.7 million, respectively, of integration costs associated with the Laserscope acquisition, primarily related to legal, consulting and retention bonuses. These integration costs are included in operating expenses.
Our consolidated financial statements for 2007 include the financial results of Laserscope. The following table contains unaudited pro forma results for the years ended December 30, 2006 and December 31, 2005 as if the acquisition had occurred at the beginning of 2005:

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
We used cash on hand to make the initial payment.
The initial purchase price is currently allocated as follows:

(in thousands)	Amount

In-process research and development (including $0.8 million in acquisition costs)	$2,054
Liabilities assumed, net of tangible assets acquired	(88)
Deferred tax asset acquired	981

Initial purchase price, net of cash acquired	$2,947

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
Future contingent payments will be allocated to in-process research and development as this was the only asset acquired. As the license agreement from BioControl is an asset purchase and the in-process research and development includes tax basis, we were able to record related tax benefits. There were no significant tangible assets acquired or liabilities assumed. In the fourth quarter of 2007, we made a payment of $7.5 million for achieving the second milestone under the agreement. This payment was charged to in-process research and development expense in 2007.
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
The purchase price, including earned contingent payments, is currently allocated as follows:

(in thousands)	Amount

In-process research and development (including $0.7 million in acquisition costs)	$13,554
Intangible royalty agreement (including $0.2 million in acquisition costs)	2,970
Liabilities assumed, net of tangible assets acquired	(732)
Deferred tax liability on assets acquired	(385)

Purchase price, including earned contingent payments, net of cash acquired	$15,407

The purchase price allocation was made on a relative fair value basis with no amounts allocated to goodwill in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, and was based on our forecasted cash inflows and outflows, using an excess earnings method to calculate the fair value of assets purchased. We are responsible for these estimated values. The accounting for future contingent payments will also be allocated to in-process research and development and the intangible royalty agreement on a relative fair value basis. Amounts allocated to the intangible royalty agreement will not exceed that amount which would generate an impairment charge. The royalty agreement is being amortized over the life of the agreement, which was 8.25 years at the time of acquisition, with this expense reflected as part of the amortization of intangibles line on the Consolidated Statement of Operations. The acquired in-process research and development of $13.6 million was expensed with no related income tax benefit. Liabilities assumed, net of tangible assets acquired, were stated at fair value at the date of acquisition based on management’s assessment.
As Ovion was a development-stage company with no revenues reported as of the acquisition date, pro forma financial information is not included.
TherMatrx, Inc.
On July 15, 2004, we acquired TherMatrx, Inc. (TherMatrx) and the former shareholders of TherMatrx were paid cash consideration of $40.0 million. We used cash on hand to make the initial payment and the $1.5 million of acquisition related costs. In addition to the initial closing payment, we were required to make contingent payments based on the net product revenues attributable to sales of the TherMatrx Dose Optimized Thermotherapy product. These contingent payments equaled four times the aggregate sales of products over the period which began on July

5, 2004 and ended on December 31, 2005, minus $40.0 million cash consideration paid on July 5, 2004. These contingent payments have been accounted for as goodwill. Since the time of acquisition, earnout payments of $97.2 million have been paid, including $0.8 million paid during 2007 in final settlement of the TherMatrx shareholder representative’s audit of the contingent payments. This additional payment was recorded as an increase to the purchase price with a corresponding adjustment to goodwill. As of December 29, 2007, all contingent payments have been paid and there are no remaining contingent payments under the TherMatrx purchase agreement.
The primary purpose of the TherMatrx acquisition was to gain access to their product for the treatment of non-obstructive benign prostatic hyperplasia (BPH). The primary advantage of the TherMatrx treatment over other BPH treatments is the comfort level for the patient and its appropriateness for the office setting.
The purchase price, including earnout payments, was allocated as follows:

(in thousands)	Amount

Developed technology and other intangible assets	$26,000
Customer relationships	5,000
In-process research and development	35,000
Tangible assets acquired, net of liabilities assumed	5,309
Deferred tax liability on assets acquired	(7,190)
Goodwill	70,134

Purchase price, including earned contingent payments, net of cash acquired	$134,253

The determination of the portion of the purchase price allocated to developed technology and other intangible assets, customer relationships and in-process research and development was based on our forecasted cash inflows and outflows and using an excess earnings method to calculate the fair value of assets purchased. We are responsible for these estimated values. The developed technology and other intangible assets and customer relationships are being amortized over the estimated product lifecycle of 10 years, with this expense reflected as part of the amortization of intangibles in the Consolidated Statement of Operations. The acquired in-process research and development of $35.0 million was expensed in 2004 with no related income tax benefit. Tangible assets acquired, net of liabilities assumed, were stated at fair value at the date of acquisition based on management’s assessment. The goodwill recorded as part of this acquisition is not deductible for tax purposes.
Our consolidated financial statements for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 include the financial results of the combined companies for the full periods.
3. Discontinued Operations and Sale of Aesthetics Business
In conjunction with our acquisition of Laserscope in July 2006 (see Note 2, Acquisitions), we committed to a plan to divest Laserscope’s aesthetics business. The aesthetics business provides medical laser-based solutions for cosmetic treatments, and we determined that the aesthetics business does not fit into our strategy to focus on developing, manufacturing, selling and marketing medical devices that restore pelvic health.
On January 16, 2007, we sold Laserscope’s aesthetics business to Iridex Corporation (Iridex) for a sale price consisting of $26.0 million of cash consideration and 213,435 shares of Iridex unregistered common stock (subject to certain post-closing adjustments), and up to an additional $9.0 million as determined by the book value of certain inventory following termination of a manufacturing transition period of approximately six to nine months. The terms of the sale include an obligation on our part to indemnify the buyer against certain potential liabilities, including for breaches of representations and warranties we made in the asset purchase agreement, for a period of twelve months. In August 2007, we agreed with Iridex Corporation on the amount and payment plan for the final post-closing purchase price adjustment and an amount for the fair value of inventory to be purchased at the termination of the manufacturing transition period. The agreement included an increase to the purchase price of $1.1 million and an additional $4.1 million for the purchase of inventory. Pursuant to the payment plan, Iridex will pay these amounts in scheduled payments through the third quarter of 2008, and accordingly, the outstanding balance is included in other current assets, net of applicable reserves.
Included in short-term investments is $0.5 million for the value of unregistered Iridex common stock received as partial consideration for the sale of the Laserscope aesthetics business. The common shares are subject to restrictions on sale and were previously accounted for using the cost method. The initial value of the shares of $1.2 million reflected a discount for illiquidity due to the restrictions on sale combined with Iridex’ declining financial performance. Due to a December 2007 change in Rule 144 of the Securities Act of 1933 which shortened the holding period requirements for restricted securities, the restrictions on the Iridex shares will now lapse in February 2008. Because the restrictions on the Iridex stock will lapse in less than one year, the stock is now within the scope of Statement of Financial Accounting Standard No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities, and is accounted for as an “available-for-sale” security with changes in value recorded through other comprehensive income, unless any decline in value below the current book value is considered other-than-temporary, in which case resulting adjustments will be recorded in earnings. At December 29, 2007, an unrealized loss of $0.7 million was recorded in other comprehensive income for the Iridex stock. The investment in Iridex’ stock has been in an unrealized loss position for less than twelve months. We evaluated the near term prospects of Iridex in relation to the severity and duration of the impairment. Although the market price for Iridex was 58 percent below our book value at December 29, 2007, the market price has been volatile, and as recently as October 2007 the market value was within seven percent of our book value. We also noted significant favorable developments in Iridex’ near-term prospects during the second half of 2007, including the raising of new capital, as well as changes in management. Furthermore, we have the financial ability to hold the stock indefinitely and we have made no plans to sell the Iridex shares. Based on our evaluation, we do not consider the investment in Iridex stock to be other-than-temporarily impaired at December 29, 2007.
In accordance with SFAS 144, the financial results of the aesthetics business for the period prior to the sale, which occurred January 16, 2007, are presented in the discontinued operations section of the statements of operations for the year ended December 29, 2007. The results of operations of the aesthetics business for the year ended December 30, 2006 have been reported as discontinued operations beginning from the date of acquisition of July 20, 2006. Prior to the disposal, the assets and liabilities of this business were recorded at estimated fair value less cost to sell, net of taxes, and are presented as held for sale in our consolidated balance sheet as of December 30, 2006.
The following table represents the results of discontinued operations for the years ended December 29, 2007 and December 30, 2006:

(in thousands)	2007	2006

Net sales	$515	$14,583

Loss from discontinued operations before income taxes	(1,075)	(8,126)
Income tax benefit	384	2,691

Loss from discontinued operations, net of taxes	$(691)	$(5,435)

Since the aesthetics business was acquired as part of the Laserscope transaction, the loss from discontinued operations, net of tax, has been accounted for as a reduction to goodwill in the purchase price allocation.
In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, interest on our debt that is required to be repaid as a result of the disposal transaction has been allocated to discontinued operations. During the year ended December 29, 2007, we were required to repay $17.6 million under our Credit Facility due to the disposal transaction. Our results of discontinued operations include interest expense and amortization of financing costs of $0.5 million for 2007. This amount includes an adjustment of $0.4 million to reflect extinguishment of a proportionate share of the debt discount and debt issuance costs. An additional debt repayment will be made as we receive the final payments from Iridex under the payment plan.
The carrying value of assets and liabilities of discontinued operations held for sale of the aesthetics business as of December 30, 2006 was $13.2 million, consisting of assets of $23.8 million, primarily in accounts receivable, inventory, and capital assets, offset by current liabilities of $10.6 million. The estimated fair value of the aesthetics business as of December 30, 2006 was determined to be $35.5 million based on the actual sales price, less an estimated $8.9 million income tax liability on the sale, for a net realizable value of $26.6 million.
In conjunction with the sale of the aesthetics business, we entered into a supply agreement with Iridex whereby we agreed to manufacture and supply to Iridex certain aesthetics devices during a transition period. The agreement expired on October 16, 2007. Iridex reimburses us for our cost to produce the products. Certain of the final purchase orders under the supply agreement are being delivered after expiration of the agreement. We expect delivery to be completed by the third quarter of 2008.
In addition, we also entered into an agreement with Iridex to provide administrative services at no charge during a transition period of 60 days. Pursuant to EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations, we presented the results of operations of the aesthetics business as discontinued operations because we believe that the cash flows under these agreements are not significant and we will have no significant continuing involvement in the operations of the aesthetics business.
4. Litigation settlements
During 2007, we recorded litigation settlement charges of $14.3 million, primarily due to the arbitration award to the former shareholders of CryoGen, Inc. On March 15, 2006, we received a demand for arbitration by Robert A. Knarr, as shareholder representative, on behalf of the former shareholders of CryoGen, Inc. On December 30, 2002, we acquired CryoGen, Inc. pursuant to the Agreement and Plan of Merger, dated as of December 13, 2002, as amended, among our wholly-owned subsidiary, American Medical Systems, Inc., CryoGen, Inc. and Robert A. Knarr, as shareholders’ representative. The arbitration demand alleged that we breached the merger agreement by, among other things, failing to use commercially reasonable efforts to promote, market and sell the Her Option System and by acting in bad faith and thereby negatively impacting the former CryoGen shareholders’ right to an earnout payment under the merger agreement. The arbitration demand requested damages of the $110 million maximum earnout payment under the merger agreement. On December 18, 2007, the arbitration panel issued its decision in the arbitration proceeding, and awarded the CryoGen shareholders an earnout payment. This award is included in litigation settlement in our Statement of Operations for the twelve months ended December 29, 2007.

5. Balance Sheet Information
The following provides additional information (in thousands) concerning selected balance sheet accounts:

	2007	2006

Accounts receivable
Trade accounts receivable	$108,412	$94,385
Other receivables	1,143	668
Allowance for doubtful accounts	(3,098)	(3,115)

Net accounts receivable	$106,457	$91,938

Inventories
Raw materials	$21,335	$13,321
Work in process	7,587	10,878
Finished goods	34,673	16,279
Obsolescence allowance	(2,888)	(2,504)

Net inventories	$60,707	$37,974

Property, plant, and equipment
Land and building	$39,129	$24,338
Machinery and equipment	12,786	25,323
Construction in progress	356	15,181
Software	18,701	9,747
Furniture, fixtures, and other	21,107	4,131
Accumulated depreciation	(38,953)	(31,685)

Net property, plant, and equipment	$53,126	$47,035

Accrued compensation expenses
Accrued payroll	$6,693	$5,877
Accrued bonuses	4,498	3,515
Short-term benefit obligations	2,639	2,296
Other accrued compensation	5,428	5,331

Total accrued compensation expenses	$19,258	$17,019

Other accrued expenses
Accrued interest	$9,968	$10,903
Accrued acquisition costs	5,094	18,270
Accrued litigation settlements	15,103	800
Accrued other	16,299	17,918

Total other accrued expenses	$46,464	$47,891

Long-term employee benefit obligations
Accumulated postretirement benefit obligation	$3,046	$2,907
Other long-term benefit obligations	129	153

Total long-term employee benefit obligations	$3,175	$3,060

6. Goodwill and Intangible Assets
The changes in carrying amount of goodwill for 2007 and 2006 are as follows:

(in thousands)	2007	2006

Goodwill, beginning of the period	$677,053	$169,700
Adjustments to goodwill from acquisitions	11,865	505,975
Effect of currency translation	1,560	1,378

Goodwill, end of the period	$690,478	$677,053

The additional goodwill during the current period relates primarily to adjustments in purchase accounting for the Laserscope acquisition. Refer to Note 2, Acquisitions.
Under the provisions of SFAS 142, trademarks have been classified as an indefinite-lived asset, and accordingly, are no longer being amortized. Definite-lived intangibles are being amortized over periods ranging from one to ten years.
The following table provides additional information concerning intangible assets:

	Weighted avg	December 29, 2007			December 30, 2006
	remaining life	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	(years)	amount	amortization	value	amount	amortization	value

Developed and core technology	7.0	$137,553	$(43,101)	$94,452	$137,553	$(26,919)	$110,634

Other intangibles
Amortized
Patents	7.8	11,325	(8,964)	2,361	10,127	(8,761)	1,366
Licenses	2.9	9,158	(6,507)	2,651	8,962	(5,453)	3,509
Royalty agreement	5.8	2,970	(767)	2,203	2,970	(385)	2,585
Trademarks	3.0	2,208	(886)	1,322	—	—	—

Total amortized other intangible assets	5.0	25,661	(17,124)	8,537	22,059	(14,599)	7,460

Unamortized
Trademarks	n/a	40,800	—	40,800	42,562	—	42,562

Total other intangibles		66,461	(17,124)	49,337	64,621	(14,599)	50,022

Total intangible assets		$204,014	$(60,225)	$143,789	$202,174	$(41,518)	$160,656

The following discloses actual and expected aggregate amortization expense for currently-owned intangible assets (in thousands) for 2005 through 2012:

Year	Actual	Expected

2005	$7,884	$—
2006	12,393	—
2007	18,264	—
2008	—	17,235
2009	—	17,063
2010	—	16,307
2011	—	15,581
2012	—	10,534
7. Warranties
Many of our products are sold with warranty coverage for periods ranging from one year up to the patient’s lifetime. The warranty allowance is our estimate of the expected future cost of honoring current warranty obligations. Factors influencing this estimate include historical claim rates, surgical infection rates, changes in product performance, the frequency of use by the patient, the patient’s performance expectations, and changes in the terms of our policies. Changes in the warranty balance for 2005 through 2007 are disclosed in the table below.
The warranty allowance from acquisition represents the warranty provision that was added as part of the Laserscope acquisition in 2006.

(in thousands)	2007	2006	2005

Balance, beginning of period	$2,715	$1,618	$1,451
Provisions for warranty	5,844	619	599
Warranty allowance from acquisition	—	809	—
Claims processed	(5,558)	(331)	(432)

Balance, end of period	$3,001	$2,715	$1,618

8. Credit Agreements
Credit Agreement
On January 20, 2005, we entered into a credit agreement which we voluntarily terminated as of June 27, 2006 upon the issuance of the Convertible Notes, which are described in Note 9, Debt. The credit agreement provided for $150.0 million senior unsecured five year revolving credit facility (U.S. dollars only), with a $20.0 million sub-limit for the issuance of standby and commercial letters of credit, and a $10.0 million sub-limit for swing line loans. At our option, any loan under this agreement (other than swing line loans) bears interest at a variable rate based on London Inter-Bank Offer Rate (LIBOR) or an alternate variable rate based on either prime rate or the federal funds effective rate, in each case plus a basis point spread determined by reference to our leverage ratio. At our election, the aggregate maximum principal amount available under the credit agreement could have been increased by an amount up to $60.0 million. Funds were available for working capital and other lawful purposes, including permitted acquisitions. During the second quarter 2006 we borrowed $21.0 million on this facility. We repaid the outstanding balance with operating cash and voluntarily terminated the agreement in June 2006.
On July 20, 2006, we entered into a Credit Facility led by CIT Healthcare LLC, which is described in Note 9, Debt.
Bridge Loan Commitment Fee
In June 2006, in preparation for the acquisition of Laserscope, we obtained a commitment for up to $180.0 million of senior subordinated unsecured financing. We incurred a commitment fee of $7.0 million for the financing commitment, but did not use the financing. The commitment fee was recorded as amortization of financing costs in 2006.
9. Debt
Senior Secured Credit Facility
On July 20, 2006, in conjunction with the Laserscope acquisition, our wholly-owned subsidiary, American Medical Systems, Inc. (AMS), entered into a credit and guarantee agreement (the Credit Facility) with CIT Healthcare LLC, as administrative agent and as collateral agent (the Administrative Agent or the Collateral Agent), and certain lenders from time to time party thereto (the Lenders). We and each majority-owned domestic subsidiary of AMS, including Laserscope and its subsidiaries, are parties to the Credit Facility as guarantors of all of the obligations of AMS arising under the Credit Facility. Each of the subsidiary guarantors is 100 percent owned by us and the guarantees are joint and several. The obligations of AMS and each of the guarantors arising under the Credit Facility are secured by a first priority security interest granted to the Collateral Agent on substantially all of their respective assets, including a mortgage on the AMS facility in Minnetonka, Minnesota.
The Credit Facility provides for a $430.0 million six-year senior secured credit facility which consists of (i) a term loan facility in an aggregate principal amount of $365.0 million and (ii) a revolving credit facility in an aggregate principal amount of up to $65.0 million. The revolving credit facility has a $5.0 million sublimit for the issuance of standby and commercial letters of credit and a $5.0 million sublimit for swing line loans. Funds under the Credit Facility were used to fund a portion of the purchase price for the acquisition of Laserscope, and pay fees and expenses related to the Credit Facility and the acquisition of Laserscope. The revolving credit facility is available to fund ongoing working capital needs of AMS, including future capital expenditures and permitted acquisitions. As of December 29, 2007 and December 30, 2006, there were $314.0 million and $364.1 million of term loans outstanding under the Credit Facility.
In addition to initial Credit Facility fees and reimbursement of Administrative Agent expenses, we are obligated to pay (i) a fee based on the total revolving commitments, and (ii) a fee based on the maximum amount available to be drawn under the letters of credit issued under the Credit Facility, each of which is payable quarterly in arrears to the Administrative Agent for the ratable benefit of each Lender. At our option, any loan under the Credit Facility (other than swing line loans) bears interest at a variable rate based on LIBOR or an alternative variable rate based on the greater of the prime rate as quoted in The Wall Street Journal as the prime rate (Prime Rate) or the federal funds effective rate plus 0.5 of 1.0 percent (Federal Funds Rate) plus an applicable margin. The applicable margin for term loans based on LIBOR is 2.25 percent per annum, while the applicable margin for term loans based on the Prime Rate or the Federal Funds Rate is 1.25 percent per annum. As of December 29, 2007, all debt under the Credit Facility had a variable interest rate based on the LIBOR index.
The applicable margin for loans under the revolving credit facility is determined by reference to our total leverage ratio, as defined in the Credit Facility. Interest is payable (a) quarterly in arrears for loans based on the Prime Rate or the Federal Funds Rate and (b) on the earlier of the last day of the respective interest period, or quarterly for loans based on LIBOR. There was no activity under the revolving credit facility during 2007.
The term loan will amortize 1.0 percent of the current principal balance in each of the first five years from the closing date and the remaining 95 percent will amortize in the final year of the term loan. All amortization payments are due and payable on a quarterly basis. In addition, mandatory prepayments are due under the Credit Facility equal to (i) 75 percent of Excess Cash Flow (defined generally as net income, plus depreciation and amortization and other non-cash charges including IPR&D, plus decreases or minus increases in working capital, minus capital expenditures (to the extent not financed) and amortization payments with respect to the term loan, and any other indebtedness permitted under the loan documents) with a step-down of 50 percent of Excess Cash Flow when the Total Leverage Ratio is less than 4.00 to 1.00, (ii) 100 percent of the net proceeds of any asset sale (subject to a limited reinvestment option and a $2.5 million exception), (iii) 100 percent of the net proceeds of any debt (including convertible securities) or preferred stock issuance, and (iv) 50 percent of the net proceeds of any other equity issuance. Amounts due under the Credit Facility may also be voluntarily prepaid without premium or penalty. Amortization and other prepayments of $50.1 million and $0.9 million were made during 2007 and 2006, respectively, including $17.6 million during 2007 for prepayments related to the disposal of the aesthetics business.
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
Fees of $10.5 million are classified as debt discount and are being accreted to amortization of financing costs using the effective interest method over a six year period. Additional debt issuance costs of approximately $2.4 million are recorded as other long term assets and are being amortized over six years using the straight-line method. Upon payment of the prepayments described above, a pro rata portion of the related fees and debt issuance costs, or $1.4 million, was immediately charged to amortization of financing costs in the year ending December 29, 2007. Of these charges, $0.4 million related to the sale of the aesthetics business and were charged to discontinued operations during 2007.
The scheduled amortization payments under the Credit Facility are adjusted after each prepayment. As of December 29, 2007, the amortization payments for the next five years are as follows (in thousands):

Fiscal 2008	$3,965
Fiscal 2009	3,172
Fiscal 2010	3,172
Fiscal 2011	77,711
Fiscal 2012	225,998

Amendment of Credit Facility
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
Underwriting commissions of approximately $11.2 million are classified as debt discount and are being accreted to amortization of financing costs using the effective interest method over the 30 year term of the Convertible Notes. Debt issuance costs of approximately $1.4 million are recorded as other long term assets and are being amortized using the straight line method over the 30 year term of the Convertible Notes.
As of December 29, 2007 and December 30, 2006, these Convertible Notes were trading at $98.00 and $116.64 per hundred principal, respectively, which equates to a market value of $366.3 million and $435.9 million, respectively.
The Convertible Notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by four of our significant domestic subsidiaries: American Medical Systems, Inc., AMS Sales Corporation, AMS Research Corporation and Laserscope (the Guarantor Subsidiaries). Each of the subsidiary guarantors is 100 percent owned by us. The guarantees are joint and several, and are subordinated in right of payment to the guaranteed obligations of our significant domestic subsidiaries under our senior Credit Facility.
The following supplemental condensed consolidating financial information presents the statements of operations for each of the years ended December 29, 2007, December 30, 2006 and December 31, 2005, the balance sheets as of December 29, 2007 and December 30, 2006 and the statements of cash flows for each of the years ended December 29, 2007, December 30, 2006 and December 31, 2005, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group. In the condensed consolidating financial statements, we and the Guarantor Subsidiaries account for investment in wholly-owned subsidiaries using the equity method.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Year Ended December 29, 2007
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$423,879	$97,555	$(57,506)	$463,928
Cost of sales	—	103,964	57,871	(56,243)	105,592

Gross profit	—	319,915	39,684	(1,263)	358,336
Operating expenses
Marketing and selling	—	135,960	33,535	—	169,495
Research and development	—	43,066	249	—	43,315
In-process research and development	—	7,500	—	—	7,500
General and administrative	—	42,997	73	—	43,070
Integration costs	—	1,103	—	—	1,103
Litigation settlement	—	14,303	—	—	14,303
Amortization of intangibles	—	14,783	3,481	—	18,264

Total operating expenses	—	259,712	37,338	—	297,050

Operating income	—	60,203	2,346	(1,263)	61,286

Other (expense) income
Royalty income	—	5,028	—	—	5,028
Interest income	—	1,401	57	(305)	1,153
Interest expense	(11,921)	(25,480)	(659)	300	(37,760)
Amortization of financing costs	(525)	(2,748)	—	—	(3,273)
Other income (expense)	—	3,233	(137)	(25)	3,071

Total other (expense) income	(12,446)	(18,566)	(739)	(30)	(31,781)

(Loss) income from continuing operations before income taxes	(12,446)	41,637	1,607	(1,293)	29,505

Provision for income taxes	(4,730)	20,524	610	(490)	15,914

Net (loss) income from continuing operations	(7,716)	21,113	997	(803)	13,591

Loss from discontinued operations, net of tax	—	(691)	—	—	(691)
Equity in earnings of subsidiary	21,419	997	—	(22,416)	—

Net income	$13,703	$21,419	$997	$(23,219)	$12,900

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Year Ended December 30, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$333,191	$60,950	$(35,823)	$358,318

Cost of sales	—	69,178	35,241	(35,547)	68,872

Gross profit	—	264,013	25,709	(276)	289,446

Operating expenses
Marketing and selling	—	100,040	23,164	—	123,204
Research and development	—	33,877	—	—	33,877
In-process research and development	—	87,648	6,387	—	94,035
General and administrative	—	34,290	127	—	34,417
Integration costs	—	1,712	—	—	1,712
Amortization of intangibles	—	9,033	3,360	—	12,393

Total operating expenses	—	266,600	33,038	—	299,638

Operating loss	—	(2,587)	(7,329)	(276)	(10,192)

Other (expense) income
Royalty income	—	1,701	—	—	1,701
Interest income	—	2,699	55	—	2,754
Interest expense	(6,291)	(11,524)	(580)	—	(18,395)
Amortization of financing costs	(7,170)	(1,132)	—	—	(8,302)
Other income (expense)	—	(227)	461	49	283

Total other (expense) income	(13,461)	(8,483)	(64)	49	(21,959)

Loss from continuing operations before income taxes	(13,461)	(11,070)	(7,393)	(227)	(32,151)

Provision for income taxes	(4,966)	17,151	(371)	(83)	11,731

Net loss from continuing operations	(8,495)	(28,221)	(7,022)	(144)	(43,882)

Loss from discontinued operations, net of tax	—	(5,435)	—	—	(5,435)
Equity in (loss) earnings of subsidiary	(40,678)	(7,022)	—	47,700	—

Net (loss) income	$(49,173)	$(40,678)	$(7,022)	$47,556	$(49,317)

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

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of December 29, 2007
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$32	$21,671	$12,341	$—	$34,044
Short term investments	—	792	345	—	1,137
Accounts receivable, net	637,000	72,207	34,094	(636,844)	106,457
Inventories, net	—	58,545	7,314	(5,152)	60,707
Deferred income taxes	—	12,522	583	—	13,105
Other current assets	—	8,062	1,873	—	9,935

Total current assets	637,032	173,799	56,550	(641,996)	225,385

Property, plant and equipment, net	—	51,623	1,503	—	53,126
Goodwill	—	627,813	86,686	(24,021)	690,478
Developed and core technology, net	—	74,173	20,279	—	94,452
Other intangibles, net	—	47,134	2,203	—	49,337
Investment in subsidiaries	80,318	27,312	—	(107,630)	—
Other long-term assets, net	1,346	2,199	110	—	3,655

Total assets	$718,696	$1,004,053	$167,331	$(773,647)	$1,116,433

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,397	$531,104	$106,050	$(645,187)	$13,364
Accrued compensation expenses	—	16,419	2,839	—	19,258
Accrued warranty expense	—	3,001	—	—	3,001
Other accrued expenses	6,005	37,677	2,782	—	46,464

Total current liabilities	27,402	588,201	111,671	(645,187)	82,087

Non-current liabilities
Long term debt	363,104	303,130	—	—	666,234
Intercompany loans payable	—	—	20,830	(20,830)	—
Deferred income taxes	—	15,815	7,518	—	23,333
Long-term income taxes payable	—	13,414	—	—	13,414
Long-term employee benefit obligations	—	3,175	—	—	3,175

Total non-current liabilities	363,104	335,534	28,348	(20,830)	706,156

Total liabilities	390,506	923,735	140,019	(666,017)	788,243

Stockholders’ equity
Common stock	723	—	9	(9)	723
Additional paid-in capital	284,751	3,424	75,683	(79,107)	284,751
Accumulated other comprehensive income	6,910	242	7,462	(7,704)	6,910
Retained earnings (deficit)	35,806	76,652	(55,842)	(20,810)	35,806

Total stockholders’ equity	328,190	80,318	27,312	(107,630)	328,190

Total liabilities and stockholders’ equity	$718,696	$1,004,053	$167,331	$(773,647)	$1,116,433

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of December 30, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$1,138	$22,905	$5,008	$—	$29,051
Short term investments	—	274	216	—	490
Accounts receivable, net	606,821	71,346	20,520	(606,749)	91,938
Inventories, net	—	36,472	5,592	(4,090)	37,974
Deferred income taxes	—	10,608	457	—	11,065
Other current assets	4,965	14,544	2,220	(157)	21,572
Assets of discontinued operations	—	46,078	—	—	46,078

Total current assets	612,924	202,227	34,013	(610,996)	238,168

Property, plant and equipment, net	—	46,454	581	—	47,035
Goodwill	—	593,641	83,933	(521)	677,053
Developed and core technology, net	—	86,601	24,033	—	110,634
Other intangibles, net	—	71,591	1,931	(23,500)	50,022
Deferred income taxes	—	—	1,804	(1,804)	—
Investment in subsidiaries	59,073	14,449	—	(73,522)	—
Other long-term assets, net	1,329	2,689	161	—	4,179

Total assets	$673,326	$1,017,652	$146,456	$(710,343)	$1,127,091

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23,259	$508,468	$96,553	$(612,850)	$15,430
Accrued compensation expenses	—	15,433	1,586	—	17,019
Accrued warranty expense	—	2,715	—	—	2,715
Income taxes payable	—	—	240	(240)	—
Other accrued expenses	6,175	39,835	1,881	—	47,891
Liabilities of discontinued operations	—	19,478	—	—	19,478

Total current liabilities	29,434	585,929	100,260	(613,090)	102,533

Non-current liabilities
Long term debt	362,730	350,726	—	—	713,456
Intercompany loans payable	—	—	21,927	(21,927)	—
Deferred income taxes	—	14,280	9,820	(1,804)	22,296
Long-term income taxes payable	—	4,584	—	—	4,584
Long-term employee benefit obligations	—	3,060	—	—	3,060

Total non-current liabilities	362,730	372,650	31,747	(23,731)	743,396

Total liabilities	392,164	958,579	132,007	(636,821)	845,929

Stockholders’ equity
Common stock	711	—	9	(9)	711
Additional paid-in capital	253,127	3,431	67,332	(70,763)	253,127
Accumulated other comprehensive income	4,155	146	4,287	(4,433)	4,155
Retained earnings (deficit)	23,169	55,496	(57,179)	1,683	23,169

Total stockholders’ equity	281,162	59,073	14,449	(73,522)	281,162

Total liabilities and stockholders’ equity	$673,326	$1,017,652	$146,456	$(710,343)	$1,127,091

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Year Ended December 29, 2007
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(12,151)	$55,039	$4,863	$—	$47,751

Cash flows from investing activities
Purchase of property, plant and equipment	—	(12,983)	(1,190)	—	(14,173)
Purchase of business, net of cash acquired	—	—	(781)	—	(781)
Disposal of business	—	22,116	—	—	22,116
Purchase of investments in technology	—	(7,500)	—	—	(7,500)
Purchase of other intangibles	—	(382)	—	—	(382)
Purchase of short term investments	—	(30,079)	(108)	—	(30,187)
Sale of short term investments	—	29,560	10		29,570

Net cash provided by (used in) investing activities	—	732	(2,069)	—	(1,337)

Cash flows from financing activities
Intercompany notes	—	2,089	(2,089)	—	—
Dividend from parent	—	(8,334)	8,334	—	—
Issuance of common stock	10,830	—	—	—	10,830
Excess tax benefit from exercise of stock options	215	—	—	—	215
Payments on long-term debt	—	(50,069)	—	—	(50,069)

Net cash provided by (used in) financing activities	11,045	(56,314)	6,245	—	(39,024)

Cash used in discontinued operations
Operating activities	—	(691)	—	—	(691)

Net cash used in discontinued operations	—	(691)	—	—	(691)

Effect of exchange rates on cash	—	—	(1,706)	—	(1,706)

Net (decrease) increase in cash and cash equivalents	(1,106)	(1,234)	7,333	—	4,993

Cash and cash equivalents at beginning of period	1,138	22,905	5,008	—	29,051

Cash and cash equivalents at end of period	$32	$21,671	$12,341	$—	$34,044

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Year Ended December 30, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(5,082)	$44,372	$34,764	$—	$74,054

Cash flows from investing activities
Purchase of property, plant and equipment	—	(22,155)	232	—	(21,923)
Purchase of business, net of cash acquired	—	(718,555)	(27,082)	—	(745,637)
Purchase of investments in technology	—	(25,548)	(6,387)	—	(31,935)
Purchase of other intangibles	—	(2,050)	—	—	(2,050)
Purchase of short term investments	—	(145)	(10)	—	(155)
Sale of short term investments	—	15,175	14	—	15,189

Net cash used in investing activities	—	(753,278)	(33,233)	—	(786,511)

Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	361,185	—	—	—	361,185
Proceeds from senior secured credit facility, net of issuance costs	—	352,660	—	—	352,660
Intercompany notes	(361,185)	363,748	(2,563)	—	—
Issuance of common stock	9,934	—	—	—	9,934
Excess tax benefit from exercise of stock options	1,674	—	—	—	1,674
Proceeds from short-term borrowings	21,000	4,000	—	—	25,000
Repayments of short-term borrowings	(21,000)	(4,000)	—	—	(25,000)
Payments on long-term debt	—	(913)	—	—	(913)
Financing charges paid on credit facility	(6,955)	—	—	—	(6,955)

Net cash provided by (used in) financing activities	4,653	715,495	(2,563)	—	717,585

Cash used in discontinued operations
Operating activities	—	(5,435)	—	—	(5,435)

Net cash used in discontinued operations	—	(5,435)	—	—	(5,435)

Effect of exchange rates on cash	—	—	(1,527)	—	(1,527)

Net (decrease) increase in cash and cash equivalents	(429)	1,154	(2,559)	—	(1,834)

Cash and cash equivalents at beginning of period	1,567	21,751	7,567	—	30,885

Cash and cash equivalents at end of period	$1,138	$22,905	$5,008	$—	$29,051

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

10. Stock-Based Compensation
At December 29, 2007 we have one active stock-based employee compensation plan under which new awards may be granted. Awards may include incentive stock options, non-qualified option grants or restricted stock. As discussed in Note 1, Business Description and Significant Accounting Policies, prior to January 1, 2006, we accounted for this plan under the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations prior to January 1, 2006, as all options granted under those plans had an exercise price equal to the market price of the underlying stock on the date of the grant.
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
The following table presents a summary of the share-based compensation expense recognized for these plans:

	Year Ended	Year Ended
(in thousands)	December 29, 2007	December 30, 2006

Stock-option awards	$9,574	$9,169
Restricted stock awards	2,228	136
Employee stock purchase plan	596	525

Total share-based compensation expense	$12,398	$9,830

The following table presents the statement of operations classification of pre-tax stock-based compensation expense, for stock options, restricted stock awards and the employee stock purchase plan, recognized for the years ended December 29, 2007 and December 30, 2006:

	Year Ended	Year Ended
(in thousands)	December 29, 2007	December 30, 2006

Cost of sales	$1,584	$420
Marketing and selling	4,187	3,330
Research and development	2,766	2,113
General and administrative	3,861	3,967

Total share-based compensation expense	$12,398	$9,830

Compensation cost capitalized as part of inventory for the twelve months ended December 29, 2007 and December 30, 2006 was $0.3 million and $0.2 million, respectively. The total income tax benefit recognized in our statement of operations for share-based compensation arrangements was $3.6 million and $2.3 million for the years ended December 29, 2007 and December 30, 2006, respectively.
Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Excess tax benefits of $0.2 million and $1.7 million were classified as financing cash inflows for the twelve-month periods ended December 29, 2007 and December 30, 2006, respectively. Comparable amounts for the period ending December 31, 2005 have not been reclassified in our statement of cash flows.
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

(in thousands, except per share data)	2005

Net income, as reported	$39,275
Stock-based employee compensation expense included in reported income, net of tax	—

Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(7,159)

Pro forma net income	$32,116

Net income per share
As reported
Basic	$0.57
Diluted	$0.55

Pro forma
Basic	$0.47
Diluted	$0.45

Our 2005 Stock Incentive Plan (2005 Plan), which replaced our 2000 Equity Incentive Plan (2000 Plan), permits the grant of share options and shares to our employees, consultants and directors of up to 6,600,000 shares of common stock, plus the number of shares under our 2000 Plan as of May 5, 2005 subject to outstanding option adjustments, for total grants available of 21,766,074. We have granted options to purchase shares for an aggregate of 18,521,290 shares (net of cancellations) under both plans and 3,244,784 shares remain available for future grants under our 2005 Plan.
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
Activity under our 2000 and 2005 plans for the twelve months ended December 29, 2007, December 30, 2006 and December 31, 2005 was as follows:

		Weighted avg
	Options	exercise price
	outstanding	per share

Balance at January 1, 2005	8,214,968	$8.51
Granted	2,104,637	$19.40
Exercised	(1,958,695)	$5.19
Cancelled or expired	(410,260)	$12.98

Balance at December 31, 2005	7,950,650	$11.97

Granted	1,403,550	$19.43
Exercised	(1,414,220)	$5.77
Cancelled or expired	(684,406)	$15.91

Balance at December 30, 2006	7,255,574	$14.25

Granted	1,401,600	$18.50
Exercised	(603,698)	$13.80
Cancelled or expired	(465,584)	$18.44

Balance at December 29, 2007	7,587,892	$14.82

An aggregate of 4,696,336 stock options were exercisable at December 29, 2007. Exercise prices and weighted average remaining contractual life for options outstanding as of December 29, 2007, excluding estimated forfeitures, are summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Range of exercise prices	of shares	contractual life	price	of shares	price

$0.83 - $10.60	2,032,052	3.5 years	$6.12	2,032,052	$6.12
$10.72 - $17.86	1,965,512	5.9 years	14.72	1,255,188	14.27
$17.92 - $19.72	1,928,959	5.7 years	19.04	937,351	19.16
$19.95 - $21.68	1,661,369	5.7 years	20.66	471,745	20.89

Total	7,587,892	5.2 years	$14.82	4,696,336	$12.39

The total intrinsic value of options exercised during the twelve months ended December 29, 2007 was $3.6 million. The total intrinsic value of options outstanding and options exercisable at December 29, 2007 was $18.7 million and $18.3 million, respectively. The total intrinsic value at December 29, 2007 is based on our closing stock price on the last trading day of the year for in-the-money options. The weighted-average remaining contractual term of options exercisable at December 29, 2007 was 4.7 years.
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
The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	2007	2006	2005

Fair value of options granted	$6.50	$7.48	$7.48
Risk free interest rate	4.44%	4.68%	3.98%
Expected dividend rate	0.00%	0.00%	0.00%
Stock price volatility	32.88%	35.29%	38.23%
Expected life of option	5 years	5 years	5 years
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
As of December 29, 2007, we had $19.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 2.5 years. The total fair value of shares vested during the twelve month period ended December 29, 2007 was $12.7 million.
During the year ended December 29, 2007, stock options were exercised to acquire 603,698 shares. Cash received upon exercise was $8.3 million. The tax benefit realized upon exercise was $0.7 million. Shares purchased under the employee stock purchase plan were 164,127 during the year.
On February 9, 2007, our board approved and adopted standard change in control severance agreements for each of our senior management officers, including provisions that all unvested stock options held by the executives would immediately vest in full and become exercisable upon a change in control, whether or not the acquiring entity or successor assumes or replaces the stock options and whether or not the executive continues to be employed by us (or the successor) after the change in control. The accelerated options will remain exercisable for a period of two years from the date of the change in control or, if later, the date of the officer’s termination, but in any event not later than the expiration date of the options. The impact of this modification on our stock-based compensation expense was immaterial.
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
The following table summarizes restricted stock activity during the twelve months ended December 29, 2007 and December 30, 2006:

	Unvested Shares	Weighted average
	outstanding	grant date fair value
Balance at December 31, 2005	—	$—
Granted	123,326	18.51
Vested	—	—
Cancelled	(2,800)	19.48

Balance at December 30, 2006	120,526	18.49

Granted	197,322	18.39
Vested	(60,125)	18.72
Cancelled	(41,003)	18.67

Balance at December 29, 2007	216,720	$18.30

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (ESPP) which allows employees to elect, in advance of each calendar quarter, to contribute up to 10 percent of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85 percent of the fair market value on the first or last day of each quarter. Compensation expense recognized on shares issued under our ESPP is based on the value to the employee of the 15 percent discount applied to the stock price. The plan was amended in May 2005 to increase the number of shares reserved under the plan from 600,000 to 1,000,000 common shares. Shares issued under the plan through December 29, 2007 total 771,557, with a balance available to be issued of 228,443.
11. Commitments and Contingent Liabilities
Product Liability
We are self-insured for product liability claims below $1.0 million for each occurrence and $3.0 million in the aggregate, and maintain product liability insurance above these limitations.
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
Operating Leases
Future minimum operating lease obligations for automobiles, office space, and other facilities were as follows at December 29, 2007:

(in thousands)

2008	$2,676
2009	2,229
2010	1,795
2011	1,457
2012	1,027
2013 and beyond	174

Total	$9,358

Rent expense was $2.7 million, $2.0 million and $1.7 million in 2007, 2006 and 2005, respectively. The automobiles, which are typically leased for three years, are used by sales personnel. The office obligations include the Laserscope facilities in California and Arizona, and sales offices outside the U.S.
Litigation
We are in the process of transitioning sales of our laser therapy products from indirect distribution channels, such as mobile providers and distributors, to our direct sales force. We are currently involved, and in the future may be involved, in legal proceedings related to this transition process.
Product Supply Agreement
In conjunction with our disposal of Laserscope’s aesthetics business, as described in Note 3, Discontinued Operations and Sale of Aesthetics Business, we entered into a supply agreement with Iridex whereby we agreed to manufacture and supply to Iridex certain aesthetics devices during a transition period. The agreement expired on October 16, 2007. Certain of the final purchase orders under the supply agreement are being delivered after expiration of the agreement. In the event that we are unable to fulfill our obligations to supply these lasers and parts under this agreement, we may be responsible for certain damages that Iridex would incur as a result of our failure, which could include higher prices that Iridex pays to procure parts from a different supplier.
12. Industry Segment Information and Foreign Operations
Since our inception, we have operated in the single industry segment of developing, manufacturing, selling and marketing medical devices. In the first quarter of 2007, consistent with the plans announced with the Laserscope acquisition, we sold the Laserscope aesthetics business (see Note 3, Discontinued Operations and Sale of Aesthetics Business). We have presented the operations of this business as discontinued operations from the date of acquisition of July 20, 2006 through the date of disposal of January 16, 2007. As such, the following data excludes the results of the aesthetics business for all periods presented.
We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. No customer or distributor accounted for five percent or more of net sales during 2007, 2006 or 2005. Foreign subsidiary sales are predominantly to customers in Western Europe, Canada, Australia and Brazil and our foreign subsidiary assets are located in the same countries. At the end of 2007 and 2006, consolidated accounts receivable included $46.5 million and $29.9 million due from customers located outside of the United States.
The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

(in thousands)	2007	2006	2005

United States
Net sales	$334,258	$272,679	$205,463
Long-lived assets	872,882	873,200	217,997

International
Net sales	129,670	85,639	57,128
Long-lived assets	18,165	15,723	14,311

13. Post-retirement Benefits
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
The cost of our postretirement benefit plan (in thousands) was as follows:

	2007	2006	2005

Service cost	$155	$115	$128
Interest cost	175	163	142
Amortization of net prior service cost	(38)	(39)	(134)

Net benefit costs	$292	$239	$136

The following tables present reconciliations of the benefit obligation of the plan and the plan assets of the plan (in thousands):

	2007	2006

Change in benefit obligation
Benefit obligation at beginning of year	$3,071	$3,146
Service cost	155	115
Interest cost	175	163
Actuarial (gains) or losses	59	(205)
Benefit payments	(188)	(148)

Benefit obligation at end of year	$3,272	$3,071

Change in plan assets
Fair value of assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	188	148
Benefit payments	(188)	(148)

Fair value of plan assets at end of year	$—	$—

Amounts recognized in the statement of financial position consist of:

	2007	2006

Current	$(226)	$(164)
Long term	(3,046)	(2,907)

Net amount of accrued benefit cost	$(3,272)	$(3,071)

Amounts recognized in accumulated other comprehensive income consist of:

	2007	2006

Net actuarial (gain)	$(192)	$(251)
Net prior service cost	55	17

Total accumulated other comprehensive income	$(137)	$(234)

The net prior service cost in accumulated other comprehensive income consists of two components: one component for a negative plan amendment in 2000, and a second component for a positive plan amendment in 2006. These two components are being amortized differently, based on expected future service periods at the time of the amendment. In 2008, we estimate that the amortization of these two components from accumulated other comprehensive income will result in a net credit to net periodic benefit cost for $39,000.
The benefits expected to be paid in each of the next five fiscal years and the aggregate for the five fiscal years thereafter are projected as follows (in thousands):

2008	$226
2009	239
2010	239
2011	233
2012	244
2013-2017	1,369
The assumptions used in estimating the annual cost related to these plans include:

	2007	2006

Discount rate	5.75%	5.75%
Rate of future compensation increase	4.00%	4.00%
An average increase of 9.5 percent in the cost of covered health care benefits was assumed for 2007 and is projected to gradually decrease to 5.0 percent by 2016 and remain at that level thereafter. Because of the subsidy caps, the assumed health care cost trend rates have a slight effect on the amounts reported for our postretirement plan. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$—	$(1)
Effect on post-retirement benefit obligation	8	(8)

14. Savings and Investment Plan
The AMS Savings and Investment Plan (the Plan) allows employees in the United States to contribute a portion of their salary to the Plan. We match a portion of these contributions through a profit sharing component and make additional contributions to the Plan based upon a percent of operating profit. The additional percentage contribution is established annually by senior management and the Compensation Committee of the Board of Directors. The Plan is intended to satisfy the requirements of Section 401(a) (27) of the Internal Revenue Code. Generally, all of our employees are eligible to participate in the Plan. Matching contributions of $3.0 million, $2.1 million and $1.7 million were made in 2007, 2006 and 2005, respectively. Profit sharing contributions were $2.3 million, $3.0 million and $2.2 million in 2007, 2006 and 2005, respectively.
15. Income Taxes
Components of our income (loss) from continuing operations before income taxes are as follows (in thousands):

Pretax income	2007	2006	2005

U.S.	$24,195	$(35,187)	$65,405
Foreign	5,310	3,036	820

Total	$29,505	$(32,151)	$66,225

Components of income tax expense for continuing operations are as follows (in thousands):

Income tax expense	2007	2006	2005

Current
Federal	$433	$6,262	$23,416
State	1,796	2,592	2,353
Foreign	1,708	1,063	299
Deferred
Federal	11,145	2,366	1,401
State	535	(731)	(369)
Foreign	297	179	(150)

Total	$15,914	$11,731	$26,950

A reconciliation of income tax expense for continuing operations computed at the United States statutory rate to our provision for income taxes is as follows (in thousands):

Income tax reconciliation	2007	2006	2005

Statutory rate	$10,326	$(11,253)	$23,179
State taxes	1,515	1,261	1,358
In-process research and development	—	23,971	3,227
Manufacturing tax incentives	—	(388)	(753)
Meals and entertainment	618	501	391
Foreign rate differential and other	(64)	253	12
Research and development credits	(1,085)	(1,044)	(656)
Stock-based compensation under SFAS 123(R)	1,098	1,276	—
Audit settlement and refund claim	(852)	(2,455)	—
Litigation settlement	4,256	—	—
Other	102	(391)	192

Total	$15,914	$11,731	$26,950

During 2007, we recorded litigation settlement charges of $14.3 million, primarily due to the arbitration award to the former shareholders of CryoGen, Inc. (see Note 4, Litigation Settlements). This arbitration settlement adversely impacted our 2007 tax provision in our consolidated statement of operations.
During the fourth quarter of 2007, we recognized $0.9 million in previously unrecognized tax benefits due to the settlement of an income tax audit.
During 2007 we utilized a capital loss carryforward with a tax effected value of $1.7 million. This deferred tax asset had a full valuation allowance of $1.7 million against it as of December 30, 2006 and December 31, 2005. The capital loss was realized during the year as a result of capital gains that were realized in connection with the divestiture of the Laserscope aesthetics business (see Note 3, Discontinued Operations and Sale of Aesthetics Business). Because purchase accounting rules applied to this transaction, the entire tax benefit realized of $1.7 million was recorded as an adjustment to goodwill.
During the fourth quarter of 2006, we received a $2.4 million tax refund associated with the favorable agreement reached with the IRS involving the review of the 2001 and 2002 domestic income tax returns. A $2.4 million tax refund was recorded in the provision for income taxes on the consolidated statement of operations for 2006.
On July 20, 2006, we completed the acquisition of Laserscope (see Note 2, Acquisitions). Of the purchase price, $62.1 million was allocated to in-process research and development and expensed. This amount is not deductible for tax purposes, and no deferred tax benefit is recorded as required by applicable accounting rules.
On May 8, 2006, we completed the acquisition of Solarant Medical, Inc. (see Note 2, Acquisitions). Of the purchase price, $2.1 million was allocated to in-process research and development and expensed. This amount is not deductible for tax purposes, and no deferred tax benefit is recorded as required by applicable accounting rules.
On July 7, 2005, we completed the acquisition of Ovion Inc. (see Note 2, Acquisitions). Of the purchase price, $13.6 million was allocated to in-process research and development. Of this amount, $4.3 million and $9.3 million was expensed in 2006 and 2005, respectively. This amount is not deductible for tax purposes, and no deferred tax benefit is recorded as required by applicable accounting rules.
During fiscal 2005, we recognized the U.S. tax benefits related to the tax deduction on qualified domestic production activities provided through the Domestic Manufacturing Deduction made available pursuant to the American Jobs Creation Act of 2004. The tax deduction for qualified production activities provides for a permanent deduction equal to nine percent (when fully phased-in) of the lesser of qualified production activities income or taxable income. During 2005, the applicable percentage is three percent, resulting in a $0.4 million reduction in income tax expense. During 2006 and 2007, due to the utilization of acquired net operating loss carryforwards, we did not realize a domestic manufacturing deduction benefit.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities at the end of 2007 and 2006 are as follows (in thousands):

	2007	2006

Deferred tax assets:
Federal net operating loss carryforwards	$11,666	$16,340
Reserves and allowances	8,877	7,757
Capital loss carryforwards	—	1,710
Foreign accruals and net operating loss carryforwards	1,254	2,980
Workforce, patents and license	3,174	3,345
Compensation accruals	4,774	7,022
FIN 48 accrued state tax and interest	1,766	—
Stock-based compensation under SFAS 123(R)	4,674	2,331
State net operating loss carryforwards and credits	6,441	3,658
Federal credit carryforwards	3,273	3,188
Other	2,866	—
Valuation allowance	(1,354)	(4,121)

Total deferred tax assets	47,411	44,210
Deferred tax liabilities:
Goodwill	10,310	8,737
Prepaid insurance and other	1,405	1,268
Developed technology	16,157	24,082
Trademarks and royalty agreements	16,706	16,946
Contingent interest on debt	13,061	4,408

Total deferred tax liabilities	57,639	55,441

Net deferred tax liability	$(10,228)	$(11,231)

On December 29, 2007, we have tax effected foreign tax loss carryforwards of approximately $1.7 million with no expiration. Realization of future tax benefits related to these net deferred assets is dependent on many factors, including the ability to generate taxable income in the related jurisdictions. Valuation allowances related to losses represent the approximate amount by which the net operating losses are projected to exceed future income in any given foreign jurisdictions.
A valuation allowance has been established as of December 29, 2007 for $1.4 million, consisting of $0.7 million relating to foreign tax loss carryforwards and $0.7 million relating to foreign tax credit carryforwards. If subsequently recognized, the $0.7 million related to the foreign net operating loss carryforward and $0.6 million related to the foreign tax credit carryforward would be recorded as an adjustment to goodwill. We believe that future taxable income will be sufficient to realize the remaining recorded asset.
We have U.S. federal tax loss carryforwards of approximately $33.3 million which are realizable under IRC Section 382. They expire between 2017 and 2025. Management believes that future taxable income will be sufficient to realize these tax loss carryforwards and has established a deferred tax asset of $11.7 million.
As of December 29, 2007, undistributed earnings of international subsidiaries of approximately $8.1 million were considered to have been reinvested indefinitely and, accordingly, we have not provided U.S. taxes on such earnings.
We adopted the provisions of FIN 48 on fiscal year beginning December 31, 2006. As a result of the implementation of FIN 48, we recognized a $2.1 million increase in the liability for unrecognized tax benefits (UTBs). This increase in liability resulted in a decrease to our beginning retained earnings balance of $0.3 million. The amount of UTBs at December 31, 2006 was $7.0 million, net of federal income tax benefit on state issues and federal and state income tax benefits on interest expense.

					Unrecognized
	Gross				Income Tax
	Federal,	Accrued	Gross UTBs,	Deferred	Benefits, Net of
	State and	Interest and	including	Federal and	Deferred Federal
	Foreign	Penalties on	interest and	State Income	and State
(in thousands)	UTBs	UTBs	penalties	Tax Benefits	Benefits

Balance at December 31, 2006	$7,577	$354	$7,931	$(943)	$6,988
Additions for tax positions related to a prior period	5,714	331	6,045	(840)	5,205
Additions for tax positions related to the current period	959	—	959	(82)	877
Reductions related to the closing of Statutes of Limitations	(541)	(128)	(669)	99	(570)
Reductions related to settlements with tax authorities	(852)	—	(852)	—	(852)

Balance at December 29, 2007	12,857	557	13,414	(1,766)	11,648

Less:
UTBs attributable to timing items included above	982	—	982	—	982
UTBs that relate to acquired entities that would impact goodwill if recognized	6,610	—	6,610	(95)	6,515

Total UTBs that, if recognized, would impact the effective income tax rate as of December 29, 2007	$5,265	$557	$5,822	$(1,671)	$4,151

We have classified all of our liability for unrecognized tax benefits as of December 29, 2007 as a non-current liability, as no payments are anticipated within one year.
We recognize accrued interest and penalties related to unrecognized tax benefits in our tax provision in the Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. The balance of accrued interest and penalties at the reporting periods is presented in the table above.
We have no federal income tax audits under way at the current time; however, during the first quarter of 2008 we received notice of the planned commencement of an examination of the 2005 year. Our federal returns are subject to examination for 2004 and subsequent years.
State and foreign income tax returns are generally subject to examination for a period of three to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.
We do not expect any significant change in the amount of unrecognized tax benefits during the next 12 months.
16. Quarterly Financial Data (unaudited; in thousands, except per share data)
The following table presents quarterly financial data for 2007 and 2006. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the unaudited quarterly results. In the first quarter of 2007, consistent with the plans announced with the Laserscope acquisition, we sold the Laserscope aesthetics business (see Note 3, Discontinued Operations and Sale of Aesthetics Business). As such, the results of operations of the aesthetics business have been classified as discontinued operations from the date of acquisition of July 20, 2006 through the date of disposal of January 16, 2007.

	2007				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
	13 weeks	13 weeks	13 weeks	13 weeks	13 weeks	13 weeks	13 weeks	13 weeks
Net sales	$108,385	$116,453	$109,041	$130,049	$73,624	$78,782	$90,500	$115,412
Gross profit	82,030	89,324	84,600	102,382	61,894	67,075	71,635	88,842
Operating income (loss)	14,746	21,223	17,760	7,557	17,963	(5,562)	(44,622)	22,029
Income (loss) from continuing operations	4,383	7,326	6,925	(5,043)	11,472	(8,095)	(57,932)	10,673
Net income (loss)	3,692	7,326	6,925	(5,043)	11,472	(8,095)	(58,604)	5,910

Net income (loss) per share:
Basic net earnings (loss) from continuing operations	$0.06	$0.10	$0.10	$(0.07)	$0.16	$(0.12)	$(0.83)	$0.15
Discontinued operations, net of tax	$(0.01)	$—	$—	$—	$—	$—	$(0.01)	$(0.07)

Basic net earnings (loss)	$0.05	$0.10	$0.10	$(0.07)	$0.16	$(0.12)	$(0.84)	$0.08

Diluted net earnings (loss) from continuing operations	$0.06	$0.10	$0.09	$(0.07)	$0.16	$(0.12)	$(0.83)	$0.15
Discontinued operations, net of tax	$(0.01)	$—	$—	$—	$—	$—	$(0.01)	$(0.07)

Diluted net earnings (loss)	$0.05	$0.10	$0.09	$(0.07)	$0.16	$(0.12)	$(0.84)	$0.08

In the first quarter of 2007, we recorded $9.6 million of interest expense related to our Convertible Notes issued on June 27, 2006 and our senior secured Credit Facility entered into on July 20, 2006 (see Note 9, Debt). In addition, during the first quarter we recorded other income of $1.6 million related to our settlement agreement with Celsion Corporation (Celsion). This payment settled prior claims under the patent infringement suit we filed against Celsion in September 2006. During the second quarter of 2007, we recorded $9.6 million of interest expense related to our long-term debt. Royalty income in the third quarter of 2007 was $3.5 million and included a one-time paid up license of our microwave therapy technology from Celsion. No further payments are owed under the Celsion agreement. Interest expense during the third quarter was $9.5 million. In the fourth quarter of 2007, we recorded $7.5 million of one-time in-process research and development (IPR&D) charges related to a milestone payment to BioControl Medical, Ltd. (BioControl), from whom we acquired certain issued patents and other assets during 2006. We also recorded litigation settlements of $14.3 million during the quarter, consisting primarily of an arbitration settlement related to our prior acquisition of CryoGen, Inc. which we acquired in 2002 (see Note 4, Litigation Settlements). This arbitration settlement adversely impacted our 2007 tax provision in our consolidated statement of operations. Interest expense during the fourth quarter was $9.1 million.
During 2006, we acquired certain issued patents and other assets from BioControl, we acquired Solarant Medical, and we acquired Laserscope (see Note 2, Acquisitions). The acquisitions of BioControl and Solarant resulted in one-time IPR&D charges of $25.6 million and $2.5 million, respectively, in the second quarter of 2006, resulting in an operating loss and a net loss for that quarter. In addition, during the second quarter of 2006 we recorded $7.0 million of amortization of financing costs for a bridge loan commitment fee in preparation for the acquisition of Laserscope. We did not use this financing. In conjunction with the Laserscope acquisition, we recorded a one-time IPR&D charge of $61.5 million in the third quarter of 2006, resulting in an operating loss and net loss for the third quarter of 2006. In addition, during the third quarter of 2006, we recorded $8.9 million of interest expense related to our Convertible Notes and our Credit Facility. The interest expense on these new debt agreements also contributed to the net loss for the third quarter of 2006. During the fourth quarter of 2006, we adjusted the purchase price allocations for Solarant and Laserscope, resulting in IPR&D charges of ($0.4) million and $0.6 million, respectively. In addition, we recorded $10.2 million of interest expense related to our Convertible Notes and our Credit Facility during the fourth quarter of 2006. We also recorded a $2.4 million tax benefit associated with the favorable agreement with the IRS involving the review of the 2001 and 2002 domestic income tax returns, and a $1.0 million federal research and development tax credit.
Quarterly and annual earnings per share are calculated independently based on the weighted average number of shares outstanding during the period.
Sales and operating results have varied and are expected to continue to vary significantly from quarter to quarter as a result of seasonal patterns, with the first and third quarters of each year typically having lower sales and the fourth quarter of each year typically having the highest sales. In 2006, the acquisition of Laserscope in the third quarter resulted in increased sales for that quarter and subsequent quarters, compared to prior trends.

Financial Statement Schedules - Schedule II — Valuation and Qualifying Accounts.
This schedule of valuation and qualifying accounts (in thousands) should be read in conjunction with the consolidated financial statements. These amounts exclude the aesthetics business, which was classified as part of liabilities of discontinued operations prior to its sale on January 16, 2007. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	Balance at	Additions charged to:						Balance at
	Beginning of	Costs and		Other				End of
	Period	Expenses		Accounts		Deductions		Period
Valuation Accounts:
Year ended December 31, 2005
Deducted from asset accounts
Allowance for doubtful accounts	$1,987	$1,097		$—		$1,067	(1)	$2,017
Allowance for obsolete inventories	$1,743	$827		$—		$1,253	(2)	$1,317
Allowance for sales returns	$2,346	$2,329		$—		$3,475	(3)	$1,200

Year ended December 30, 2006
Deducted from asset accounts
Allowance for doubtful accounts	$2,017	$1,095		$620	(7)	$617	(1)	$3,115
Allowance for obsolete inventories	$1,317	$1,498		$1,258	(7)	$1,569	(2)	$2,504
Allowance for sales returns	$1,200	$5,256		$50	(7)	$4,690	(3)	$1,816

Year ended December 29, 2007
Deducted from asset accounts
Allowance for doubtful accounts	$3,115	$950		$—		$967	(1)	$3,098
Allowance for obsolete inventories	$2,504	$2,487		$—		$2,103	(2)	$2,888
Allowance for sales returns	$1,816	$13,814	(4)	$—		$13,319	(3),(4)	$2,310

Qualifying Accounts:
Year ended December 31, 2005
Product liability allowance	$680	$480		$—		$376	(5)	$784
Accrued warranty expense	$1,451	$599		$—		$432	(6)	$1,618

Year ended December 30, 2006
Product liability allowance	$784	$220		$—		$456	(5)	$548
Accrued warranty expense	$1,618	$619		$809	(7)	$331	(6)	$2,715

Year ended December 29, 2007
Product liability allowance	$548	$797		$—		$450	(5)	$895
Accrued warranty expense	$2,715	$5,844	(8)	$—		$5,558	(6),(8)	$3,001

Notes:

(1)	Uncollectable accounts written off, net of recoveries

(2)	Obsolete and excess inventory disposals

(3)	Returned product

(4)	Includes activity under capital equipment upgrade and even exchange programs, which has increased with the growth in our capital equipment business.

(5)	Product liability claims

(6)	Product warranty claims

(7)	Allowances and reserves on balance sheet of Laserscope (excluding the aesthetics business), acquired in July 2006.

(8)	Includes reserves and claims for product rework issues related to the Greenlight HPS console.

Acticon, Apogee, AMS Ambicor®, AMS 650™, AMS 700, AMS 700 CX and Ultrex, AMS 800 Urinary Control System, BioArc, BioArc SP, BioArc TO, Dura II™, Her Option, In-Fast, In-Fast Ultra™, InhibiZone, InteDerm®, InteGraft, InteMesh®, IntePro InteLata™, InteXen, InVance, Monarc, Parylene, Perigee, ProstaJect, Solutions for Life®, SPARC, Straight-In™, TherMatrx, and UroLume are trademarks of AMS or its subsidiaries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2008	AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.

	By	/s/ Ross A. Longhini
Ross A. Longhini
Chief Executive Officer,
Executive Vice President and Chief Operating Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Ross A. Longhini	Chief Executive Officer,
Ross A. Longhini	Executive Vice President and Chief Operating Officer
(Principal Executive Officer)

/s/ Mark A. Heggestad	Executive Vice President and Chief Financial Officer
Mark A. Heggestad	(Principal Financial and Accounting Officer)

/s/ Richard B. Emmitt	Director
Richard B. Emmitt

/s/ Albert Jay Graf	Director
Albert Jay Graf

/s/ Jane E. Kiernan	Director
Jane E. Kiernan

/s/ Robert McLellan, M.D.	Director
Robert McLellan, M.D.

/s/ Christopher H. Porter, Ph.D.	Director
Christopher H. Porter, Ph.D.

/s/ D. Verne Sharma	Director
D. Verne Sharma

/s/ Thomas E. Timbie	Director
Thomas E. Timbie

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For the Year Ended December 29, 2007

Item No.	Item	Filing Method

1.1	Purchase Agreement, dated as of June 21, 2006, between American Medical Systems Holdings, Inc. and Piper Jaffray & Co., as representative of the Underwriters listed in Schedule I thereto.	Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on June 28, 2006 (File No. 000-30733).

2.1	Agreement and Plan of Merger, dated as of December 13, 2002, by and among American Medical Systems, Inc., Snowball Acquisition Corp., Cryogen, Inc. and Robert Knarr.	Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on December 17, 2002 (File No. 000-30733).

2.2	First Amendment to Agreement and Plan of Merger, dated December 18, 2002, by and among American Medical Systems, Inc., Snowball Acquisition Corp., Cryogen, Inc. and Robert Knarr.	Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on January 6, 2003 (File No. 000-30733).

2.3	Agreement and Plan of Merger, dated as of June 15, 2004, by and among American Medical Systems, Inc.; Leio Acquisition Corp.; TherMatrx, Inc.; TherMatrx Investment Holdings LLC and BSD Medical Corporation, as Principal Stockholders, and TherMatrx Investments Holdings LLC, as Stockholders’ Representative.	Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on June 15, 2004 (File No. 000-30733).

2.4	Agreement and Plan of Merger, dated as of June 3, 2005, by and among American Medical Systems, Inc., Oak Merger Corp., Ovion Inc., Jeffrey P. Callister, and W. Stephen Tremulis, as Principal Stockholders, and Jeffrey P. Callister, as Stockholders’ Representative.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 6, 2005 (File No. 000-30733).

2.5	Asset Purchase Agreement, dated April 26, 2006, between American Medical Systems, Inc. and BioControl Medical, Ltd.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 27, 2006 (File No. 000-30733).

2.6	Agreement and Plan of Merger, dated as of May 8, 2006, by and among American Medical Systems, Inc., Xenon Merger Corp., a wholly owned subsidiary of American Medical Systems, Inc., Solarant Medical, Inc., and Warburg Pincus Equity Partners, L.P., as stockholders’ representative.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 9, 2006 (File No. 000-30733).

2.7	Agreement and Plan of Merger, dated as of June 3, 2006, by and among American Medical Systems Holding, Inc., Laserscope and Kermit Merger Corp.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 5, 2006 (File No. 000-30733).

Item No.	Item	Filing Method

2.8	Amendment, dated as of July 10, 2006, to Agreement and Plan of Merger, dated as of June 3, 2006, by and among American Medical Systems Holdings, Inc., Laserscope and Kermit Merger Corp.	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 11, 2006 (File No. 000-30733).

2.9	Stock Purchase Agreement, dated as of April 30, 2006, by and among Laserscope, InnovaQuartz, Inc., The Griffin Family Revocable Trust, Steve Griffin and Brian Barr.	Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q for the Fiscal Quarter Ended September 30, 2006 (File No. 000-30733).

2.10	Termination Agreement, dated December 8, 2006, among American Medical Systems Holdings, Inc., Laserscope, InnovaQuartz Incorporated, Stephen Griffin, The Griffin Family Revocable Trust, and Brian Barr.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 14, 2006 (File No. 000-30733).

2.11	Asset Purchase Agreement, dated November 30, 2006, by and among American Medical Systems, Inc., Laserscope, and Iridex Corporation.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 6, 2006 (File No. 000-30733).

3.1	Second Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).

3.2	Bylaws, as amended, of the Company.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the Fiscal Year Ended January 3, 2004 (File No. 000-30733).

4.1	Certificate of Incorporation of the Company.	See Exhibit 3.1 above.

4.2	Bylaws of the Company.	See Exhibit 3.2 above.

4.3	Form of Indenture for Senior Debt Securities.	Incorporated by reference to Exhibit 4.2 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).

4.4	Form of Senior Debt Security.	Incorporated by reference to Exhibit 4.3 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).

4.5	Form of Indenture for Subordinated Debt Securities.	Incorporated by reference to Exhibit 4.4 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).

4.6	Form of Subordinated Debt Security.	Incorporated by reference to Exhibit 4.5 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).

4.7	Form of Indenture for Senior Subordinated Debt Securities.	Incorporated by reference to Exhibit 4.6 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).

Item No.	Item	Filing Method

4.8	Form of Senior Subordinated Debt Security.	Incorporated by reference to Exhibit 4.7 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).

4.9	Indenture, dated as of June 27, 2006, between American Medical Systems Holdings, Inc., the Notes Guarantors (as defined therein), and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 28, 2006 (File No. 000-30733).

4.10	Form of 3 1/4% Convertible Senior Subordinated Note.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 28, 2006 (File No. 000-30733).

4.11	First Supplemental Indenture, dated as of September 6, 2006, by and between Laserscope and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 8, 2006 (File No. 000-30733).

4.12	Guarantee, dated as of September 6, 2006, made by Laserscope in favor of U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on September 8, 2006 (File No. 000-30733).

10.1	Employment Agreement, dated April 26, 2004, between Martin J. Emerson and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Fiscal Quarter Ended April 2, 2004 (File No. 000-30733).

10.2	First Amendment to Employment Agreement, dated January 5, 2005, between Martin J. Emerson and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 5, 2005 (File No. 000-30733).

10.3	Second Amendment to Employment Agreement, dated January 4, 2008, between Martin J. Emerson and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 24, 2008 (File No. 000-30733).

10.4	Employment Agreement, dated January 1, 2003, between Ross Longhini and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2002 (File No. 000-30733).

10.5	Employment Agreement, dated December 18, 2006, between Mark A. Heggestad and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2006 (File No. 000-30733).

10.6	Employment Offer Letter, dated March 31, 2005, between Stephen J. McGill and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2007 (File No. 000-30733).

10.7	Employment Agreement, dated April 7, 2005, between Stephen J. McGill and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2007 (File No. 000-30733).

Item No.	Item	Filing Method

10.8	Separation Agreement, executed January	Incorporated by reference to Exhibit 10.2
	18, 2008, between Martin J. Emerson and	of the Company’s Form 8-K filed on January
	American Medical Systems, Inc.	24, 2008 (File No. 000-30733).

10.9	2000 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.1
of the Company’s Form 10-Q for the Fiscal
Quarter Ended June 28, 2003 (File No.
000-30733).

10.10	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.10
	under the 2000 Equity Incentive Plan, as	of the Company’s Registration Statement on
	amended.	Form S-1 (File No. 333-37488).

10.11	Form of Non-Qualified Stock Option	Incorporated by reference to Exhibit 10.11
	Agreement under the 2000 Equity	of the Company’s Registration Statement on
	Incentive Plan, as amended.	Form S-1 (File No. 333-37488).

10.12	Employee Stock Purchase Plan, as amended.	Incorporated by reference to Exhibit 10.2
of the Company’s Form 10-Q for the Fiscal
Quarter Ended October 1, 2005 (File No.
000-30733).

10.13	2005 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.1
of the Company’s Form 10-Q for the Fiscal
Quarter Ended October 1, 2005 (File No.
000-30733).

10.14	Form of Stock Option Certificate for	Incorporated by reference to Exhibit 10.20
	Directors under the 2005 Stock Incentive	of the Company’s Annual Report on Form
	Plan, as amended.	10-K for the Fiscal Year Ended December
31, 2005 (File No. 000-30733).

10.15	Form of Stock Option Certificate for	Incorporated by reference to Exhibit 10.21
	Executive Officers under the 2005 Stock	of the Company’s Annual Report on Form
	Incentive Plan, as amended.	10-K for the Fiscal Year Ended December
31, 2005 (File No. 000-30733).

10.16	Form of Notice of Amendment to Stock	Incorporated by reference to Exhibit 10.6
	Option Certificate/Agreement for	of the Company’s Form 10-Q for the Fiscal
	Executive Officers of American Medical	Quarter Ended July 2, 2006 (File No.
	Systems Holdings, Inc.	000-30733).

10.17	Form of Indemnification Agreement with	Incorporated by reference to Exhibit 10.22
	Executive Officers and Directors.	of the Company’s Annual Report on Form
10-K for the Fiscal Year Ended December
31, 2005 (File No. 000-30733).

Item No.	Item	Filing Method

10.18	Form of Change in Control Severance Agreement	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2007 (File No. 000-30733).

10.19	Summary of Director Compensation.	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the Fiscal year Ended December 30, 2006 (File No. 000-30733).

10.20	License Agreement, dated April 26, 2006, between American Medical Systems, Inc. and BioControl Medical, Ltd.	Incorporated by reference to 10.2 of the Company’s Form 8-K filed on April 27, 2006 (File No. 000-30733).

10.21	Credit and Guaranty Agreement, dated as of July 20, 2006, by and among American Medical Systems, Inc., as borrower, American Medical Systems Holdings, Inc. and certain of its subsidiaries, as guarantors, CIT Capital Securities LLC, as co-lead arranger and sole bookrunner, KeyBank National Association, as co-lead arranger and syndication agent, CIT Healthcare LLC, as administrative agent and collateral agent, General Electric Capital Corporation, as documentation agent, and various lenders.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 26, 2006 (File No. 000-30733).

10.22	First Amendment to Credit and Guaranty Agreement, dated as of October 29, 2007, by and among American Medical Systems, Inc., each of the other credit parties which is a signatory thereto and CIT Healthcare LLC, as administrative agent.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 29, 2007 (File No. 000-30733).

10.23	Pledge and Security Agreement, dated as of July 20, 2006, between each of the grantors party thereto and CIT Healthcare LLC, as administrative agent and collateral agent.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 26, 2006 (File No. 000-30733).

10.24	Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Financing Statement, dated as of July 20, 2006, executed by American Medical Systems, Inc. to and for the benefit of CIT Healthcare LLC, as administrative agent and collateral agent.	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 26, 2006 (File No. 000-30733).

10.25	Net Lease Agreement, dated as of June 20, 2000, by and between Laserscope and Realtec Properties.	Incorporated by reference to Exhibit 10.6 of Laserscope’s Annual Report on Form 10-K filed on March 28, 2001 (File No. 000-18053).

10.26	Net Lease Agreement, dated as of October 18, 2000, by and between Laserscope and Realtec Properties.	Incorporated by reference to Exhibit 10.6A of Laserscope’s Annual Report on Form 10-K filed on March 28, 2001 (File No. 000-18053).

Item No.	Item	Filing Method

10.27	Settlement Agreement, dated as of August 14, 2007, by and among Iridex Corporation, American Medical Systems, Inc. and Laserscope.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 20, 2007 (File No. 000-30733).

21.1	Subsidiaries of American Medical Systems Holdings, Inc.	Filed with this Annual Report on Form 10-K.

23.1	Consent of Ernst & Young LLP.	Filed with this Annual Report on Form 10-K.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.