Form 10-Q
period 2008-03-29
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2008-05-08
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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
      Large accelerated filer ☑          Accelerated filer ☐                    Non-accelerated filer ☐                    Smaller reporting company ☐
                                   (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of May 5, 2008 there were 72,753,169 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Net sales	$120,362	$108,385
Cost of sales	28,990	26,355

Gross profit	91,372	82,030

Operating expenses
Marketing and selling	45,081	39,430
Research and development	11,300	11,150
General and administrative	10,155	10,989
Integration costs	—	1,011
Amortization of intangibles	4,347	4,704

Total operating expenses	70,883	67,284

Operating income	20,489	14,746

Other (expense) income
Royalty income	355	679
Interest income	195	336
Interest expense	(8,057)	(9,633)
Amortization of financing costs	(710)	(782)
Other income	1,345	1,623

Total other (expense) income	(6,872)	(7,777)

Income from continuing operations before income taxes	13,617	6,969

Provision for income taxes	5,406	2,586

Net income from continuing operations	8,211	4,383

Loss from discontinued operations, net of tax benefit of $0.4 million	—	(691)

Net income	$8,211	$3,692

Net income (loss) per share
Basic net earnings from continuing operations	$0.11	$0.06
Discontinued operations, net of tax	—	(0.01)

Basic net earnings	$0.11	$0.05

Diluted net earnings from continuing operations	$0.11	$0.06
Discontinued operations, net of tax	—	(0.01)

Diluted net earnings	$0.11	$0.05

Weighted average common shares used in calculation
Basic	72,477	71,775
Diluted	73,588	74,337
The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 29, 2008	December 29, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$37,159	$34,044
Short term investments	1,010	1,137
Accounts receivable, net	107,480	106,457
Inventories, net	55,194	60,707
Deferred income taxes	12,345	13,105
Other current assets	5,985	9,935

Total current assets	219,173	225,385

Property, plant and equipment, net	51,877	53,126
Goodwill	691,610	690,478
Developed and core technology, net	90,698	94,452
Other intangibles, net	48,784	49,337
Other long-term assets, net	2,768	3,655

Total assets	$1,104,910	$1,116,433

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,338	$13,364
Accrued compensation expenses	18,539	19,258
Accrued warranty expense	3,554	3,001
Other accrued expenses	24,594	46,464

Total current liabilities	58,025	82,087

Long-term debt	661,081	666,234
Deferred income taxes	24,918	23,333
Long-term income taxes payable	13,566	13,414
Long-term employee benefit obligations	3,175	3,175

Total liabilities	760,765	788,243

Stockholders’ equity
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding: 72,679,071 shares at March 29, 2008 and 72,258,512 shares at December 29, 2007	727	723
Additional paid-in capital	290,291	284,751
Accumulated other comprehensive income	9,110	6,910
Retained earnings	44,017	35,806

Total stockholders’ equity	344,145	328,190

Total liabilities and stockholders’ equity	$1,104,910	$1,116,433

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities
Net income	$8,211	$3,692
Loss from discontinued operations	—	(691)

Income from continuing operations	8,211	4,383

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities
Depreciation	2,428	1,884
(Gain) loss on asset disposals	38	(5)
Amortization of intangibles	4,347	4,704
Amortization of deferred financing costs	710	782
Non-cash impairment of available-for-sale securities	843	—
Excess tax benefit from excercise of stock options	(855)	(133)
Tax benefit on exercised stock option arrangements	867	490
Change in net deferred income taxes	2,971	361
Stock based compensation	2,125	3,036

Changes in operating assets and liabilities:
Accounts receivable	(493)	(2,782)
Inventories	5,743	(7,551)
Accounts payable and accrued expenses	(23,125)	(15,799)
Other assets	3,598	19,060

Net cash provided by operating activities	7,408	8,430

Cash flows from investing activities
Purchase of property, plant and equipment	(1,122)	(6,459)
Purchase of business, net of cash acquired	—	(781)
Disposal of business	1,610	21,675
Purchase of other intangibles	(1,052)	(85)
Purchase of short-term investments	(28)	(18)
Sale of short-term investments	34	10

Net cash (used in) provided by investing activities	(558)	14,342

Cash flows from financing activities
Issuance of common stock	2,425	7,740
Excess tax benefit from exercise of stock options	855	133
Payments on long-term debt	(5,793)	(21,377)
Proceeds from short-term borrowings	12,000	—
Repayments of short-term borrowings	(12,000)	—

Net cash used in financing activities	(2,513)	(13,504)

Cash provided by continuing operations	4,337	9,268

Cash used in discontinued operations
Operating activities	—	(691)

Cash used in discontinued operations	—	(691)

Effect of currency exchange rates on cash	(1,222)	71

Net increase in cash and cash equivalents	3,115	8,648

Cash and cash equivalents at beginning of period	34,044	29,051

Cash and cash equivalents at end of period	$37,159	$37,699

Supplemental disclosure
Cash paid for interest	$13,684	$13,533
Cash paid (refunded) for taxes	$839	$(11,998)
Stock issued to settle contingent liabilities under InnovaQuartz purchase agreement	$—	$7,371
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. Basis of Presentation
We have prepared the consolidated financial statements included in this Form 10-Q without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal 2007. All amounts presented in tables are in thousands, except per share data.
These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.
We have a 52 or 53 week fiscal year ending on the Saturday nearest December 31. Accordingly, the first fiscal quarters of 2008 and 2007 are represented by the three month periods ended on March 29, 2008 and March 31, 2007, respectively.
In the first quarter of fiscal year 2007, consistent with the plans announced with the Laserscope acquisition, we sold the Laserscope aesthetics business. The results of operations for this business for the period prior to the sale, which occurred January 16, 2007, are presented in the discontinued operations section of the statements of operations for the three months ended March 31, 2007. Unless otherwise noted, disclosures of revenues and expenses in the Notes to Consolidated Financial Statements refer to continuing operations only.
NOTE 2. Discontinued Operations and Sale of Aesthetics Business
On July 20, 2006, we completed a cash tender offer for over 90 percent of the outstanding shares of common stock of Laserscope, a California corporation (Laserscope). On July 25, 2006, we acquired the remaining outstanding shares of Laserscope through a merger of Laserscope with our acquisition subsidiary, resulting in Laserscope becoming our wholly owned subsidiary. The total acquisition price for Laserscope shares and options was $718.0 million, in addition to transaction costs of approximately $22.6 million and restructuring costs of approximately $15.4 million.
In conjunction with our acquisition of Laserscope, we committed to a plan to divest Laserscope’s aesthetics business. The aesthetics business provides medical laser-based solutions for cosmetic treatments, and we determined that the aesthetics business did not fit into our strategy to focus on developing, manufacturing, selling and marketing medical devices that restore pelvic health.
On January 16, 2007, we sold Laserscope’s aesthetics business to Iridex Corporation (Iridex) for a sale price consisting of $26.0 million of cash consideration and 213,435 shares of Iridex unregistered common stock (subject to certain post-closing adjustments), and up to an additional $9.0 million as determined by the book value of certain inventory following termination of a manufacturing transition period of approximately six to nine months. The terms of the sale included an obligation on our part to indemnify the buyer against certain potential liabilities, including for breaches of representations and warranties we made in the asset purchase agreement, for a period of twelve months. In August 2007, we agreed with Iridex on the amount and payment plan for the final post-closing purchase price adjustment and an amount for the fair value of inventory to be purchased at the termination of the manufacturing transition period. The agreement included an increase to the purchase price of $1.1 million and an additional $4.1 million for the purchase of inventory. Pursuant to the payment plan, Iridex will pay these amounts in scheduled payments through the third quarter of 2008, and accordingly, the outstanding balance is included in other current assets, net of applicable reserves.
Included in short-term investments is $0.4 million for the value of unregistered Iridex common stock received as partial consideration for the sale of the Laserscope aesthetics business. The common shares are subject to restrictions on sale and were previously accounted for using the cost method. The initial value of the shares of $1.2 million reflected a discount for illiquidity due to the restrictions on sale combined with Iridex’ declining financial performance. Beginning in December 2007, the stock is within the scope of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and is accounted for as an “available-for-sale” security with changes in value recorded through other comprehensive income, unless any decline in value below the current book value is considered other-than-temporary, in which case resulting adjustments will be recorded in earnings. At March 29, 2008, the market price for Iridex’ stock was approximately 70 percent below our book value, and our investment in Iridex’ stock had been in an unrealized loss position for approximately nine months. Due to the severity and duration of the decline in value, we determined that our investment was other-than-temporarily impaired and we recorded an impairment charge of $0.8 million as of March 29, 2008.
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of the aesthetics business for the period prior to the sale, which occurred January 16, 2007, are presented in the discontinued operations section of the statements of operations for the three months ended March 31, 2007. The following table represents the results of discontinued operations for the period from December 31, 2006 to January 16, 2007:

Period from
December 31, 2006
(in thousands)	to January 16, 2007

Net sales	$515

Loss from discontinued operations before income taxes	(1,075)
Income tax benefit	384

Loss from discontinued operations, net of taxes	$(691)

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, interest on our debt that was required to be repaid as a result of the disposal transaction has been allocated to discontinued operations. During the three months ended March 31, 2007, we were required to repay $15.5 million under our Credit Facility due to the disposal transaction. Our results of discontinued operations include interest expense and amortization of financing costs of $0.5 million for the three months ended March 31, 2007. This amount includes an adjustment of $0.4 million to reflect extinguishment of a proportionate share of the debt discount and debt issuance costs. Further debt repayments due to the disposal transaction were made subsequent to March 31, 2007, to result in total repayments to date of $17.6 million.
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
NOTE 3. Restructuring Costs
In fiscal year 2006, we recorded restructuring costs of approximately $7.5 million associated primarily with employee terminations and benefits for certain employees of Laserscope. These costs were recognized as liabilities assumed in the purchase business combination and are reflected as an increase to goodwill. These costs represent management’s approved reduction of the Laserscope workforce by 35 employees, mainly in administrative departments and transferred job functions, as well as costs associated with change-in-control provisions of certain Laserscope employment contracts. Our management approved these restructuring plans in the third quarter of 2006. Adjustments were made to these plans during 2007, primarily due to the completion of termination and benefit negotiations with certain employees, resulting in a decrease to this liability of $1.1 million. This adjustment was recorded as a decrease to goodwill. As of March 29, 2008, we have made cash payments related to severance and benefits of $6.4 million.
In addition, we established a plan to exit certain contracts and activities of Laserscope at the time of the acquisition, principally the termination of several existing distributor agreements. As a result of this plan, we recorded a liability of $2.0 million in fiscal year 2006 related to our estimate of contract termination costs, which was recognized as a liability assumed in the purchase business combination and reflected as an increase to goodwill. During 2007, we recorded adjustments to increase the liability by $7.0 million to reflect the final negotiated amounts in most cases, and current estimates in some cases, of the related costs to be incurred to terminate the existing distributor agreements. These adjustments were recorded as an increase to the purchase price in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, because they relate to finalization of the exit plan and adjustments to the original estimates that were determined within one year of the acquisition date. As of March 29, 2008, we have made payments and settlements of $6.3 million related to these exit activities. We expect our efforts to resolve these items will continue throughout 2008.
The following table summarizes activity associated with the Laserscope restructuring program that occurred during the first quarter of 2008:

	Restructuring		Restructuring
	Liability as of	Cash Payments /	Liability as of
(in thousands)	December 29, 2007	Settlements	March 29, 2008

Severance and benefits	$216	$(155)	$61
Contract terminations and other	3,904	(1,222)	2,682

Total restructuring	$4,120	$(1,377)	$2,743

Integration Costs
In the three months ended March 31, 2007, we recorded $1.0 million of integration costs associated with the Laserscope acquisition, primarily related to legal, consulting and retention bonuses. These integration costs are included in operating expenses.
NOTE 4. Stock-Based Compensation
At March 29, 2008, we have one active stock-based employee compensation plan under which new awards may be granted. Awards may include incentive stock options, non-qualified option grants or restricted stock. Amounts recognized in our financial statements related to stock-based compensation were as follows:

	Three Months Ended
(in thousands)	March 29, 2008	March 31, 2007

Cost of sales	$357	$664
Marketing and selling	844	1,148
Research and development	558	787
General and administrative	366	437

Total stock-based compensation expense	$2,125	$3,036

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
Activity under our 2000 and 2005 plans for the three months ended March 29, 2008 was as follows:

		Weighted average	Aggregate
	Options	exercise price	Intrinsic
	outstanding	per share	Value
			(in thousands)
Balance at December 29, 2007	7,587,892	$14.82
Granted	574,825	14.40
Exercised	(321,293)	5.36
Cancelled or expired	(335,454)	19.54

Balance at March 29, 2008	7,505,970	$14.98	$14,934

Options exercisable at March 29, 2008	4,703,527	$13.34	$14,703

The total intrinsic value of options exercised during the three months ended March 29, 2008 was $2.9 million. As of March 29, 2008, we had $19.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 2.6 years.

NOTE 5. Earnings per Share
The following table presents information necessary to calculate basic and diluted net income from continuing operations per common share and common share equivalents.

	Three Months Ended
(in thousands, except per share data)	March 29, 2008	March 31, 2007

Net income from continuing operations	$8,211	$4,383

Weighted-average shares outstanding for basic net income per share	72,477	71,775
Dilutive effect of stock options and restricted shares	1,111	1,688
Dilutive effect of Convertible Notes	—	874

Adjusted weighted-average shares outstanding for diluted net income per share	73,588	74,337

Net income per share
Basic net earnings from continuing operations	$0.11	$0.06
Diluted net earnings from continuing operations	$0.11	$0.06
During the first fiscal quarters of 2008 and 2007, there were 5,104,421 and 3,362,809 weighted shares outstanding, respectively, that were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive. In addition, our Convertible Notes were excluded from the diluted net income per share calculation in the three months ended March 29, 2008 because the conversion price was greater than the average market price of our stock during the period.
NOTE 6. Inventories
Inventories consist of the following as of March 29, 2008 and December 29, 2007:

(in thousands)	March 29, 2008	December 29, 2007

Raw materials	$16,970	$21,335
Work in process	7,014	7,587
Finished goods	34,991	34,673
Obsolescence reserve	(3,781)	(2,888)

Net inventories	$55,194	$60,707

NOTE 7. Warranties
Many of our products are sold with warranty coverage for periods ranging from one year up to the patient’s lifetime. The warranty allowance is our estimate of the expected future cost of honoring current warranty obligations. Factors influencing this estimate include historical claim rates, changes in product performance or deviations in product performance against our reliability commitments, the frequency of use of a prosthetic implant by the patient, patients’ performance expectations and changes in the terms of our policies.
Changes in the warranty balance during the first three months of fiscal 2008 and 2007 are listed below:

	Three Months Ended
(in thousands)	March 29, 2008	March 31, 2007

Balance, beginning of period	$3,001	$2,715
Provisions for warranty	2,137	873
Claims processed	(1,584)	(689)

Balance, end of period	$3,554	$2,899

NOTE 8. Comprehensive Income
Comprehensive income is net income adjusted for the impact of foreign currency translation, unrealized gains and losses on available-for-sale securities, and unrecognized gains and losses on our interest rate swap. Comprehensive income for the three months ended March 29, 2008 and March 31, 2007 was:

	Three Months Ended
(in thousands)	March 29, 2008	March 31, 2007

Net income	$8,211	$3,692

Foreign currency translation gain, net of taxes	1,984	628
Recognition of previously unrealized losses on available-for-sale securities, net of taxes	433	—
Unrecognized loss on interest rate swap, net of taxes	(217)	—

Comprehensive income	$10,411	$4,320

NOTE 9. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three month period ending March 29, 2008 were:

Three Months Ended
(in thousands)	March 29, 2008

Goodwill, beginning of the period	$690,478
Effect of currency translation	1,132

Goodwill, end of the period	$691,610

The following table provides additional information concerning intangible assets:

	March 29, 2008			December 29, 2007
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	value	amount	amortization	value

Developed and core technology	$137,553	$(46,855)	$90,698	$137,553	$(43,101)	$94,452

Other intangibles
Amortized
Patents	11,325	(9,045)	2,280	11,325	(8,964)	2,361
Licenses	9,198	(6,813)	2,385	9,158	(6,507)	2,651
Royalty agreement	2,970	(862)	2,108	2,970	(767)	2,203
Trademarks	2,208	(997)	1,211	2,208	(886)	1,322

Total amortized other intangible assets	25,701	(17,717)	7,984	25,661	(17,124)	8,537

Unamortized
Trademarks	40,800	—	40,800	40,800	—	40,800

Total other intangibles	66,501	(17,717)	48,784	66,461	(17,124)	49,337

Total intangible assets	$204,054	$(64,572)	$139,482	$204,014	$(60,225)	$143,789

	Three Months Ended
(in thousands)	March 29, 2008	March 31, 2007

Amortization expense	$4,347	$4,704
The estimated amortization expense for currently-owned intangibles, as presented above, for the years 2008 through 2012 is $17.2 million, $17.1 million, $16.3 million, $15.6 million and $10.5 million, respectively.
NOTE 10. Litigation Settlements
During the first quarter of 2008, we made cash payments of $15.0 million for litigation settlements, primarily due to the arbitration award to the former shareholders of CryoGen, Inc. On March 15, 2006, we received a demand for arbitration by Robert A. Knarr, as shareholder representative, on behalf of the former shareholders of CryoGen, Inc. On December 30, 2002, we acquired CryoGen, Inc. pursuant to the Agreement and Plan of Merger, dated as of December 13, 2002, as amended, among our wholly-owned subsidiary, American Medical Systems, Inc., CryoGen, Inc. and Robert A. Knarr, as shareholders’ representative. The arbitration demand alleged that we breached the merger agreement by, among other things, failing to use commercially reasonable efforts to promote, market and sell the Her Option System and by acting in bad faith and thereby negatively impacting the former CryoGen shareholders’ right to an earnout payment under the merger agreement. The arbitration demand requested damages of the $110 million maximum earnout payment under the merger agreement. On December 18, 2007, the arbitration panel issued its decision in the arbitration proceeding, and awarded the CryoGen shareholders an earnout payment. We recorded a charge to earnings for the arbitration award in December 2007, and we paid the arbitration award in January 2008.
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
The Credit Facility provides for a $430.0 million six-year senior secured credit facility which consists of (i) a term loan facility in an aggregate principal amount of $365.0 million and (ii) a revolving credit facility in an aggregate principal amount of up to $65.0 million. The revolving credit facility has a $5.0 million sublimit for the issuance of standby and commercial letters of credit and a $5.0 million sublimit for swing line loans. Funds under the Credit Facility were used to fund a portion of the purchase price for the acquisition of Laserscope, and pay fees and expenses related to the Credit Facility and the acquisition of Laserscope. The revolving credit facility is available to fund ongoing working capital needs of AMS, including future capital expenditures and permitted acquisitions. During January 2008, we borrowed $12.0 million under the revolving credit facility to fund the payment of certain litigation settlements (refer to Note 10, Litigation Settlements). We repaid the outstanding balance with operating cash in February 2008. As of March 29, 2008 and March 31, 2007, there were $308.2 million and $342.7 million of term loans outstanding under the Credit Facility.
In addition to initial Credit Facility fees and reimbursement of Administrative Agent expenses, we are obligated to pay (i) a fee based on the total revolving commitments, and (ii) a fee based on the maximum amount available to be drawn under the letters of credit issued under the Credit Facility, each of which is payable quarterly in arrears to the Administrative Agent for the ratable benefit of each Lender. At our option, any loan under the Credit Facility (other than swing line loans) bears interest at a variable rate based on LIBOR or an alternative variable rate based on the greater of the prime rate as quoted in The Wall Street Journal as the prime rate (Prime Rate) or the federal funds effective rate plus 0.5 of 1.0 percent (Federal Funds Rate) plus an applicable margin. The applicable margin for term loans based on LIBOR is 2.25 percent per annum, while the applicable margin for term loans based on the Prime Rate or the Federal Funds Rate is 1.25 percent per annum. As of March 29, 2008, all debt under the Credit Facility had a variable interest rate based on the LIBOR index.
The applicable margin for loans under the revolving credit facility is determined by reference to our total leverage ratio, as defined in the Credit Facility. Interest is payable (a) quarterly in arrears for loans based on the Prime Rate or the Federal Funds Rate and (b) on the earlier of the last day of the respective interest period, or quarterly for loans based on LIBOR.
The term loan will amortize 1.0 percent of the current principal balance in each of the first five years from the closing date and the remaining 95 percent will amortize in the final year of the term loan. All amortization payments are due and payable on a quarterly basis. In addition, mandatory prepayments are due under the Credit Facility equal to (i) 75 percent of Excess Cash Flow (defined generally as net income, plus depreciation and amortization and other non-cash charges including IPR&D, plus decreases or minus increases in working capital, minus capital expenditures (to the extent not financed) and amortization payments with respect to the term loan, and any other indebtedness permitted under the loan documents) with a step-down of 50 percent of Excess Cash Flow when the Total Leverage Ratio is less than 4.00 to 1.00, (ii) 100 percent of the net proceeds of any asset sale (subject to a limited reinvestment option and a $2.5 million exception), (iii) 100 percent of the net proceeds of any debt (including convertible securities) or preferred stock issuance, and (iv) 50 percent of the net proceeds of any other equity issuance. Amounts due under the Credit Facility may also be voluntarily prepaid without premium or penalty. Amortization and other prepayments of $5.8 million and $21.4 million were made during the three months ended

March 29, 2008 and March 31, 2007, respectively, including $15.5 million during 2007 for prepayments related to the disposal of the aesthetics business.
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
Fees of $10.5 million are classified as debt discount and are being accreted to amortization of financing costs using the effective interest method over a six year period. Additional debt issuance costs of approximately $2.4 million are recorded as other long term assets and are being amortized over six years using the straight-line method. Upon payment of the prepayments described above, a pro rata portion of the related fees and debt issuance costs, or $0.1 million and $0.6 million, was immediately charged to amortization of financing costs in the three months ending March 29, 2008 and March 31, 2007, respectively. Of these charges, $0.4 million related to the sale of the aesthetics business and were charged to discontinued operations during the first quarter of 2007.
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
The following supplemental condensed consolidating financial information presents the statements of operations for each of the three month periods ended March 29, 2008 and March 31, 2007, the balance sheets as of March 29, 2008 and December 29, 2007, and the statements of cash flows for each of the three month periods ended March 29, 2008 and March 31, 2007, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group. In the condensed consolidating financial statements, we and the Guarantor Subsidiaries account for investment in wholly-owned subsidiaries using the equity method.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended March 29, 2008
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$109,792	$27,738	$(17,168)	$120,362

Cost of sales	—	28,696	17,000	(16,706)	28,990

Gross profit	—	81,096	10,738	(462)	91,372

Operating expenses
Marketing and selling	—	33,947	11,134	—	45,081
Research and development	—	11,300	—	—	11,300
General and administrative	—	10,154	1	—	10,155
Amortization of intangibles	—	3,477	870	—	4,347

Total operating expenses	—	58,878	12,005	—	70,883

Operating income	—	22,218	(1,267)	(462)	20,489

Other (expense) income
Royalty income	—	355	—	—	355
Interest income	—	809	12	(626)	195
Interest expense	(3,037)	(5,015)	(631)	626	(8,057)
Amortization of financing costs	(104)	(606)	—	—	(710)
Other income (expense)	—	1,297	14	34	1,345

Total other (expense) income	(3,141)	(3,160)	(605)	34	(6,872)

(Loss) income before income taxes	(3,141)	19,058	(1,872)	(428)	13,617

Provision for income taxes	(1,147)	7,393	(684)	(156)	5,406
Equity in earnings of subsidiary	10,477	(1,188)	—	(9,289)	—

Net income (loss)	$8,483	$10,477	$(1,188)	$(9,561)	$8,211

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended March 31, 2007
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$99,276	$22,612	$(13,503)	$108,385

Cost of sales	—	25,202	14,030	(12,877)	26,355

Gross profit	—	74,074	8,582	(626)	82,030

Operating expenses
Marketing and selling	—	31,447	7,983	—	39,430
Research and development	—	11,150	—	—	11,150
General and administrative	—	10,950	39	—	10,989
Integration costs	—	1,011	—	—	1,011
Amortization of intangibles	—	3,834	870	—	4,704

Total operating expenses	—	58,392	8,892	—	67,284

Operating income (loss)	—	15,682	(310)	(626)	14,746

Other (expense) income
Royalty income	—	679	—	—	679
Interest income	—	326	10	—	336
Interest expense	(3,022)	(6,464)	(147)	—	(9,633)
Amortization of financing costs	(103)	(679)	—	—	(782)
Other income (expense)	—	1,714	(83)	(8)	1,623

Total other (expense) income	(3,125)	(4,424)	(220)	(8)	(7,777)
(Loss) income from continuing operations before income taxes	(3,125)	11,258	(530)	(634)	6,969

Provision for income taxes	(1,159)	4,177	(197)	(235)	2,586

Net (loss) income from continuing operations	(1,966)	7,081	(333)	(399)	4,383

Loss from discontinued operations, net of tax	—	(691)	—	—	(691)
Equity in earnings (loss) of subsidiary	6,057	(333)	—	(5,724)	—

Net income (loss)	$4,091	$6,057	$(333)	$(6,123)	$3,692

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of March 29, 2008
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$32	$29,149	$7,978	$—	$37,159
Short term investments	—	638	372	—	1,010
Accounts receivable, net	637,618	70,496	36,860	(637,494)	107,480
Inventories, net	—	53,027	7,884	(5,717)	55,194
Deferred income taxes	—	11,671	674	—	12,345
Other current assets	—	4,637	1,348	—	5,985

Total current assets	637,650	169,618	55,116	(643,211)	219,173

Property, plant and equipment, net	—	50,370	1,507	—	51,877
Goodwill	—	627,813	87,818	(24,021)	691,610
Developed and core technology, net	—	71,194	19,504	—	90,698
Other intangibles, net	—	46,676	2,108	—	48,784
Investment in subsidiaries	91,712	19,175	—	(110,887)	—
Other long-term assets, net	1,335	1,320	113	—	2,768

Total assets	$730,697	$986,166	$166,166	$(778,119)	$1,104,910

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,386	$524,173	$112,200	$(645,421)	$11,338
Accrued compensation expenses	—	16,006	2,533	—	18,539
Accrued warranty expense	—	3,583	(29)	—	3,554
Other accrued expenses	2,969	18,702	2,923	—	24,594

Total current liabilities	23,355	562,464	117,627	(645,421)	58,025

Non-current liabilities
Long-term debt	363,197	297,884	—	—	661,081
Intercompany loans payable	—	—	21,811	(21,811)	—
Deferred income taxes	—	17,365	7,553	—	24,918
Long-term income taxes payable	—	13,566	—	—	13,566
Long-term employee benefit obligations	—	3,175	—	—	3,175

Total non-current liabilities	363,197	331,990	29,364	(21,811)	702,740

Total liabilities	386,552	894,454	146,991	(667,232)	760,765

Stockholders’ equity
Common stock	727	—	9	(9)	727
Additional paid-in capital	290,291	3,424	67,349	(70,773)	290,291
Accumulated other comprehensive income	9,110	1,159	8,847	(10,006)	9,110
Retained earnings (deficit)	44,017	87,129	(57,030)	(30,099)	44,017

Total stockholders’ equity	344,145	91,712	19,175	(110,887)	344,145

Total liabilities and stockholders’ equity	$730,697	$986,166	$166,166	$(778,119)	$1,104,910

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

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Three Months Ended March 29, 2008
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities	$(3,280)	$5,933	$4,755	$—	$7,408

Cash flows from investing activities
Purchase of property, plant and equipment	—	(1,080)	(42)	—	(1,122)
Disposal of business	—	1,610	—	—	1,610
Purchase of other intangibles	—	(1,052)	—	—	(1,052)
Purchase of short-term investments	—	(28)	—	—	(28)
Sale of short-term investments	—	34	—	—	34

Net cash used in investing activities	—	(516)	(42)	—	(558)

Cash flows from financing activities
Intercompany notes	—	7,854	(7,854)	—	—
Issuance of common stock	2,425	—	—	—	2,425
Excess tax benefit from exercise of stock options	855	—	—	—	855
Payments on long-term debt	—	(5,793)	—	—	(5,793)
Proceeds from short-term borrowings	—	12,000	—	—	12,000
Repayments of short-term borrowings	—	(12,000)	—	—	(12,000)

Net cash provided by (used in) financing activities	3,280	2,061	(7,854)	—	(2,513)

Effect of exchange rates on cash	—	—	(1,222)	—	(1,222)

Net increase (decrease) in cash and cash equivalents	—	7,478	(4,363)	—	3,115

Cash and cash equivalents at beginning of period	32	21,671	12,341	—	34,044

Cash and cash equivalents at end of period	$32	$29,149	$7,978	$—	$37,159

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Three Months Ended March 31, 2007
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities	$(7,661)	$12,629	$3,462	$—	$8,430

Cash flows from investing activities
Purchase of property, plant and equipment	—	(6,015)	(444)	—	(6,459)
Purchase of business, net of cash acquired	—	—	(781)	—	(781)
Disposal of business	—	21,675	—	—	21,675
Purchase of other intangibles	—	(85)	—	—	(85)
Purchase of short-term investments	—	(18)	—	—	(18)
Sale of short-term investments	—	—	10	—	10

Net cash provided by (used in) investing activities	—	15,557	(1,215)	—	14,342

Cash flows from financing activities
Issuance of common stock	7,740	—	—	—	7,740
Excess tax benefit from exercise of stock options	133	—	—	—	133
Payments on long-term debt	—	(21,377)	—	—	(21,377)

Net cash provided by (used in) financing activities	7,873	(21,377)	—	—	(13,504)

Cash used in discontinued operations
Operating activities	—	(691)	—	—	(691)

Net cash used in discontinued operations	—	(691)	—	—	(691)

Effect of exchange rates on cash	—	—	71	—	71

Net increase in cash and cash equivalents	212	6,118	2,318	—	8,648

Cash and cash equivalents at beginning of period	1,138	22,905	5,008	—	29,051

Cash and cash equivalents at end of period	$1,350	$29,023	$7,326	$—	$37,699

NOTE 12. Fair Value Measurements and Derivative Financial Instruments
SFAS No. 157, Fair Value Measurements, defines and establishes a framework for measuring fair value and expands disclosure about fair value measurements. Furthermore, SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS No. 157, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
Financial assets and liabilities recorded on the Consolidated Balance Sheet are categorized on the inputs to the valuation techniques as follows:
     Level 1 - Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date.
     Level 2 - Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:
•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in non-active markets;

•	Inputs other than quoted prices that are observable for substantially the full term of the asset or liability; and

•	Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.
     Level 3 - Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
Description	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Available-for-sale securities	$356	$—	$—

Liabilities:
Derivatives	$—	$348	$—

Available-for-sale securities: As of March 29, 2008, our available-for-sale securities included unregistered common stock of Iridex. These are valued using quoted market prices multiplied by the number of shares owned (see Note 2, Discontinued Operations and Sale of Aesthetics Business).
Derivatives: During the three month period ended March 29, 2008, we entered into a fixed interest rate swap contract to hedge the floating rate interest payments for a portion of our borrowings under the Senior Secured Credit Facility. The notional amount of the agreement is $275.0 million; the fair value of the outstanding swap contract as of March 29, 2008, is a liability of $0.3 million. The Company measures its derivatives at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the SFAS No. 157 fair value hierarchy.
We use derivatives to mitigate the Company’s exposure to volatility in interest rates. The Company hedges only exposures in the ordinary course of business. The Company accounts for its derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, which requires all derivatives to be carried on the balance sheet at fair value and meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a Consolidated Statement of Operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by the Company are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in cost for the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statement of Operations at such time, with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined from dealer quotations. The interest rate swap derivative outstanding at March 29, 2008 has an initial term of one year and the associated underlying transactions are expected to occur within that time frame.
The effective portion of the change in fair value of derivatives is reported in accumulated other comprehensive income, a component of stockholder’s equity, and is being recognized as an adjustment to interest expense over the same period the related interest costs on the debt are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged debt are not completely offset by changes in the market value of the interest rate swaps, and such changes are recognized currently in earnings. No ineffectiveness was recognized in the first quarter of 2008. Amounts due from counterparties (unrealized hedge gains) or owed to counterparties (unrealized hedge losses) are included in other assets and accrued liabilities, respectively.
NOTE 13. Industry Segment Information and Foreign Operations
Since our inception, we have operated in the single industry segment of developing, manufacturing, selling and marketing medical devices. In the first quarter of fiscal year 2007, consistent with the plans announced with the Laserscope acquisition, we sold the Laserscope aesthetics business (see Note 2, Discontinued Operations and Sale of Aesthetics Business). We have presented the operations of this business as discontinued operations from December 31, 2006 through the date of disposal of January 16, 2007. As such, the following data excludes the results of the aesthetics business for all periods presented.
We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia and South America, who then sell the products to medical institutions. No customer or distributor accounted for five percent or more of net sales during the three month periods ended March 29, 2008 or March 31, 2007. Foreign subsidiary sales are predominantly to customers in Western Europe, Canada, Australia and Brazil and our foreign subsidiary assets are located in the same countries.
The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

	Three Months Ended
(in thousands)	March 29, 2008	March 31, 2007
United States
Net sales	$84,393	$78,940
Long-lived assets	867,190	875,159
International
Net sales	35,969	29,445
Long-lived assets	19,304	16,310
NOTE 14. Recently Adopted Accounting Pronouncements and New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other pronouncements require or permit assets or liabilities to be measured by fair value and while not requiring new fair value measurements, may change current practices. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, The Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. The effective date for financial assets and liabilities was unchanged and takes effect for fiscal years beginning after November 15, 2007. In accordance with this interpretation, we have only adopted the provisions of SFAS No. 157 for financial assets and liabilities that are measured at fair value for our fiscal year beginning December 30, 2007. The provisions of SFAS No. 157 have not been applied to nonfinancial assets and nonfinancial liabilities. The major categories of nonfinancial assets and nonfinancial liabilities that are measured at fair value, for which we have not applied the provisions of SFAS No. 157 are as follows: goodwill, intangible assets and other long-lived assets measured at fair value for an impairment assessment, assets and liabilities acquired as part of a purchase business combination and long term convertible notes. See Note 12, Fair Value Measurements and Derivative Financial Instruments, for additional information, including the effects of adoption on our Consolidated Balance Sheet.

In June 2007, the FASB ratified EITF Issue No. 07-3 (EITF 07-3), Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be performed. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. We adopted EITF 07-3 in the first quarter of 2008, and the adoption did not have a material impact on our consolidated results of operations or financial position.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008. We expect to adopt SFAS No. 161 in the first quarter of 2009, and the adoption is not expected to have a material impact on our consolidated financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements not of historical fact may be considered forward-looking statements. Written words such as “may,” “expect,” “believe,” “anticipate,” or “estimate,” or other variations of these or similar words, identify such forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements as a result of many factors, including, but not limited to, those included on our Form 10-K, Part I, Item 1A for the year ended December 29, 2007. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future filings with the SEC.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues, and expenses and (2) the related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates, including but not limited to, those related to accounts receivable and sales return obligations, inventories, long-lived assets, warranty, legal contingencies, valuation of share-based payments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The critical accounting policies that are most important in fully understanding and evaluating the financial condition and results of operations are discussed in our Form 10-K for the year ended December 29, 2007.
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

Results of Operations
The following table compares net sales by product line and geography for the three month periods ended March 29, 2008 and March 31, 2007.

	Three Months Ended
(in thousands)	March 29, 2008	March 31, 2007	$ Increase	% Increase
Sales
Men’s health	$83,608	$73,671	$9,937	13.5%
Women’s health	36,754	34,714	2,040	5.9%

Total	$120,362	$108,385	$11,977	11.1%

Geography
United States	$84,393	$78,940	$5,453	6.9%
International	35,969	29,445	6,524	22.2%

Total	$120,362	$108,385	$11,977	11.1%

	Three Months Ended
	March 29, 2008	March 31, 2007

Percent of total sales
Men’s health	69.5%	68.0%
Women’s health	30.5%	32.0%

Total	100.0%	100.0%

Geography
United States	70.1%	72.8%
International	29.9%	27.2%

Total	100.0%	100.0%

The following table compares revenue, expense, and other income (expense) for the three months ended March 29, 2008 and March 31, 2007:

	Three Months Ended		$ Increase	% Increase
(in thousands)	March 29, 2008	March 31, 2007	(Decrease)	(Decrease)

Net sales	$120,362	$108,385	$11,977	11.1%
Cost of sales	28,990	26,355	2,635	10.0%

Gross profit	91,372	82,030	9,342	11.4%

Operating expenses
Marketing and selling	45,081	39,430	5,651	14.3%
Research and development	11,300	11,150	150	1.3%
General and administrative	10,155	10,989	(834)	-7.6%
Integration costs	—	1,011	(1,011)	n/a
Amortization of intangibles	4,347	4,704	(357)	-7.6%

Total operating expenses	70,883	67,284	3,599	5.3%

Operating income	20,489	14,746	5,743	38.9%

Royalty income	355	679	(324)	-47.7%
Interest income	195	336	(141)	-42.0%
Interest expense	(8,057)	(9,633)	(1,576)	-16.4%
Amortization of financing costs	(710)	(782)	(72)	-9.2%
Other income	1,345	1,623	(278)	-17.1%

Income from continuing operations before income taxes	13,617	6,969	6,648	95.4%
Provision for income taxes	5,406	2,586	2,820	109.0%

Income from continuing operations	8,211	4,383	3,828	87.3%

Loss from discontinued operations, net of tax	—	(691)	(691)	n/a

Net income	$8,211	$3,692	$4,519	122.4%

	Percent of Sales
	For the Three Months Ended
	March 29, 2008	March 31, 2007

Net sales	100.0%	100.0%
Cost of sales	24.1%	24.3%

Gross profit	75.9%	75.7%

Operating expenses
Marketing and selling	37.5%	36.4%
Research and development	9.4%	10.3%
General and administrative	8.4%	10.1%
Integration costs	n/a	0.9%
Amortization of intangibles	3.6%	4.3%

Total operating expenses	58.9%	62.1%

Operating income	17.0%	13.6%

Royalty income	0.3%	0.6%
Interest income	0.2%	0.3%
Interest expense	-6.7%	-8.9%
Amortization of financing costs	-0.6%	-0.7%
Other income	1.1%	1.5%

Income from continuing operations before income taxes	11.3%	6.4%

Provision for income taxes	4.5%	2.4%

Income from continuing operations	6.8%	4.0%

Loss from discontinued operations, net of tax	n/a	-0.6%

Net income	6.8%	3.4%

Comparison of the Three Months Ended March 29, 2008 to the Three Months Ended March 31, 2007
Net sales. Net sales of $120.4 million in the three months ended March 29, 2008 represented an increase of 11.1 percent compared to $108.4 million in the three months ended March 31, 2007. Growth in our business continues to be driven by the success of recent product launches, particularly the MiniArc™ Single-Incision Sling and the InhibiZone®-coated AMS® 800 Artificial Urinary Sphincter along with continuing launches outside the United States, specifically the AdVance® male sling for treating mild male incontinence and the AMS 700® MS™ for erectile restoration.
Net sales men’s health products. Net sales of men’s health products increased 13.5 percent to $83.6 million in the three months ended March 29, 2008 compared to $73.7 million in the three months ended March 31, 2007. The largest portion of this increase is in the male continence product line, driven by the continued success of the AdVance® male sling, the AMS 800®, and the AMS 800® with InhibiZone®. Erectile restoration products experienced growth, driven by the continued success of the AMS 700® MS™ and the more recent release of the AMS 700® LGX™. Our prostate treatment business also grew year over year. Sales of our laser therapy products increased over the same period of 2007, primarily driven by a unit increase in fiber sales. Partially offsetting this increase was a unit decline in sales of our TherMatrx® catheters, which are used for the treatment of non-obstructive BPH.
Net sales women’s health products. Net sales of our women’s health products increased 5.9 percent to $36.8 million in the three months ended March 29, 2008 compared to $34.7 million in the three months ended March 31, 2007. The female continence product line, driven by the new MiniArc™ sling, contributed strong growth in dollars and units over the same period in 2007. Apogee® and Perigee® products also contributed revenue and unit growth over the same period in 2007, although the growth rates have been slowing, due in part to the market’s growing appetite for long-term clinical data. Our clinical prolapse studies, while in progress, have not yet reached their five year milestones. Also contributing to the slowing growth rate are competitive product offerings along with some delays in obtaining international reimbursement. Our Her Option® products experienced a decline in revenues compared to the first quarter of 2007, and revenue growth has been impacted as the industry continues to experience lower than expected adoption rates for office-based procedures and during the quarter was also impacted by our efforts to restructure our sales force to address these market issues.
Net sales by geography and foreign exchange effects. Net sales in the United States increased 6.9 percent to $84.4 million in the three months ended March 29, 2008 compared to $78.9 million in the three months ended March 31, 2007. International net sales increased 22.2 percent to $36.0 million in the three months ended March 29, 2008 compared to $29.4 million in the three months ended March 31, 2007 and represented 29.9 percent and 27.2 percent of our total net sales during the three months ended March 29, 2008 and March 31, 2007, respectively. The overall sales growth was positively impacted by approximately $2.6 million favorable foreign currency exchange rate changes, mainly the Euro.
Cost of sales. Cost of sales as a percentage of revenue was relatively flat at 24.1 percent during the current period, compared to 24.3 percent in the three month period ending March 31, 2007. Cost of sales as a percent of revenue has generally benefited from stable overhead costs, which account for more than a quarter of our cost of sales. However, cost of sales during the three month period ended March 29, 2008 included slightly higher overhead costs per unit, due to lower production volumes resulting from improved inventory planning and the completion of the aesthetics product supply agreement, during the fourth quarter of 2007. Future cost of sales will continue to depend upon production levels, labor costs, raw material costs, product mix and our ability to reduce these costs over time especially within our laser therapy business.
Marketing and selling. Marketing and selling expenses as a percentage of revenue increased to 37.5 percent in the first quarter of 2008 compared to 36.4 percent in the same period in the prior year. This increase is due primarily to increased spending on marketing programs coupled with the unfavorable effects of the fluctuation in foreign currencies, mainly the Euro, against the U.S. dollar. We will continue to invest in marketing and selling in support of increasing sales levels, but expect marketing and selling expense will decrease as a percentage of sales over time.
Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. Research and development expenses as a percentage of revenue decreased to 9.4 percent in the first quarter of 2008 compared to 10.3 percent in the same period of 2007. Research and development expenses in the first quarter of 2007 included costs of the Ovion clinical study along with design reliability improvements for the GreenLight™ High-Performance System™ (HPS) which were not incurred in the comparable period of 2008. We expect total spending in research and development, over the longer term, to be approximately ten percent of sales.

In-process research and development. There were no in-process research and development (IPR&D) charges in the first quarters of fiscal 2008 or 2007. The following paragraphs describe the status of previously acquired IPR&D projects that remain in progress at March 29, 2008.
During 2006, we recognized IPR&D charges of $94.0 million, of which $25.6 million related to the acquisition of BioControl. We recognized an additional $7.5 million of IPR&D charges for BioControl during 2007. Since the technology purchased had not yet reached technological feasibility and lacked an alternative future use, the full purchase price of $33.1 million was charged to in-process research and development. The development efforts were less than 50 percent complete at the time of the acquisition. We are continuing international clinical trials in 2008 and expect products to be developed from this in-process development to reach marketability outside the United States in 2009. We anticipate we will begin a clinical trial in the United States for urge incontinence in women late in 2009 or early in 2010.
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
We recognized additional IPR&D charges in 2006 of $4.3 million related to our July 2005 acquisition of Ovion for the in-process development of a minimally invasive permanent birth control device for women which had not yet reached technological feasibility and lacked an alternative future use. The development efforts were less than 20 percent complete at the time of the acquisition. As of December 30, 2006 we were beginning the enrollment process for a clinical trial, which we suspended during 2007 because we did not reach our internal goal and have therefore elected to focus our efforts on improving the device before resuming the trial. The timing of marketability of these products is under review, but likely would not be prior to 2012.
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
General and administrative. General and administrative expenses as a percentage of sales for the three month period ended March 29, 2008 decreased from 10.1 percent to 8.4 percent of revenue from the comparable period in 2007. This decrease is due mainly to incremental information technology costs incurred in 2007 as a result of upgrading our ERP system, along with incremental legal and administrative costs incurred in the comparable period in 2007. Our objective remains to leverage general and administrative expense as a percentage of sales.
Integration costs. The $1.0 million of integration costs for the three month period ended March 31, 2007 include costs incurred to integrate the acquired Laserscope operations into overall AMS operations, primarily for legal, consulting and retention bonuses. We do not anticipate further integration costs in future periods.
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The first quarter of 2008 reflects decreased amortization expense over the same period of 2007 primarily due to the full amortization of PV Fiber technology over its one year life since the acquisition of Laserscope in July 2006.
Royalty income. Our royalty income is from licensing our intellectual property. It includes royalty payments for our stent-delivery and microwave therapy technologies. We do not directly influence sales of the products on which these royalties are based and cannot give any assurance as to future income levels.
Interest income. Interest income of $0.2 million and $0.3 million in the period ended March 29, 2008 and March 31, 2007, respectively, was relatively consistent, as we used the majority of our excess cash in both periods to pay down debt.
Interest expense. Interest expense decreased by $1.6 million in the three months ended March 29, 2008 from the comparable period in 2007 due to decreases in LIBOR rates and the impact of prepayments made over the past year. Interest expense includes interest incurred on $373.8 million principal value of Convertible Notes, which carry a fixed interest rate of 3.25 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent. Our weighted average interest rates were 4.9 percent and 7.8 percent at March 29, 2008 and March 31, 2007, respectively. Average borrowings during the first quarter of 2008 on the Credit Facility were $316.1 million, compared to $348.7 million in the first quarter of 2007. In March 2008, we entered into an interest rate swap, which is designated as a cash flow hedging instrument, on the majority of our outstanding floating rate debt for a one-year period.

In August 2007, the Financial Accounting Standards Board (FASB) published a proposed FASB Staff Position (FSP) that would change the balance sheet classification of a component of our Convertible Notes between equity and debt and would result in additional non-cash economic interest cost being reflected in the income statement. The proposed change in accounting treatment would be effective for fiscal years beginning after December 15, 2008, and applied retrospectively to prior periods. The impact of this new accounting treatment could be significant and result in a material increase to non-cash interest expense beginning in fiscal year 2009 for financial statements covering past and future periods. Until the final FSP is ultimately adopted and issued by the FASB, we cannot determine the exact impact or timing of the change in accounting treatment.
Amortization of financing costs. Amortization of financing costs in the three months ended March 29, 2008 and March 31, 2007 are $0.7 million and $0.8 million, respectively, and are comprised of the amortization of the costs associated with the issuance of the Convertible Notes and the Credit Facility, which were obtained in connection with financing our Laserscope acquisition.
Other income. Other income for the three month period ended March 29, 2008 included gains resulting from the fluctuation in foreign currencies, mainly the Euro, against the U.S. dollar and relate to translating foreign denominated inter-company receivables to current rates. This was offset in part by an impairment charge of $0.8 million in the three month period ended March 29, 2008 related to our investment in the stock of Iridex (refer to Notes to Consolidated Financial Statements — No. 2, Discontinued Operations and Sale of Aesthetics Business). Other income for the three month period ended March 31, 2007 consisted primarily of a $1.6 million payment received as part of our settlement agreement with the Celsion Corporation (Celsion) in February 2007.
Provision for income taxes. Our effective income tax rate was 39.7 percent and 37.1 percent for the three months ended March 29, 2008 and March 31, 2007, respectively. The increase in the effective tax rate between periods is primarily due to the expiration of the federal research and development credit as of December 31, 2007 and the impact discrete items have on the effective tax rate, including the varying impact of incentive stock options between quarters.
Liquidity and Capital Resources
Cash, cash equivalents and short term investments were $38.2 million as of March 29, 2008, compared to $35.2 million as of December 29, 2007. This increase is due primarily to cash generated by operating activities.
Cash flows from operating activities. Net cash provided by operating activities was $7.4 million in the three months ended March 29, 2008, versus $8.4 million provided during the comparable period of 2007. Inventory balances decreased during the three month period ended March 29, 2008, resulting from our efforts to better plan production volumes to meet sales demands. This compares to an increase in inventory during the three month period ended March 31, 2007 of $7.6 million resulting from changes in product mix on total inventory valuation. This change in inventory between the periods generated incremental cash of $13.3 million, on a year over year basis. Offsetting these sources of cash was our payment of $15.0 million for settlements of litigation, primarily due to the CryoGen arbitration award (see Notes to Consolidated Financial Statements - No. 10, Litigation Settlements).
Cash flows from investing activities. Cash used in investing activities was $0.6 million during the three months ended March 29, 2008, versus $14.3 million generated during the comparable period of 2007. During the first quarter of 2008, purchases of intangibles and property, plant and equipment of $1.1 million and $1.1 million, respectively, were offset by our receipt of $1.6 million of payments related to our disposal of the Laserscope aesthetics business (see Notes to Consolidated Financial Statements — No. 2, Discontinued Operations and Sale of Aesthetics Business). During the first quarter of 2007, $21.7 million was generated from the sale of the aesthetics business (net of $4.3 million for selling costs, loss on discontinued operations and change in asset balances), partially offset by purchases for property, plant and equipment.
Cash flows from financing activities. Cash used for financing activities was $2.5 million during the first quarter of 2008, versus $13.5 million used in the same period of 2007. Cash used for repayment of long-term debt under our Credit Facility was $5.8 million and $21.4 million for the first quarters of 2008 and 2007, respectively. In addition, during the first quarter of 2008 we borrowed $12.0 million under our revolving credit facility, primarily to fund the payment of certain litigation settlements, which was repaid during the quarter. Cash received from the issuance of common stock was $2.4 million and $7.7 million during the first quarters of 2008 and 2007, respectively, the majority of which came from our employees exercising stock options.
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
The following table illustrates the number of common share equivalents that would potentially be included in weighted average common shares for the calculation of diluted EPS, assuming various market prices of our stock:

	The number of common share equivalents
If the average market	potentially included in the computation of		Percent
price of our stock is:	diluted EPS would be (1):		Dilution (2)
$ 19.00	—	(anti-dilutive)	0.0%
$ 25.00	4.3	million	5.6%
$ 30.00	6.8	million	8.6%
$ 35.00	8.6	million	10.6%

(1)	Common share equivalents are calculated using the treasury stock method, in accordance with EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.”

(2)	The percent dilution is based on 72,679,071 outstanding shares as of March 29, 2008.
For the three months ended March 29, 2008, our Convertible Notes were excluded from the diluted net income per share calculation because the conversion price was greater than the average market price of our stock. For the three months ended March 31, 2007, the dilutive effect of our Convertible Notes was 0.9 million shares, the effect of which was included in our computation of diluted earnings per share.
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
The Credit Facility has a term of six years and consists of (i) a term loan facility in an aggregate principal amount of $365.0 million and (ii) a revolving credit facility in an aggregate principal amount of up to $65.0 million. The revolving credit facility has a $5.0 million sublimit for the issuance of standby and commercial letters of credit and a $5.0 million sublimit for swing line loans. We used borrowings under the Credit Facility to fund a portion of the purchase price for the acquisition of Laserscope, and pay fees and expenses related to the Credit Facility and the acquisition of Laserscope. The revolving credit facility is available to fund our ongoing working capital needs, including future capital expenditures and permitted acquisitions. During January 2008, we borrowed $12.0 million under the revolving credit facility to fund the payment of certain litigation settlements (refer to Notes to Consolidated Financial Statements — No. 10, Litigation Settlements). We repaid the outstanding balance with operating cash in February 2008. As of March 29, 2008 and March 31, 2007, we had $308.2 million and $342.7 million, respectively, of term debt outstanding under our Credit Facility.
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

The financial covenants specified in the Credit Facility, as amended, are summarized as follows:

	For The Fiscal	Amended
Financial	Periods Ending	Required
Covenants	Closest to	Ratio

Total Leverage Ratio	3/31/08	5.25:1.00 (maximum)
	6/30/08	5.00:1.00
	9/30/08	4.75:1.00
	12/31/08	4.50:1.00
	Reductions continuing until 6/30/10	3.00:1.00

Senior Leverage Ratio	3/31/08	2.50:1.00 (maximum)
	6/30/08	2.50:1.00
	9/30/08	2.50:1.00
	12/31/08	2.25:1.00
	Reductions continuing until 3/31/09	2.00:1.00

Interest Coverage Ratio	3/31/08	3.25:1.00 (minimum)
	6/30/08	3.50:1.00
	9/30/08	3.50:1.00
	12/31/08	3.75:1.00
	Increases continuing until 9/30/09	4.00:1.00

Fixed Charge Coverage Ratio	3/31/08	1.25:1.00 (minimum)
	6/30/08	1.25:1.00
	9/30/08	1.40:1.00
	12/31/08	1.40:1.00
	Increases continuing until 3/31/09	1.50:1.00

Maximum Capital Expenditures	12/31/08	$15.0 million
	12/31/09	$17.5 million
As of March 29, 2008, we were in compliance with all financial covenants as defined in our Credit Facility which are summarized as follows:

Financial Covenant	Required Covenant	Actual Result

Total Leverage Ratio (1)	5.25:1.00 (maximum)	5.02
Senior Leverage Ratio (2)	2.50:1.00 (maximum)	2.27
Interest Coverage Ratio (3)	3.25:1.00 (minimum)	3.74
Fixed Charge Coverage Ratio (4)	1.25:1.00 (minimum)	1.91
Maximum Capital Expenditures (5)	$15.0 million	$1.1 million

(1)	Total outstanding debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(2)	Total outstanding senior secured debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(3)	Ratio of Consolidated EBITDA for the trailing four quarters to interest expense for such period.

(4)	Ratio of Consolidated EBITDA for the trailing four quarters to fixed charges (cash interest expense, scheduled principal payments on debt, capital expenditures, income taxes paid, earn-out and milestone payments) for such period.

(5)	Limit of capital expenditures for the full year.
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
Our borrowing arrangements are further described in Notes to Consolidated Financial Statements – No. 11, Debt.
Cash commitments.
On July 7, 2005, we acquired Ovion Inc. (Ovion), and paid the former Ovion shareholders cash consideration of $9.8 million, after adjustments made at closing for payment of outstanding liabilities of Ovion at the time of closing. In addition to the initial closing payment, we will make contingent payments of up to $20.0 million if certain clinical and regulatory milestones are completed. Earnout payments are equal to one time net sales of Ovion’s products for the 12 month period beginning on our first fiscal quarter commencing six months after approval from the U.S. Food and Drug Administration to market the OvionTM product for female sterilization. The contingent payments and earnout payments are subject to certain rights of offset. We made the first milestone payment of $5.0 million in the fourth quarter of 2006. The founders of Ovion will also receive a royalty equal to two percent of net sales of products that are covered by the Ovion patents related to the founders’ initial technology contribution to Ovion.
On April 26, 2006, we acquired certain issued patents and other assets from BioControl Medical, Ltd., an Israeli company focused on developing medical devices for the application of electrical stimulation technology. We acquired an exclusive license for the use of the patents and technologies in urology, gynecology and other pelvic health applications. In addition, as part of this acquisition, we purchased Cytrix Israel, Ltd. (Cytrix), an Israeli company with no operations, other than the employment of a specific workforce to support the related licensed technology. The purchase price is comprised of an initial payment of $25.0 million, milestone payments for relevant accomplishments through and including FDA approval of the product of up to $25.0 million, and royalties over the first ten years of the related license agreement. We deposited $2.5 million of the initial payment in escrow to cover certain contingencies over the period of the agreement. The escrow period expired in April 2007 and the full balance was distributed to the seller. In the fourth quarter of 2007, we made a milestone payment of $7.5 million.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
We have interest rate risk on earnings from the floating LIBOR index that is used to determine the interest rates on our Credit Facility. On March 17, 2008 we entered into a fixed interest rate swap contract for the majority of our outstanding floating rate debt for a one-year period. Based on a sensitivity analysis, as of March 29, 2008, an instantaneous and sustained 100-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a decrease in income before income taxes of approximately $0.9 million over the next 12 months. The estimated impact to income takes into account the mitigating effect of the interest rate swap agreement. The fair market value of the outstanding swap contract is a liability of $0.3 million at March 29, 2008.
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
During the first fiscal quarters of 2008 and 2007, revenues from sales to customers outside the United States were 29.9 percent and 27.2 percent of total consolidated revenues, respectively. International accounts receivable, inventory, cash, and accounts payable were 45.3 percent, 3.9 percent, 21.5 percent, and 20.1 percent of total consolidated accounts for each of these items, respectively, as of March 29, 2008. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $1.0 million during the first quarter of fiscal 2008.
At March 29, 2008, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $24.2 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $3.9 million. Actual amounts may differ.
Inflation
We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 29, 2008.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during our first quarter ended March 29, 2008.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Item No.	Item	Method of Filing
10.3	Summary of Named Executive Officer Compensation.	Filed with this Quarterly Report on Form 10-Q.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC

May 7, 2008 Date	By	/s/ Anthony P. Bihl, III Anthony P. Bihl, III
President and Chief Executive Officer

May 7, 2008 Date	By	/s/ Mark A. Heggestad Mark A. Heggestad
Executive Vice President and Chief Financial
Officer

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Fiscal Quarter Ended March 29, 2008

Item No.	Item	Method of Filing
10.3	Summary of Named Executive Officer Compensation.	Filed with this Quarterly Report on Form 10-Q.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.