Form 10-Q
period 2008-06-28
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2008-08-07
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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
☐ Yes ☑ No
     As of August 4, 2008 there were 73,067,414 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$129,797	$116,453	$250,159	$224,838
Cost of sales	29,185	27,129	58,175	53,484

Gross profit	100,612	89,324	191,984	171,354

Operating expenses
Marketing and selling	46,301	41,694	91,382	81,124
Research and development	11,366	10,979	22,666	22,129
General and administrative	10,552	10,587	20,707	21,576
Integration costs	—	92	—	1,103
Amortization of intangibles	4,300	4,749	8,647	9,453

Total operating expenses	72,519	68,101	143,402	135,385

Operating income	28,093	21,223	48,582	35,969

Other (expense) income
Royalty income	2,476	503	2,831	1,182
Interest income	157	293	352	629
Interest expense	(6,819)	(9,588)	(14,876)	(19,221)
Amortization of financing costs	(1,429)	(755)	(2,139)	(1,537)
Other income	585	351	1,930	1,974

Total other (expense) income	(5,030)	(9,196)	(11,902)	(16,973)

Income from continuing operations before income taxes	23,063	12,027	36,680	18,996

Provision for income taxes	9,069	4,701	14,475	7,287

Net income from continuing operations	13,994	7,326	22,205	11,709

Loss from discontinued operations, net of tax benefit of $0.4 million	—	—	—	(691)

Net income	$13,994	$7,326	$22,205	$11,018

Net income (loss) per share
Basic net income from continuing operations	$0.19	$0.10	$0.31	$0.16
Discontinued operations, net of tax	—	—	—	(0.01)

Basic net income	$0.19	$0.10	$0.31	$0.15

Diluted net income from continuing operations	$0.19	$0.10	$0.30	$0.16
Discontinued operations, net of tax	—	—	—	(0.01)

Diluted net income	$0.19	$0.10	$0.30	$0.15

Weighted average common shares used in calculation
Basic	72,814	72,061	72,645	71,921
Diluted	73,928	73,593	73,718	73,536
The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 28, 2008	December 29, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$26,195	$34,044
Short term investments	16,181	1,137
Accounts receivable, net	105,326	106,457
Inventories, net	47,335	60,707
Deferred income taxes	11,999	13,105
Other current assets	5,383	9,935

Total current assets	212,419	225,385

Property, plant and equipment, net	51,560	53,126
Goodwill	691,580	690,478
Developed and core technology, net	86,944	94,452
Other intangibles, net	48,353	49,337
Other long-term assets, net	1,898	3,655

Total assets	$1,092,754	$1,116,433

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,788	$13,364
Accrued compensation expenses	19,315	19,258
Accrued warranty expense	3,598	3,001
Other accrued expenses	26,569	46,464

Total current liabilities	59,270	82,087

Long-term debt	627,443	666,234
Deferred income taxes	26,449	23,333
Long-term income taxes payable	13,856	13,414
Long-term employee benefit obligations	3,175	3,175

Total liabilities	730,193	788,243

Stockholders’ equity
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding: 72,895,138 shares at June 28, 2008 and 72,258,512 shares at December 29, 2007	729	723
Additional paid-in capital	294,175	284,751
Accumulated other comprehensive income	9,647	6,910
Retained earnings	58,010	35,806

Total stockholders’ equity	362,561	328,190

Total liabilities and stockholders’ equity	$1,092,754	$1,116,433

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)

	Six Months Ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities
Net income	$22,205	$11,018
Net loss from discontinued operations	—	(691)

Net income from continuing operations	22,205	11,709

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities
Depreciation	4,764	3,966
(Gain) loss on asset disposals	53	(15)
Amortization of intangibles	8,647	9,453
Amortization of financing costs	2,139	1,537
Non-cash impairment of available-for-sale securities	843	—
Excess tax benefit from excercise of stock options	(1,045)	(178)
Tax benefit on exercised stock option arrangements	1,104	715
Change in net deferred income taxes	5,064	462
Stock based compensation	4,611	5,766

Changes in operating assets and liabilities:
Accounts receivable	3,071	(6,980)
Inventories	13,632	(14,039)
Accounts payable and accrued expenses	(20,456)	(13,697)
Other assets	1,869	14,872

Net cash provided by operating activities	46,501	13,571

Cash flows from investing activities
Purchase of property, plant and equipment	(3,148)	(12,456)
Purchase of business, net of cash acquired	—	(781)
Disposal of business	3,330	21,676
Purchase of other intangibles	(1,167)	(263)
Purchase of short-term investments	(15,066)	(137)
Sale of short-term investments	73	10

Net cash (used in) provided by investing activities	(15,978)	8,049

Cash flows from financing activities
Issuance of common stock	3,748	8,913
Excess tax benefit from exercise of stock options	1,045	178
Payments on long-term debt	(41,718)	(28,123)
Proceeds from short-term borrowings	12,000	—
Repayments of short-term borrowings	(12,000)	—

Net cash used in financing activities	(36,925)	(19,032)

Cash (used in) provided by continuing operations	(6,402)	2,588

Cash used in discontinued operations
Operating activities	—	(691)

Cash used in discontinued operations	—	(691)

Effect of currency exchange rates on cash	(1,447)	(152)

Net (decrease) increase in cash and cash equivalents	(7,849)	1,745

Cash and cash equivalents at beginning of period	34,044	29,051

Cash and cash equivalents at end of period	$26,195	$30,796

Supplemental disclosure
Cash paid for interest	$17,996	$19,835
Cash paid (refunded) for taxes	$1,990	$(11,705)
Stock issued to settle contingent liabilities under InnovaQuartz purchase agreement	$—	$7,371
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
We have a 52 or 53 week fiscal year ending on the Saturday nearest December 31. Accordingly, the second fiscal quarters of 2008 and 2007 are represented by the three month periods ended on June 28, 2008 and June 30, 2007, respectively.
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
On January 16, 2007, we sold Laserscope’s aesthetics business to Iridex Corporation (Iridex) for a sale price consisting of $26.0 million of cash consideration and 213,435 shares of Iridex unregistered common stock (subject to certain post-closing adjustments), and up to an additional $9.0 million as determined by the book value of certain inventory following termination of a manufacturing transition period of approximately six to nine months. The terms of the sale included an obligation on our part to indemnify the buyer against certain potential liabilities, including for breaches of representations and warranties we made in the asset purchase agreement, for a period of twelve months. In August 2007, we agreed with Iridex on the amount and payment plan for the final post-closing purchase price adjustment and an amount for the fair value of inventory to be purchased at the termination of the manufacturing transition period. The agreement included an increase to the purchase price of $1.1 million and an additional $4.1 million for the purchase of inventory. Pursuant to the payment plan, Iridex will pay these amounts in scheduled payments through the third quarter of 2008, and accordingly, the outstanding balance is included in other current assets. During the second quarter of 2008, Iridex paid $1.2 million of receivables for which we had previously established reserves, which we recorded in other income.
Included in short-term investments at June 28, 2008 and December 29, 2007 is $0.5 million for the value of unregistered Iridex common stock received as partial consideration for the sale of the Laserscope aesthetics business. The common shares were subject to restrictions on sale and were previously accounted for using the cost method. The initial value of the shares of $1.2 million reflected a discount for illiquidity due to the restrictions on sale combined with Iridex’s declining financial performance. Beginning in December 2007, the stock is within the scope of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt

and Equity Securities, and is accounted for as an “available-for-sale” security with changes in value recorded through other comprehensive income, unless any decline in value below the current book value is considered other-than-temporary, in which case resulting adjustments will be recorded in earnings. In the first quarter of 2008, we determined that our investment was other-than-temporarily impaired and we recorded an impairment charge of $0.8 million. At June 28, 2008, an unrealized gain of $0.2 million was recorded in other comprehensive income for the Iridex stock.
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

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, interest on our debt that was required to be repaid as a result of the disposal transaction has been allocated to discontinued operations. During the six months ended June 30, 2007, we were required to repay $16.4 million under our Senior Secured Credit Facility due to the disposal transaction. Our results of discontinued operations include interest expense and amortization of financing costs of $0.5 million for the six months ended June 30, 2007. This amount includes an adjustment of $0.4 million to reflect extinguishment of a proportionate share of the debt discount and debt issuance costs. Further debt repayments due to the disposal transaction were made subsequent to June 30, 2007, to result in total repayments of $17.6 million.
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
NOTE 3. Restructuring Costs
In fiscal year 2006, we recorded restructuring costs of approximately $7.5 million associated primarily with employee terminations and benefits for certain employees of Laserscope. These costs were recognized as liabilities assumed in the purchase business combination and are reflected as an increase to goodwill. These costs represent management’s approved reduction of the Laserscope workforce by 35 employees, mainly in administrative departments and transferred job functions, as well as costs associated with change-in-control provisions of certain Laserscope employment contracts. Our management approved these restructuring plans in the third quarter of 2006. Adjustments were made to these plans during 2007, primarily due to the completion of termination and benefit negotiations with certain employees, resulting in a decrease to this liability of $1.1 million. This adjustment was recorded as a decrease to goodwill. As of June 28, 2008, we have made cash payments related to severance and benefits of $6.4 million.
In addition, we established a plan to exit certain contracts and activities of Laserscope at the time of the acquisition, principally the termination of several existing distributor agreements. As a result of this plan, we recorded a liability of $2.0 million in fiscal year 2006 related to our estimate of contract termination costs, which was recognized as a liability assumed in the purchase business combination and reflected as an increase to goodwill. During 2007, we recorded adjustments to increase the liability by $7.0 million to reflect the final negotiated amounts in most cases, and current estimates in some cases, of the related costs to be incurred to terminate the existing distributor agreements. These adjustments were recorded as an increase to the purchase price in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, because they relate to finalization of the exit plan and adjustments to the original estimates that were determined within one year of the acquisition date. In the second quarter of 2008, we completed the remaining distributor negotiations and recorded adjustments to increase the liability by $1.1 million to reflect the final negotiated settlements. Since these adjustments were made outside of the purchase price allocation period, the adjustments were included in the determination of net income for the period and are reflected in marketing and selling expense on the consolidated statement of operations for the three and six months ended June 28, 2008. As of June 28, 2008, we have made total payments and settlements of $9.9 million related to these exit activities. We plan to make the final $0.1 million in payments of these negotiated settlements during the second half of 2008.
The following table summarizes activity associated with the Laserscope restructuring program that occurred during the first six months of 2008:

	Restructuring			Restructuring
	Liability as of	Adjustment to	Cash Payments /	Liability as of
(in thousands)	December 29, 2007	Liability	Settlements	June 28, 2008

Severance and benefits	$216	$—	$(162)	$54
Contract terminations and other	3,904	1,062	(4,869)	97

Total restructuring	$4,120	$1,062	$(5,031)	$151

Integration Costs
In the three and six months ended June 30, 2007, we recorded $0.1 million and $1.1 million, respectively, of integration costs associated with the Laserscope acquisition, primarily related to legal, consulting and retention bonuses. These integration costs are included in operating expenses.
NOTE 4. Stock-Based Compensation
At June 28, 2008, we have one active stock-based employee compensation plan under which new awards may be granted. Awards may include incentive stock options, non-qualified option grants or restricted stock. Amounts recognized in our financial statements related to stock-based compensation were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Cost of sales	$646	$112	$1,003	$776
Marketing and selling	847	937	1,691	2,084
Research and development	558	615	1,116	1,403
General and administrative	435	1,066	801	1,503

Total stock-based compensation expense	$2,486	$2,730	$4,611	$5,766

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
Activity under our 2000 and 2005 plans for the six months ended June 28, 2008 was as follows:

		Weighted average	Aggregate
	Options	exercise price	Intrinsic
	outstanding	per share	Value
			(in thousands)
Balance at December 29, 2007	7,587,892	$14.82
Granted	1,333,540	14.37
Exercised	(462,164)	4.89
Cancelled or expired	(511,517)	19.47

Balance at June 28, 2008	7,947,751	$15.02	$16,014

Options exercisable at June 28, 2008	4,834,614	$13.95	$14,838

The total intrinsic value of options exercised during the three and six months ended June 28, 2008 was $1.5 million and $4.5 million, respectively. As of June 28, 2008, we had $20.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 2.6 years.
NOTE 5. Earnings per Share
The following table presents information necessary to calculate basic and diluted net income from continuing operations per common share and common share equivalents.

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income from continuing operations	$13,994	$7,326	$22,205	$11,709

Weighted-average shares outstanding for basic net income per share	72,814	72,061	72,645	71,921
Dilutive effect of stock options and restricted shares	1,114	1,532	1,073	1,615

Adjusted weighted-average shares outstanding for diluted net income per share	73,928	73,593	73,718	73,536

Net income per share
Basic net income from continuing operations	$0.19	$0.10	$0.31	$0.16
Diluted net income from continuing operations	$0.19	$0.10	$0.30	$0.16
There were 5,144,871 and 5,395,228 weighted shares outstanding for the three and six month periods ended June 28, 2008, respectively, that were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive. For the three and six month periods ended June 30, 2007, there were 4,031,944 and 3,712,129 weighted shares outstanding, respectively, that were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive. In addition, our Convertible Senior Subordinated Notes were excluded from the diluted net income per share calculation for all periods presented because the conversion price was greater than the average market price of our stock during the periods.
NOTE 6. Inventories
Inventories consist of the following as of June 28, 2008 and December 29, 2007:

(in thousands)	June 28, 2008	December 29, 2007

Raw materials	$14,775	$21,335
Work in process	4,943	7,587
Finished goods	32,472	34,673
Obsolescence reserve	(4,855)	(2,888)

Net inventories	$47,335	$60,707

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
Changes in the warranty balance during the three and six months ended June 28, 2008 and June 30, 2007 are presented below:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Balance, beginning of period	$3,554	$2,899	$3,001	$2,715
Provisions for warranty	1,597	1,641	3,734	2,514
Claims processed	(1,553)	(1,732)	(3,137)	(2,421)

Balance, end of period	$3,598	$2,808	$3,598	$2,808

NOTE 8. Comprehensive Income
Comprehensive income is net income adjusted for the impact of foreign currency translation, unrealized gains and losses on available-for-sale securities, and unrecognized gains and losses on interest rate swaps. Comprehensive income for the three and six months ended June 28, 2008 and June 30, 2007 was:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income	$13,994	$7,326	$22,205	$11,018
Foreign currency translation (loss) gain, net of taxes	(191)	614	1,793	1,242
Recognition of previously unrealized losses on available-for-sale securities, net of taxes	—	—	433	—
Unrealized gains on available-for-sale securities, net of taxes	108	—	108	—
Unrealized gain on interest rate swap, net of taxes	620	—	403	—

Comprehensive income	$14,531	$7,940	$24,942	$12,260

NOTE 9. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six month period ending June 28, 2008 were:

Six Months Ended
(in thousands)	June 28, 2008

Goodwill, beginning of the period	$690,478
Effect of currency translation	1,102

Goodwill, end of the period	$691,580

The following table provides additional information concerning intangible assets:

	June 28, 2008			December 29, 2007
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	value	amount	amortization	value

Developed and core technology	$137,553	$(50,609)	$86,944	$137,553	$(43,101)	$94,452

Other intangibles
Amortized
Patents	11,440	(9,128)	2,312	11,325	(8,964)	2,361
Licenses	9,198	(7,070)	2,128	9,158	(6,507)	2,651
Royalty agreement	2,970	(958)	2,012	2,970	(767)	2,203
Trademarks	2,208	(1,107)	1,101	2,208	(886)	1,322

Total amortized other intangible assets	25,816	(18,263)	7,553	25,661	(17,124)	8,537

Unamortized
Trademarks	40,800	—	40,800	40,800	—	40,800

Total other intangibles	66,616	(18,263)	48,353	66,461	(17,124)	49,337

Total intangible assets	$204,169	$(68,872)	$135,297	$204,014	$(60,225)	$143,789

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Amortization expense	$4,300	$4,749	$8,647	$9,453
The estimated amortization expense for currently-owned intangibles, as presented above, for the years 2008 through 2012 is $17.3 million, $17.1 million, $16.3 million, $15.6 million and $10.6 million, respectively.
NOTE 10. Litigation Settlements
During the first six months of 2008, we made cash payments of $15.0 million for litigation settlements, primarily due to the arbitration award to the former shareholders of CryoGen, Inc. On March 15, 2006, we received a demand for arbitration by Robert A. Knarr, as shareholder representative, on behalf of the former shareholders of CryoGen, Inc. On December 30, 2002, we acquired CryoGen, Inc. pursuant to the Agreement and Plan of Merger, dated as of

December 13, 2002, as amended, among our wholly-owned subsidiary, American Medical Systems, Inc., CryoGen, Inc. and Robert A. Knarr, as shareholders’ representative. The arbitration demand alleged that we breached the merger agreement by, among other things, failing to use commercially reasonable efforts to promote, market and sell the Her Option® System and by acting in bad faith and thereby negatively impacting the former CryoGen shareholders’ right to an earnout payment under the merger agreement. The arbitration demand requested damages of the $110 million maximum earnout payment under the merger agreement. On December 18, 2007, the arbitration panel issued its decision in the arbitration proceeding, and awarded the CryoGen shareholders an earnout payment. We recorded a charge to earnings for the arbitration award in December 2007, and we paid the arbitration award in January 2008.
NOTE 11. Debt
Senior Secured Credit Facility
On July 20, 2006, in conjunction with the Laserscope acquisition, our wholly-owned subsidiary, American Medical Systems, Inc. (AMS), entered into a credit and guarantee agreement (the Credit Facility) with CIT Healthcare LLC, as agent and certain lenders from time to time party thereto (the Lenders). AMS and each majority-owned domestic subsidiary of AMS are parties to the Credit Facility as guarantors of all of the obligations of AMS arising under the Credit Facility. Each of the subsidiary guarantors is 100 percent owned by us and the guarantees are joint and several. The obligations of AMS and each of the guarantors arising under the Credit Facility are secured by a first priority security interest granted to the agent on substantially all of their respective assets, including a mortgage on the AMS facility in Minnetonka, Minnesota.
The six-year senior secured Credit Facility consists of (i) term loan debt and (ii) a revolving credit facility of up to $65.0 million which is available to fund ongoing working capital needs, including future capital expenditures and permitted acquisitions. During January 2008, we borrowed $12.0 million under the revolving credit facility to fund the payment of certain litigation settlements (refer to Note 10, Litigation Settlements). We repaid the outstanding balance with operating cash in February 2008. As of June 28, 2008 and June 30, 2007, there were $272.3 million and $336.0 million of term loans outstanding under the Credit Facility.
At our option, term loans under the Credit Facility (other than swing line loans) bear interest at a variable rate based on LIBOR or an alternative variable rate based on the greater of the prime rate as quoted in The Wall Street Journal as the prime rate (Prime Rate) or the federal funds effective rate plus 0.5 of 1.0 percent (Federal Funds Rate) plus an applicable margin. The applicable margin for term loans based on LIBOR is 2.25 percent per annum, while the applicable margin for term loans based on the Prime Rate or the Federal Funds Rate is 1.25 percent per annum. As of June 28, 2008, all debt under the Credit Facility had a variable interest rate based on the LIBOR index. The applicable margin for loans under the revolving credit facility is determined by reference to our total leverage ratio, as defined in the Credit Facility. In addition to initial Credit Facility fees and reimbursement of agent expenses, we are obligated to pay revolving commitment fees.
The term loans will amortize 1.0 percent of the current principal balance quarterly from December 2006 through September 2011 and the remaining 95 percent will amortize December 2011 through July 2012. In addition, mandatory prepayments are due under the Credit Facility equal to (i) 75 percent of Excess Cash Flow (defined generally as net income, plus depreciation and amortization and other non-cash charges including IPR&D, plus decreases or minus increases in working capital, minus capital expenditures (to the extent not financed) and amortization payments with respect to the term loan, and any other indebtedness permitted under the loan documents) with a step-down of 50 percent of Excess Cash Flow when the Total Leverage Ratio is less than 4.00 to 1.00, (ii) 100 percent of the net proceeds of any asset sale (subject to a limited reinvestment option and a $2.5 million exception), (iii) 100 percent of the net proceeds of any debt (including convertible securities) or preferred stock issuance, and (iv) 50 percent of the net proceeds of any other equity issuance. Amounts due under the Credit Facility may also be voluntarily prepaid without premium or penalty.
Amortization and other prepayments of $35.9 million and $41.7 million were made during the three and six months ended June 28, 2008, respectively. Amortization and other prepayments of $6.7 million and $28.1 million were made during the three and six months ended June 30, 2007, respectively, of which $0.9 million and $16.4 million, respectively, were prepayments related to the disposal of the aesthetics business.
The Credit Facility contains affirmative and negative covenants and other limitations (subject to various carve-outs and baskets). The covenants limit: (a) the making of investments, the amount of capital expenditures, the payment of dividends and other payments with respect to capital, the disposition of material assets other than in the ordinary course of business, and mergers and acquisitions under certain conditions, (b) transactions with affiliates unless such transactions are completed in the ordinary course of business and upon fair and reasonable terms, (c) the incurrence of liens and indebtedness, and (d) substantial changes in the nature of the companies’ business. The Credit Facility also contains financial covenants which require us to maintain predetermined ratio levels related to leverage, interest coverage, fixed charges, and a limit on capital expenditures. In addition, the Credit Facility contains customary events of default, including payment and covenant defaults and material inaccuracy of representations. The Credit Facility further permits the taking of customary remedial action upon the occurrence and continuation of an event of default, including the acceleration of obligations then outstanding under the Credit Facility.
Fees of $10.5 million are classified as debt discount and are being accreted to amortization of financing costs using the effective interest method over a six year period. Additional debt issuance costs of approximately $2.4 million are recorded as other long term assets and are being amortized over six years using the straight-line method. Upon payment of the prepayments described above, a pro rata portion of the related discount and debt issuance costs of $0.9 million and $1.0 million was immediately charged to amortization of financing costs in the three and six months ending June 28, 2008, respectively, and $0.2 million and $0.8 million was immediately charged to amortization of financing costs in the three and six months ending June 30, 2007, respectively. Of these charges, $0.4 million related to the sale of the aesthetics business and were charged to discontinued operations during the six months ended June 30, 2007.
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
Convertible Senior Subordinated Notes; Supplemental Guarantor Information
On June 27, 2006, we issued $373.8 million in principal amount of our Convertible Senior Subordinated Notes with a stated maturity of July 1, 2036 (Convertible Notes). The Convertible Notes bear a fixed interest rate of 3.25 percent per year, payable semiannually. The Convertible Notes are our direct, unsecured, senior subordinated obligations, rank junior to the senior secured Credit Facility and will rank junior in right of payment to all of our future senior secured debt as provided in the Indenture.
In addition to regular interest on the Convertible Notes, we will also pay contingent interest beginning July 1, 2011, if the average market price of the Convertible Notes for the five consecutive trading days immediately before the last trading day before the relevant six-month period equals or exceeds 120 percent of the principal amount of the Convertible Notes.
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
We have the right to redeem for cash all or a portion of the Convertible Notes on or after July 6, 2011 at specified redemption prices as provided in the Indenture plus accrued and unpaid interest and contingent interest. Holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on July 1, 2013; July 1, 2016; July 1, 2021; July 1, 2026; and July 1, 2031 or in the event of a designated event, at a purchase price equal to 100 percent of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest and contingent interest.
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
The following supplemental condensed consolidating financial information presents the statements of operations for each of the three and six month periods ended June 28, 2008 and June 30, 2007, the balance sheets as of June 28, 2008 and December 29, 2007, and the statements of cash flows for each of the six month periods ended June 28, 2008 and June 30, 2007, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group. In the condensed consolidating financial statements, we and the Guarantor Subsidiaries account for investment in wholly-owned subsidiaries using the equity method.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended June 28, 2008
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$116,693	$31,097	$(17,993)	$129,797

Cost of sales	—	28,482	19,081	(18,378)	29,185

Gross profit	—	88,211	12,016	385	100,612

Operating expenses
Marketing and selling	—	36,217	10,084	—	46,301
Research and development	—	11,366	—	—	11,366
General and administrative	—	10,552	—	—	10,552
Amortization of intangibles	—	3,430	870	—	4,300

Total operating expenses	—	61,565	10,954	—	72,519

Operating income	—	26,646	1,062	385	28,093

Other (expense) income
Royalty income	—	976	1,500	—	2,476
Interest income	—	232	21	(96)	157
Interest expense	(3,037)	(3,777)	(101)	96	(6,819)
Amortization of financing costs	(105)	(1,324)	—	—	(1,429)
Other income (expense)	—	647	(53)	(9)	585

Total other (expense) income	(3,142)	(3,246)	1,367	(9)	(5,030)

(Loss) income before income taxes	(3,142)	23,400	2,429	376	23,063

Provision for income taxes	(994)	9,177	768	118	9,069
Equity in earnings of subsidiary	15,884	1,661	—	(17,545)	—

Net income	$13,736	$15,884	$1,661	$(17,287)	$13,994

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Six Months Ended June 28, 2008
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$226,485	$58,835	$(35,161)	$250,159

Cost of sales	—	57,178	36,081	(35,084)	58,175

Gross profit	—	169,307	22,754	(77)	191,984

Operating expenses
Marketing and selling	—	70,164	21,218	—	91,382
Research and development	—	22,666	—	—	22,666
General and administrative	—	20,706	1	—	20,707
Amortization of intangibles	—	6,907	1,740	—	8,647

Total operating expenses	—	120,443	22,959	—	143,402

Operating income	—	48,864	(205)	(77)	48,582

Other (expense) income
Royalty income	—	1,331	1,500	—	2,831
Interest income	—	1,041	33	(722)	352
Interest expense	(6,074)	(8,792)	(732)	722	(14,876)
Amortization of financing costs	(209)	(1,930)	—	—	(2,139)
Other income (expense)	—	1,944	(39)	25	1,930

Total other (expense) income	(6,283)	(6,406)	762	25	(11,902)

(Loss) income before income taxes	(6,283)	42,458	557	(52)	36,680

Provision for income taxes	(2,141)	16,570	84	(38)	14,475
Equity in earnings of subsidiary	26,361	473	—	(26,834)	—

Net income	$22,219	$26,361	$473	$(26,848)	$22,205

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended June 30, 2007
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$105,513	$23,472	$(12,532)	$116,453

Cost of sales	—	26,589	13,393	(12,853)	27,129

Gross profit	—	78,924	10,079	321	89,324

Operating expenses
Marketing and selling	—	33,137	8,557	—	41,694
Research and development	—	10,891	88	—	10,979
General and administrative	—	10,565	22	—	10,587
Integration costs	—	92	—	—	92
Amortization of intangibles	—	3,878	871	—	4,749

Total operating expenses	—	58,563	9,538	—	68,101

Operating income	—	20,361	541	321	21,223

Other (expense) income
Royalty income	—	503	—	—	503
Interest income	—	278	15	—	293
Interest expense	(2,893)	(6,536)	(159)	—	(9,588)
Amortization of financing costs	(212)	(543)	—	—	(755)
Other income (expense)	—	512	(164)	3	351

Total other (expense) income	(3,105)	(5,786)	(308)	3	(9,196)

(Loss) income before income taxes	(3,105)	14,575	233	324	12,027

Provision for income taxes	(1,214)	5,697	91	127	4,701
Equity in earnings of subsidiary	9,020	142	—	(9,162)	—

Net income	$7,129	$9,020	$142	$(8,965)	$7,326

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Six Months Ended June 30, 2007
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$204,789	$46,084	$(26,035)	$224,838

Cost of sales	—	51,791	27,423	(25,730)	53,484

Gross profit	—	152,998	18,661	(305)	171,354

Operating expenses
Marketing and selling	—	64,584	16,540	—	81,124
Research and development	—	22,041	88	—	22,129
General and administrative	—	21,515	61	—	21,576
Integration costs	—	1,103	—	—	1,103
Amortization of intangibles	—	7,712	1,741	—	9,453

Total operating expenses	—	116,955	18,430	—	135,385

Operating income	—	36,043	231	(305)	35,969

Other (expense) income
Royalty income	—	1,182	—	—	1,182
Interest income	—	604	25	—	629
Interest expense	(5,915)	(13,000)	(306)	—	(19,221)
Amortization of financing costs	(315)	(1,222)	—	—	(1,537)
Other income (expense)	—	2,226	(247)	(5)	1,974

Total other (expense) income	(6,230)	(10,210)	(528)	(5)	(16,973)

(Loss) income from continuing operations before income taxes	(6,230)	25,833	(297)	(310)	18,996

Provision for income taxes	(2,373)	9,874	(106)	(108)	7,287

Net (loss) income from continuing operations	(3,857)	15,959	(191)	(202)	11,709

Loss from discontinued operations, net of tax	—	(691)	—	—	(691)
Equity in earnings (loss) of subsidiary	15,077	(191)	—	(14,886)	—

Net income (loss)	$11,220	$15,077	$(191)	$(15,088)	$11,018

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of June 28, 2008
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$32	$18,628	$7,535	$—	$26,195
Short term investments	3,000	12,811	370	—	16,181
Accounts receivable, net	639,497	71,111	34,166	(639,448)	105,326
Inventories, net	—	44,991	7,891	(5,547)	47,335
Deferred income taxes	—	11,324	675	—	11,999
Other current assets	—	4,039	1,344	—	5,383

Total current assets	642,529	162,904	51,981	(644,995)	212,419

Property, plant and equipment, net	—	49,856	1,704	—	51,560
Goodwill	—	627,812	87,789	(24,021)	691,580
Developed and core technology, net	—	68,215	18,729	—	86,944
Other intangibles, net	—	46,340	2,013	—	48,353
Investment in subsidiaries	108,164	21,021	—	(129,185)	—
Other long-term assets, net	1,323	466	109	—	1,898

Total assets	$752,016	$976,614	$162,325	$(798,201)	$1,092,754

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,159	$531,003	$109,210	$(650,584)	$9,788
Accrued compensation expenses	—	16,352	2,963	—	19,315
Accrued warranty expense	—	3,618	(20)	—	3,598
Other accrued expenses	6,006	17,337	3,226	—	26,569

Total current liabilities	26,165	568,310	115,379	(650,584)	59,270

Non-current liabilities
Long-term debt	363,290	264,153	—	—	627,443
Intercompany loans payable	—	—	18,432	(18,432)	—
Deferred income taxes	—	18,956	7,493	—	26,449
Long-term income taxes payable	—	13,856	—	—	13,856
Long-term employee benefit obligations	—	3,175	—	—	3,175

Total non-current liabilities	363,290	300,140	25,925	(18,432)	670,923

Total liabilities	389,455	868,450	141,304	(669,016)	730,193

Stockholders’ equity
Common stock	729	—	9	(9)	729
Additional paid-in capital	294,175	3,424	67,349	(70,773)	294,175
Accumulated other comprehensive income	9,647	1,726	9,032	(10,758)	9,647
Retained earnings (deficit)	58,010	103,014	(55,369)	(47,645)	58,010

Total stockholders’ equity	362,561	108,164	21,021	(129,185)	362,561

Total liabilities and stockholders’ equity	$752,016	$976,614	$162,325	$(798,201)	$1,092,754

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

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Six Months Ended June 28, 2008
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(4,793)	$50,588	$706	$—	$46,501

Cash flows from investing activities
Purchase of property, plant and equipment	—	(2,860)	(288)	—	(3,148)
Disposal of business	—	3,330	—	—	3,330
Purchase of other intangibles	—	(1,167)	—	—	(1,167)
Purchase of short-term investments	—	(15,066)	—	—	(15,066)
Sale of short-term investments	—	73	—	—	73

Net cash used in investing activities	—	(15,690)	(288)	—	(15,978)

Cash flows from financing activities
Intercompany notes	—	3,777	(3,777)	—	—
Issuance of common stock	3,748	—	—	—	3,748
Excess tax benefit from exercise of stock options	1,045	—	—	—	1,045
Payments on long-term debt	—	(41,718)	—	—	(41,718)
Proceeds from short-term borrowings	—	12,000	—	—	12,000
Repayments of short-term borrowings	—	(12,000)	—	—	(12,000)

Net cash provided by (used in) financing activities	4,793	(37,941)	(3,777)	—	(36,925)

Effect of exchange rates on cash	—	—	(1,447)	—	(1,447)

Net decrease in cash and cash equivalents	—	(3,043)	(4,806)	—	(7,849)

Cash and cash equivalents at beginning of period	32	21,671	12,341	—	34,044

Cash and cash equivalents at end of period	$32	$18,628	$7,535	$—	$26,195

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
Financial assets and liabilities recorded on the Consolidated Balance Sheet are categorized on the inputs to the valuation techniques as follows:
          Level 1 – Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date.
          Level 2 – Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:
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
          Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.
The following table summarizes our financial assets measured at fair value on a recurring basis as of June 28, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
Description	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Money market funds	$15,038	$—	$—
Available-for-sale securities	530	—	—
Other short-term investments	243	370	—
Derivatives	—	648	—

Total	$15,811	$1,018	$—

We had no financial liabilities measured at fair value on a recurring basis at June 28, 2008.
Money market funds: Our money market funds are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy because the money market funds are valued using quoted market prices in active markets.
Available-for-sale securities: As of June 28, 2008, our available-for-sale securities included unregistered common stock of Iridex. These are valued using quoted market prices multiplied by the number of shares owned (see Note 2, Discontinued Operations and Sale of Aesthetics Business).
Other short-term investments: Other short-term investments consist of mutual fund shares and short-term bonds. Investments for which quoted market prices are available are categorized as Level 1 in the fair value hierarchy. For the remaining investments, which have maturities of three months or less, the carrying amount is a reasonable estimate of fair value and these have been classified as Level 2.
Derivatives: In March 2008, we entered into a fixed interest rate swap contract to hedge the floating rate interest payments for a portion of our borrowings under the Credit Facility for a one year period. The notional amount of the agreement is currently $250.0 million; the fair value of the outstanding swap contract as of June 28, 2008 is $0.4 million. In addition, in April 2008 we entered into a second fixed interest rate swap contract to further hedge the floating rate interest payments on the same debt for a six month period beginning at the expiration of the first interest rate swap. The notional amount of the agreement is $150.0 million and the fair value of this swap contract as of June 28, 2008 is $0.2 million. We measure our derivatives at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the SFAS No. 157 fair value hierarchy.
We use derivatives to mitigate our exposure to volatility in interest rates. We hedge only exposures in the ordinary course of business. We account for our derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, which requires all derivatives to be carried on the balance sheet at fair value and meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a Consolidated Statement of Operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by us are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in cost for the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statement of Operations at such time, with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined from dealer quotations. The interest rate swap derivatives outstanding at June 28, 2008 have initial terms of either one year or six months, and the associated underlying transactions are expected to occur within those time frames.
The effective portion of the change in fair value of derivatives is reported in accumulated other comprehensive income, a component of stockholder’s equity, and is being recognized as an adjustment to interest expense over the same period the related interest costs on the debt are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged debt are not completely offset by changes in the market value of the interest rate swaps, and such changes are recognized currently in earnings. No ineffectiveness was recognized in the three or six month periods ended June 28, 2008. Amounts due from counterparties (unrealized hedge gains) or owed to counterparties (unrealized hedge losses) are included in accounts receivable, net or other accrued expenses, respectively.
Foreign currency derivatives (subsequent event)
On August 1, 2008, we entered into foreign exchange forward contracts with notional amounts totaling €7.3 million. These forward contracts are designated as cash flow hedges of currency fluctuations for a portion of our forecasted sales to certain subsidiaries, denominated in Euros. The forward contracts have maturity dates ranging from November 2008 through August 2009. In addition, on August 1, 2008, we entered into a foreign exchange forward contract with a notional amount of €2.4 million maturing in September 2008. The purpose of this contract is to manage a portion of our exposure to foreign exchange rate fluctuations on certain intercompany receivables denominated in Euros. This contract was not designated as an accounting hedge and any changes in fair value will be recorded currently in earnings.
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
We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia and South America, who then sell the products to medical institutions. No customer or distributor accounted for five percent or more of net sales during the three and six month periods ended June 28, 2008 or June 30, 2007. Foreign subsidiary sales are predominantly to customers in Western Europe, Canada, Australia and Brazil and our foreign subsidiary assets are located in the same countries.

The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

United States
Net sales	$89,818	$85,136	$174,211	$164,076
Long-lived assets	862,211	894,430	862,211	894,430

International
Net sales	39,979	31,317	75,948	60,762
Long-lived assets	19,468	16,919	19,468	16,919
NOTE 14. Recently Adopted Accounting Pronouncements and New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other pronouncements require or permit assets or liabilities to be measured by fair value and while not requiring new fair value measurements, may change current practices. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, The Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. The effective date for financial assets and liabilities was unchanged and takes effect for fiscal years beginning after November 15, 2007. In accordance with this interpretation, we have only adopted the provisions of SFAS No. 157 for financial assets and liabilities that are measured at fair value for our fiscal year beginning December 30, 2007. The provisions of SFAS No. 157 have not been applied to nonfinancial assets and nonfinancial liabilities. The major categories of nonfinancial assets and nonfinancial liabilities that are measured at fair value, for which we have not applied the provisions of SFAS No. 157 are as follows: goodwill, intangible assets and other long-lived assets measured at fair value for an impairment assessment, and assets and liabilities acquired as part of a purchase business combination. See Note 12, Fair Value Measurements and Derivative Financial Instruments, for additional information, including the effects of adoption on our Consolidated Balance Sheet.
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. Previously, companies using GAAP followed the hierarchy set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB, and SFAS No. 162 achieves this result. SFAS No. 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have an impact on our consolidated financial position or results of operations.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP will change the balance sheet classification of a component of our Convertible Notes between equity and debt, and will result in additional non-cash economic interest cost being reflected in the income statement. This change in accounting treatment is effective for fiscal years beginning after December 15, 2008 and will be applied retrospectively to prior periods. The impact of our adoption of this FSP will be significant and will result in a material increase to non-cash interest expense beginning in fiscal year 2009 for financial statements covering past and future periods. We are currently in the process of quantifying the impact of the FSP on our consolidated financial position and results of operations.

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

Results of Operations
The following table compares net sales by product line and geography for the three and six month periods ended June 28, 2008 and June 30, 2007.

	Three Months Ended				Six Months Ended
(in thousands)	June 28, 2008	June 30, 2007	$ Increase	% Increase	June 28, 2008	June 30, 2007	$ Increase	% Increase

Sales
Men’s health	$84,932	$78,267	$6,665	8.5%	$168,540	$151,938	$16,602	10.9%
Women’s health	44,865	38,186	6,679	17.5%	81,619	72,900	8,719	12.0%

Total	$129,797	$116,453	$13,344	11.5%	$250,159	$224,838	$25,321	11.3%

Geography
United States	$89,818	$85,136	$4,682	5.5%	$174,211	$164,076	$10,135	6.2%
International	39,979	31,317	8,662	27.7%	75,948	60,762	15,186	25.0%

Total	$129,797	$116,453	$13,344	11.5%	$250,159	$224,838	$25,321	11.3%

	Three Months Ended				Six Months Ended
Percent of total sales	June 28, 2008	June 30, 2007			June 28, 2008	June 30, 2007

Men’s health	65.4%	67.2%			67.4%	67.6%
Women’s health	34.6%	32.8%			32.6%	32.4%

Total	100.0%	100.0%			100.0%	100.0%

Geography
United States	69.2%	73.1%			69.6%	73.0%
International	30.8%	26.9%			30.4%	27.0%

Total	100.0%	100.0%			100.0%	100.0%

The following table compares revenue, expense, and other income (expense) for the three and six months ended June 28, 2008 and June 30, 2007:

	Three Months Ended		$ Increase	% Increase	Six Months Ended		$ Increase	% Increase
(in thousands)	June 28, 2008	June 30, 2007	(Decrease)	(Decrease)	June 28, 2008	June 30, 2007	(Decrease)	(Decrease)

Net sales	$129,797	$116,453	$13,344	11.5%	$250,159	$224,838	$25,321	11.3%
Cost of sales	29,185	27,129	2,056	7.6%	58,175	53,484	4,691	8.8%

Gross profit	100,612	89,324	11,288	12.6%	191,984	171,354	20,630	12.0%

Operating expenses
Marketing and selling	46,301	41,694	4,607	11.0%	91,382	81,124	10,258	12.6%
Research and development	11,366	10,979	387	3.5%	22,666	22,129	537	2.4%
General and administrative	10,552	10,587	(35)	-0.3%	20,707	21,576	(869)	-4.0%
Integration costs	—	92	(92)	n/a	—	1,103	(1,103)	n/a
Amortization of intangibles	4,300	4,749	(449)	-9.5%	8,647	9,453	(806)	-8.5%

Total operating expenses	72,519	68,101	4,418	6.5%	143,402	135,385	8,017	5.9%

Operating income	28,093	21,223	6,870	32.4%	48,582	35,969	12,613	35.1%

Royalty income	2,476	503	1,973	392.2%	2,831	1,182	1,649	139.5%
Interest income	157	293	(136)	-46.4%	352	629	(277)	-44.0%
Interest expense	(6,819)	(9,588)	(2,769)	-28.9%	(14,876)	(19,221)	(4,345)	-22.6%
Amortization of financing costs	(1,429)	(755)	674	89.3%	(2,139)	(1,537)	602	39.2%
Other income	585	351	234	66.7%	1,930	1,974	(44)	-2.2%

Income from continuing operations before income taxes	23,063	12,027	11,036	91.8%	36,680	18,996	17,684	93.1%

Provision for income taxes	9,069	4,701	4,368	92.9%	14,475	7,287	7,188	98.6%

Income from continuing operations	13,994	7,326	6,668	91.0%	22,205	11,709	10,496	89.6%
Loss from discontinued operations, net of tax	—	—	—	n/a	—	(691)	(691)	n/a

Net income	$13,994	$7,326	$6,668	91.0%	$22,205	$11,018	$11,187	101.5%

	Percent of Sales				Percent of Sales
	For the Three Months Ended				For the Six Months Ended
	June 28, 2008	June 30, 2007			June 28, 2008	June 30, 2007

Net sales	100.0%	100.0%			100.0%	100.0%
Cost of sales	22.5%	23.3%			23.3%	23.8%

Gross profit	77.5%	76.7%			76.7%	76.2%

Operating expenses
Marketing and selling	35.7%	35.8%			36.5%	36.1%
Research and development	8.8%	9.4%			9.1%	9.8%
General and administrative	8.1%	9.1%			8.3%	9.6%
Integration costs	0.0%	0.1%			0.0%	0.5%
Amortization of intangibles	3.3%	4.1%			3.5%	4.2%

Total operating expenses	55.9%	58.5%			57.3%	60.2%

Operating income	21.6%	18.2%			19.4%	16.0%

Royalty income	1.9%	0.4%			1.1%	0.5%
Interest income	0.1%	0.3%			0.1%	0.3%
Interest expense	-5.3%	-8.2%			-5.9%	-8.5%
Amortization of financing costs	-1.1%	-0.6%			-0.9%	-0.7%
Other income	0.5%	0.3%			0.8%	0.9%

Income from continuing operations before income taxes	17.8%	10.3%			14.7%	8.4%

Provision for income taxes	7.0%	4.0%			5.8%	3.2%

Income from continuing operations	10.8%	6.3%			8.9%	5.2%
Loss from discontinued operations, net of tax	0.0%	0.0%			0.0%	-0.3%

Net income	10.8%	6.3%			8.9%	4.9%

Comparison of the Three Months Ended June 28, 2008 to the Three Months Ended June 30, 2007
Net sales. Net sales of $129.8 million in the three months ended June 28, 2008 represented an increase of 11.5 percent compared to $116.5 million in the three months ended June 30, 2007. Growth in our business continues to be driven by the success of recent product launches, particularly the AdVance® male sling for treating mild male incontinence, the MiniArc® Single-Incision Sling and the InhibiZone®-coated AMS 800® Artificial Urinary Sphincter along with continuing launches of products outside the United States, specifically the AMS 700® MS™ for erectile restoration.
Net sales men’s health products. Net sales of men’s health products increased 8.5 percent to $84.9 million in the three months ended June 28, 2008 compared to $78.3 million in the three months ended June 30, 2007.  The largest portion of this increase is in the male continence product line, driven by the continued success of the AdVance® male sling and the AMS 800® with InhibiZone®. Erectile restoration products experienced growth, driven by the continued success of the AMS 700® MS™ and the more recent release of the AMS 700® LGX™. Partially offsetting these increases was a decline in revenue from our prostate treatment business compared to the second quarter of 2007, including our laser therapy products and sales of our TherMatrx® catheters, which are used for the treatment of non-obstructive BPH.
Net sales women’s health products. Net sales of our women’s health products increased 17.5 percent to $44.9 million in the three months ended June 28, 2008 compared to $38.2 million in the three months ended June 30, 2007. The female continence product line, driven by the new MiniArc® sling, contributed strong growth in dollars and units over the same period in 2007. Apogee® and Perigee® products also contributed revenue and unit growth over the same period in the prior year, although the growth rates have been slowing, due to additional pressure from competitive products and in part to the market’s growing appetite for long-term clinical data. Our clinical prolapse studies, while in progress, have not yet reached their five year milestones. Our Her Option® products experienced a slight increase in revenues compared to the second quarter of 2007. Revenue growth in this area has been impacted as the industry continues to experience lower than expected adoption rates for office-based procedures.
Net sales by geography and foreign exchange effects. Net sales in the United States increased 5.5 percent to $89.8 million in the three months ended June 28, 2008 compared to $85.1 million in the three months ended June 30, 2007. This growth rate included the decline experienced during the quarter in our U.S. laser therapy business. International net sales increased 27.7 percent to $40.0 million in the three months ended June 28, 2008 compared to $31.3 million in the three months ended June 30, 2007 and represented 30.8 percent and 26.9 percent of our total net sales during the three months ended June 28, 2008 and June 30, 2007, respectively. The overall sales growth was positively impacted by approximately $3.9 million in foreign currency exchange rate changes, mainly the Euro.
Cost of sales. Cost of sales as a percentage of revenue declined to 22.5 percent in the three month period ending June 28, 2008 from 23.3 percent in the three month period ending June 30, 2007. Margins increased in the current quarter as a result of improved inventory planning, higher average selling prices and changes in the mix of products sold. Historically, cost of sales as a percent of revenue has generally benefited from stable overhead costs, which account for more than a quarter of our cost of sales. Future cost of sales will continue to depend upon production levels, labor costs, raw material costs, product mix and our ability to manage overhead costs over time.
Marketing and selling. Marketing and selling expenses as a percentage of revenue decreased slightly to 35.7 percent in the second quarter of 2008 compared to 35.8 percent in the same period in the prior year. Investments were made in 2007 for sales force expansion to support laser therapy sales and new product launches. These investments are becoming better leveraged in 2008, resulting in lower expense as a percentage of revenue. Offsetting these improvements in the second quarter of 2008 was increased spending on marketing programs. During the second quarter, we also recorded a charge of $1.1 million for the final negotiated settlement of distributor terminations related to the Laserscope acquisition. We will continue to invest in marketing and selling in support of increasing sales levels, but expect marketing and selling expense will decrease as a percentage of sales over time.
Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. Research and development expenses as a percentage of revenue decreased to 8.8 percent in the second quarter of 2008 compared to 9.4 percent in the same period of 2007, driven primarily by delays in enrollment in certain clinical trials and timing of project expenditures during the year. Research and development expenses in the second quarter of 2007 included costs of the Ovion clinical study along with design reliability improvements for the GreenLight HPS® High-Performance System which were not incurred in the comparable period of 2008. We expect total spending in research and development, over the longer term, to be approximately ten percent of sales.
In-process research and development. There were no in-process research and development (IPR&D) charges in the second quarters of fiscal 2008 or 2007. The following paragraphs describe the status of previously acquired IPR&D projects that remain in progress at June 28, 2008.

During 2006, we recognized IPR&D charges of $94.0 million, of which $25.6 million related to the acquisition of BioControl. We recognized an additional $7.5 million of IPR&D charges for BioControl during 2007. Since the technology purchased had not yet reached technological feasibility and lacked an alternative future use, the full purchase price of $33.1 million was charged to in-process research and development. The development efforts were less than 50 percent complete at the time of the acquisition. We are continuing international clinical trials in 2008 and expect products to be developed from this in-process development to reach marketability outside the United States in 2009. As a result of progress made on these international clinical trials, we expect to make a milestone payment associated with these activities of approximately $7.0 million later in 2008. This payment will accordingly be recorded as an IPR&D charge, net of related tax benefits, as the technology was acquired from BioControl in an asset purchase. We anticipate we will begin a clinical trial in the United States for urge incontinence in women late in 2009 or early in 2010.
Also during 2006, we recognized in-process research and development charges of $62.1 million related to our acquisition of Laserscope, primarily associated with in-process fiber development which had not yet reached technological feasibility and lacked an alternative future use. This included the development of fibers to treat bladder tumors, strictures and renal cancer, as well as other laser indications. Development for these therapies was estimated to be less than 50 percent complete at the time of acquisition. We are still in the development stages for these therapies and expect products to be developed from this in-process development to reach marketability after 2008.
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
General and administrative. General and administrative expenses as a percentage of sales for the three month period ended June 28, 2008 decreased to 8.1 percent of revenue from 9.1 percent in the comparable period of 2007. This decrease is due mainly to improved leveraging of our investments subsequent to the acquisition of Laserscope during 2008. We also incurred incremental information technology costs in 2007 as a result of upgrading our enterprise resource planning (ERP) system, along with incremental legal and administrative costs incurred in the comparable period in 2007. Our objective remains to leverage general and administrative expense as a percentage of sales.
Integration costs. The $0.1 million of integration costs for the three month period ended June 30, 2007 include costs incurred to integrate the acquired Laserscope operations into overall AMS operations, primarily for legal, consulting and retention bonuses. We do not anticipate further integration costs in future periods.
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The second quarter of 2008 reflects decreased amortization expense over the same period of 2007 primarily due to the full amortization of PV Fiber technology over its one year life since the acquisition of Laserscope in July 2006.
Royalty income. Our royalty income is from licensing our intellectual property. It includes royalty payments for our stent-delivery and microwave therapy technologies. We do not directly influence sales of the products on which these royalties are based and cannot give any assurance as to future income levels. Royalty income in the three month period ended June 28, 2008 also includes a one-time royalty payment of $1.5 million related to a portion of our urinary incontinence technology acquired in 2006.
Interest income. Interest income of $0.2 million and $0.3 million in the three month periods ended June 28, 2008 and June 30, 2007, respectively, was relatively consistent, as we used the majority of our excess cash in both periods to pay down debt.
Interest expense.  Interest expense decreased by $2.8 million in the three months ended June 28, 2008 from the comparable period in 2007 due to decreases in LIBOR rates and the impact of prepayments made over the past year. Interest expense includes interest incurred on $373.8 million principal value of Convertible Notes, which carry a fixed interest rate of 3.25 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent. Our weighted average interest rates were 4.8 percent and 7.7 percent at June 28, 2008 and June 30, 2007, respectively.  Average borrowings during the second quarter of 2008 on the Credit Facility were $281.4 million, compared to $337.2 million in the second quarter of 2007. In March 2008 and April 2008, we entered into two interest rate swaps, which are designated as cash flow hedging instruments, on the majority of our outstanding floating rate debt for a total period of 18 months.
In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP will change the balance sheet classification of a component of our Convertible Notes between equity and debt, and will result in additional non-cash economic interest cost being reflected in the income statement. This change in accounting treatment is effective for fiscal years beginning after December 15, 2008 and will be applied retrospectively to prior periods. The impact of our adoption of this FSP will be significant and will result in a material increase to non-cash interest expense beginning in fiscal year 2009 for financial statements covering past and future periods. We are currently in the process of quantifying the impact of the FSP on our consolidated financial position and results of operations. Our initial estimates indicate that adoption of this FSP could increase our reported interest and amortization of financing costs in the range of approximately $13.0 million to $19.0 million for 2009. A similar increase to expense will occur in the restatement of past years and the reporting of future years in which the notes are outstanding.
Amortization of financing costs. Amortization of financing costs in the three months ended June 28, 2008 and June 30, 2007 are $1.4 million and $0.8 million, respectively, and are comprised of the amortization of the costs associated with the issuance of the Convertible Notes and the Credit Facility, which were obtained in connection with financing our Laserscope acquisition. The higher amortization in the second quarter of 2008 was due to higher prepayments under the Credit Facility, resulting in a pro rata portion of the related fees and debt issuance costs being charged immediately to amortization of financing costs.
Other income. Other income increased by $0.2 million in the three months ended June 28, 2008 from the comparable period in 2007. The current quarter included a $1.2 million gain resulting from Iridex’s payment of receivables related to our disposal of the Laserscope aesthetics business, for which we had previously established reserves. This increase was partially offset by decreases due to the fluctuation in foreign currencies, mainly the Euro, against the U.S. dollar which relate to translating foreign denominated inter-company receivables to current rates.
Provision for income taxes. Our effective income tax rate was 39.3 percent and 39.1 percent for the three months ended June 28, 2008 and June 30, 2007, respectively. The increase in the effective tax rate between periods is primarily due to the expiration of the federal research and development credit as of December 31, 2007 offset by a larger domestic manufacturing tax incentive and lower non-tax deductible stock compensation expense in the current year.
Comparison of the Six Months Ended June 28, 2008 to the Six Months Ended June 30, 2007
Net sales. Net sales increased 11.3 percent to $250.2 million in the six months ended June 28, 2008 compared to $224.8 million in the six months ended June 30, 2007.  Growth in our business continues to be driven by the success of recent product launches, particularly the MiniArc® Single-Incision Sling and the InhibiZone®-coated AMS 800® Artificial Urinary Sphincter along with continuing launches outside the United States, specifically the AdVance® male sling for treating mild male incontinence and the AMS 700® MS™ for erectile restoration.
Net sales men’s health products. Net sales of men’s health products increased 10.9 percent to $168.5 million in the six months ended June 28, 2008 compared to $151.9 million in the six months ended June 30, 2007.  The largest portion of this increase is in the male continence product line, driven by the continued success of the AdVance® male sling and the AMS 800® with InhibiZone®. Erectile restoration products experienced growth, driven by the continued success of the AMS 700® MS™ and the more recent release of the AMS 700® LGX™. Partially offsetting these increases was a decline in revenue from our prostate treatment business compared to the first half of 2007, including our laser therapy products and sales of our TherMatrx® catheters, which are used for the treatment of non-obstructive BPH.
Net sales women’s health products. Net sales of our women’s health products increased 12.0 percent to $81.6 million in the six months ended June 28, 2008 compared to $72.9 million in the six months ended June 30, 2007. The female continence product line, driven by the new MiniArc® sling, contributed strong growth in dollars and units over the same period in 2007. Apogee® and Perigee® products also contributed revenue and unit growth over the same period in 2007, although the growth rates have been slowing, due in part to the market’s growing appetite for long-term clinical data. Our clinical prolapse studies, while in progress, have not yet reached their five year milestones. Also contributing to the slowing growth rate are competitive product offerings along with some delays in obtaining international reimbursement. Our Her Option® products experienced a decline in revenues compared to the first half of 2007. Revenue growth in this area has been impacted as the industry continues to experience lower than expected adoption rates for office-based procedures, and revenue growth was further impacted during the first six months of 2008 by our efforts to restructure our sales force to address these market issues.
Net sales by geography and foreign exchange effects. Net sales in the United States increased 6.2 percent to $174.2 million in the six months ended June 28, 2008 compared to $164.1 million in the six months ended June 30, 2007. International net sales increased 25.0 percent to $76.0 million in the six months ended June 28, 2008 compared to $60.8 million in the six months ended June 30, 2007 and represented 30.4 percent and 27.0 percent of our total net sales during the six months ended June 28, 2008 and June 30, 2007, respectively. The overall sales growth was positively impacted by approximately $6.5 million foreign currency exchange rate changes, mainly the Euro.
Cost of sales. Cost of sales as a percentage of revenue decreased to 23.3 percent during the current period, compared to 23.8 percent in the six month period ending June 30, 2007. Margins increased in the current period as a result of improved inventory planning, lower warranty and service costs on our laser therapy products, higher average selling prices and changes in the mix of products sold. Historically, cost of sales as a percent of revenue has generally benefited from stable overhead costs, which account for more than a quarter of our cost of sales.
Marketing and selling. Marketing and selling expenses as a percentage of revenue increased to 36.5 percent in the first six months of 2008 compared to 36.1 percent in the same period of the prior year. The increase in the current period related to increased spending on marketing programs, as well as a charge of $1.1 million for the final negotiated settlements of distributor terminations related to the Laserscope acquisition. These increases were partially offset by leveraging of investments made in 2007 for sales force expansion.
Research and development. Research and development expenses as a percentage of revenue decreased to 9.1 percent in the first six months of 2008 compared to 9.8 percent in the same period of 2007. Research and development expenses in the first six months of 2007 included costs of the Ovion clinical study along with design reliability improvements for the GreenLight HPS® High-Performance System which were not incurred in the comparable period of 2008.
General and administrative. General and administrative expenses as a percentage of sales for the six month period ended June 28, 2008 decreased to 8.3 percent of revenue from 9.6 percent in the comparable period of 2007. This decrease is due mainly to improved leveraging of expenses subsequent to the acquisition and integration of Laserscope, incremental information technology costs incurred in 2007 as a result of upgrading our enterprise resource planning (ERP) system, along with incremental legal and administrative costs incurred in the comparable period in 2007.
Integration costs. The $1.1 million of integration costs for the six month period of 2007 include costs incurred to integrate the acquired Laserscope operations into overall AMS operations, primarily for legal, consulting and retention bonuses.
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The first six months of 2008 reflects decreased amortization expense over the same period of 2007 primarily due to the full amortization of PV Fiber technology over its one year life since the acquisition of Laserscope in July 2006.
Royalty income. Our royalty income is from licensing our intellectual property. It includes royalty payments for our stent-delivery and microwave therapy technologies. We do not directly influence sales of the products on which these royalties are based and cannot give any assurance as to future income levels. Royalty income in the six month period ended June 28, 2008 also includes a one-time royalty payment of $1.5 million related to a portion of our urinary incontinence technology acquired in 2006.
Interest income. Interest income of $0.4 million and $0.6 million in the six month periods ended June 28, 2008 and June 30, 2007, respectively, was relatively consistent, as we used the majority of our excess cash in both periods to pay down debt.
Interest expense. Interest expense decreased by $4.3 million in the six months ended June 28, 2008 from the comparable period in 2007 due to decreases in LIBOR rates and the impact of prepayments made over the past year. Interest expense includes interest incurred on $373.8 million principal value of Convertible Notes, which carry a fixed interest rate of 3.25 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent. Our weighted average interest rates were 4.8 percent and 7.7 percent at June 28, 2008 and June 30, 2007, respectively.  Average borrowings during the first half of 2008 on the Credit Facility were $298.7 million, compared to $343.0 million in the first half of 2007. In the first six months of 2008, we entered into two interest rate swaps, which are designated as cash flow hedging instruments, on the majority of our outstanding floating rate debt for a total period of 18 months.
Amortization of financing costs. Amortization of financing costs in the six months ended June 28, 2008 and June 30, 2007 are $2.1 million and $1.5 million, respectively, and are comprised of the amortization of the costs associated with the issuance of the Convertible Notes and the Credit Facility, which were obtained in connection with financing our Laserscope acquisition. The higher amortization in the first half of 2008 was due to higher prepayments under the Credit Facility, resulting in a pro rata portion of the related fees and debt issuance costs being charged immediately to amortization of financing costs.
Other income. Other income for the six month period ended June 28, 2008 included a $1.2 million gain resulting from Iridex’s payment of receivables related to our disposal of the Laserscope aesthetics business, for which we had previously established reserves. In addition, the current period included gains resulting from the fluctuation in foreign currencies, mainly the Euro, against the U.S. dollar that relate to translating foreign denominated inter-company receivables to current rates. Other income for the six month period ended June 30, 2007 included a $1.6 million payment received as part of our settlement agreement with the Celsion Corporation in February 2007.
Provision for income taxes. Our effective income tax expense rate was 39.5 percent and 38.4 percent for the six months ended June 28, 2008 and June 30, 2007, respectively. The current period increase in the effective tax rate is primarily due to the expiration of the federal research and development credit as of December 31, 2007 and certain discrete items, partially offset by a larger domestic manufacturing tax incentive and lower non-tax deductible stock compensation expense in the current year.
Liquidity and Capital Resources
Cash and cash equivalents were $26.2 million as of June 28, 2008, compared to $34.0 million as of December 29, 2007. In addition, short term investments were $16.2 million as of June 28, 2008, compared to $1.1 million as of December 29, 2007. The overall increase in cash, cash equivalents and short term investments is due primarily to cash generated by operating activities.
Cash flows from operating activities. Net cash provided by operating activities was $46.5 million in the six months ended June 28, 2008, versus $13.6 million provided during the comparable period of 2007. Incremental cash of $15.0 million was generated from higher net income, adjusted for non-cash items, in the first six months of 2008 compared to the comparable period of 2007. Inventory balances decreased $13.6 million during the six month period ended June 28, 2008, resulting from our efforts to better plan production volumes to meet sales demands. This compares to an increase in inventory during the six month period ended June 30, 2007 of $14.0 million resulting from changes in product mix and total inventory valuation. This change in inventory between the periods generated incremental cash of $27.6 million, on a year over year basis. In addition, due to improvements in our days sales outstanding in the first six months of 2008, our lower accounts receivable balances generated cash of $3.1 million during this period, while accounts receivable increased $7.0 million in the comparable period of 2007. This change in accounts receivable on a year over year basis resulted in incremental cash of $10.1 million. Offsetting these sources of cash was our payment of $15.0 million for settlements of litigation, primarily due to the CryoGen arbitration award (see Notes to Consolidated Financial Statements – No. 10, Litigation Settlements).
Cash flows from investing activities. Cash used in investing activities was $16.0 million during the six months ended June 28, 2008, versus $8.0 million generated during the comparable period of 2007. During the first half of 2008, purchases of short-term investments, intangibles and property, plant and equipment of $15.1 million, $1.2 million and $3.1 million, respectively, were offset by our receipt of $3.3 million of payments related to our disposal of the Laserscope aesthetics business (see Notes to Consolidated Financial Statements – No. 2, Discontinued Operations and Sale of Aesthetics Business). During the first half of 2007, $21.7 million was generated from the sale of the aesthetics business (net of $4.3 million for selling costs, loss on discontinued operations and change in asset balances), partially offset by purchases for property, plant and equipment.
Cash flows from financing activities. Cash used for financing activities was $36.9 million during the first six months of 2008, versus $19.0 million used in the same period of 2007. Cash used for repayment of long-term debt under our Credit Facility was $41.7 million and $28.1 million for the first six months of 2008 and 2007, respectively. In addition, during the first half of 2008 we borrowed $12.0 million under our revolving credit facility, primarily to fund the payment of certain litigation settlements, which was repaid during the same period. Cash received from the issuance of common stock was $3.7 million and $8.9 million during the first six months of 2008 and 2007, respectively, the majority of which came from our employees exercising stock options.
We issued our Convertible Notes with a stated maturity of July 1, 2036 pursuant to an Indenture dated as of June 27, 2006 as supplemented by the first supplemental indenture dated September 6, 2006 (the Indenture) between us, certain of our significant domestic subsidiaries, as guarantors of the Convertible Notes, and U.S. Bank National

Association, as trustee for the benefit of the holders of the Convertible Notes, which specifies the terms of the Convertible Notes. The Convertible Notes bear interest at the rate of 3.25 percent per year, payable semiannually. The Convertible Notes are our direct, unsecured, senior subordinated obligations, rank junior to our Credit Facility and will rank junior in right of payment to all of our future senior secured debt as provided in the Indenture.
In addition to regular interest on the Convertible Notes, we will also pay contingent interest beginning July 1, 2011, if the average trading price of the Convertible Notes for the five consecutive trading days immediately before the last trading day before the relevant six-month period equals or exceeds 120 percent of the principal amount of the Convertible Notes. The Convertible Notes are convertible under certain circumstances for cash and shares of our common stock, if any, at a conversion rate of 51.5318 shares of our common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $19.406 per share), subject to adjustment. Upon conversion, we would be required to satisfy up to 100 percent of the principal amount of the Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock.
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
We may also redeem the Convertible Notes on or after July 6, 2011 at specified redemption prices as provided in the Indenture plus accrued and unpaid interest and contingent interest. Holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on July 1, 2013, July 1, 2016, July 1, 2021, July 1, 2026, and July 1, 2031 or in the event of a designated event, at a purchase price equal to 100 percent of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest and contingent interest.
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

The following table illustrates the number of common share equivalents that would potentially be included in weighted average common shares for the calculation of diluted EPS, assuming various market prices of our stock:

	The number of common share equivalents
If the average market	potentially included in the computation of		Percent
price of our stock is:	diluted EPS would be (1):		Dilution (2)
$ 19.00	—	(anti-dilutive)	0.0%
$ 25.00	4.3	million	5.6%
$ 30.00	6.8	million	8.5%
$ 35.00	8.6	million	10.5%

(1)	Common share equivalents are calculated using the treasury stock method, in accordance with EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.”

(2)	The percent dilution is based on 72,895,138 outstanding shares as of June 28, 2008.
For the three and six months ended June 28, 2008 and June 30, 2007, our Convertible Notes were excluded from the diluted net income per share calculation because the conversion price was greater than the average market price of our stock.
On July 20, 2006, our wholly-owned subsidiary, American Medical Systems, Inc. (AMS), entered into a senior secured Credit Facility. AMS and each majority-owned domestic subsidiary of AMS are parties to the Credit Facility as guarantors of all of the obligations of AMS arising under the Credit Facility. The obligations of AMS and each of the guarantors arising under the Credit Facility are secured by a first priority security interest on substantially all of their respective assets, including a mortgage on the AMS facility in Minnetonka, Minnesota.
The six-year senior secured Credit Facility consists of (i) term loan debt and (ii) a revolving credit facility of up to $65.0 million which is available to fund ongoing working capital needs, including future capital expenditures and permitted acquisitions. During January 2008, we borrowed $12.0 million under the revolving credit facility to fund the payment of certain litigation settlements (refer to Notes to Consolidated Financial Statements – No. 10, Litigation Settlements). We repaid the outstanding balance with operating cash in February 2008. As of June 28, 2008 and June 30, 2007, we had $272.3 million and $336.0 million, respectively, of term debt outstanding under our Credit Facility.
Our Credit Facility contains affirmative and negative covenants and other limitations (subject to various carve-outs and baskets) regarding us, AMS, and in some cases, the subsidiaries of AMS. The covenants limit: (a) investments, capital expenditures, dividend payments, the disposition of material assets other than in the ordinary course of business, and mergers and acquisitions under certain conditions, (b) transactions with affiliates, unless such transactions are completed in the ordinary course of business and upon fair and reasonable terms, (c) liens and indebtedness, and (d) substantial changes in the nature of our business. Our Credit Facility contains customary financial covenants for secured credit facilities, consisting of maximum total and senior debt leverage ratios and minimum interest coverage and fixed charge coverage ratios. These financial covenants adjust from time to time during the term of the Credit Facility. The covenants and restrictions contained in the Credit Facility could limit our ability to fund our business, make capital expenditures, and make acquisitions or other investments in the future.
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

The financial covenants specified in the Credit Facility, as amended, are summarized as follows:

	For The Fiscal	Amended
Financial	Periods Ending	Required
Covenants	Closest to	Ratio

Total Leverage Ratio	6/30/08 9/30/08 12/31/08 3/31/09 Reductions continuing until 6/30/10	5.00:1.00 (maximum) 4.75:1.00 4.50:1.00 4.25:1.00 3.00:1.00

Senior Leverage Ratio	6/30/08 9/30/08 12/31/08 3/31/09 Thereafter	2.50:1.00 (maximum) 2.50:1.00 2.25:1.00 2.00:1.00 2.00:1.00

Interest Coverage Ratio	6/30/08 9/30/08 12/31/08 3/31/09 Increases continuing until 9/30/09	3.50:1.00 (minimum) 3.50:1.00 3.75:1.00 3.75:1.00 4.00:1.00

Fixed Charge Coverage Ratio	6/30/08 9/30/08 12/31/08 3/31/09 Thereafter	1.25:1.00 (minimum) 1.40:1.00 1.40:1.00 1.50:1.00 1.50:1.00

Maximum Capital Expenditures	12/31/08 12/31/09	$15.0 million $17.5 million
As of June 28, 2008, we were in compliance with all financial covenants as defined in our Credit Facility which are summarized as follows:

Financial Covenant	Required Covenant	Actual Result

Total Leverage Ratio (1)	5.00:1.00 (maximum)	4.46
Senior Leverage Ratio (2)	2.50:1.00 (maximum)	1.88
Interest Coverage Ratio (3)	3.50:1.00 (minimum)	4.34
Fixed Charge Coverage Ratio (4)	1.25:1.00 (minimum)	2.20
Maximum Capital Expenditures (5)	$15.0 million	$3.1 million

(1)	Total outstanding debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(2)	Total outstanding senior secured debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(3)	Ratio of Consolidated EBITDA for the trailing four quarters to interest expense for such period.

(4)	Ratio of Consolidated EBITDA for the trailing four quarters to fixed charges (cash interest expense, scheduled principal payments on debt, capital expenditures, income taxes paid, earn-out and milestone payments) for such period.

(5)	Limit of capital expenditures for the full year.
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
On April 26, 2006, we acquired certain issued patents and other assets from BioControl Medical, Ltd., an Israeli company focused on developing medical devices for the application of electrical stimulation technology. We acquired an exclusive license for the use of the patents and technologies in urology, gynecology and other pelvic health applications. In addition, as part of this acquisition, we purchased Cytrix Israel, Ltd. (Cytrix), an Israeli company with no operations, other than the employment of a specific workforce to support the related licensed technology. The purchase price is comprised of an initial payment of $25.0 million, milestone payments for relevant accomplishments through and including FDA approval of the product of up to $25.0 million, and royalties over the first ten years of the related license agreement. We deposited $2.5 million of the initial payment in escrow to cover certain contingencies over the period of the agreement. The escrow period expired in April 2007 and the full balance was distributed to the seller. In the fourth quarter of 2007, we made a milestone payment of $7.5 million. We expect to make a second milestone payment of approximately $7.0 million later in 2008.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
We have interest rate risk on earnings from the floating LIBOR index that is used to determine the interest rates on our Credit Facility. On March 17, 2008 we entered into a fixed interest rate swap contract for the majority of our outstanding floating rate debt for a one-year period. On April 21, 2008 we entered into a second fixed interest rate swap contract on a portion of our floating rate debt for a six-month period that will commence upon the expiration of the first swap. Based on a sensitivity analysis, as of June 28, 2008, an instantaneous and sustained 100-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a decrease in income before income taxes of approximately $0.8 million over the next 12 months. The estimated impact to income takes into account the mitigating effect of the interest rate swap agreements. The fair market value of the outstanding swap contracts is $0.6 million at June 28, 2008.
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
During the three and six month periods ended June 28, 2008, revenues from sales to customers outside the United States were 30.8 percent and 30.4 percent of total consolidated revenues, respectively. International accounts receivable, inventory, cash, and accounts payable were 45.6 percent, 5.0 percent, 28.8 percent, and 21.6 percent of total consolidated accounts for each of these items, respectively, as of June 28, 2008. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $1.2 million and $2.2 million during the three and six months ended June 28, 2008, respectively.
At June 28, 2008, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $26.4 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $2.6 million. Actual amounts may differ.
In August 2008, we entered into foreign exchange forward contracts with notional amounts totaling €9.7 million to manage our exposure to foreign exchange rate fluctuations on a portion of our forecasted sales to and receivables from certain subsidiaries, denominated in Euros.
Inflation
We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 28, 2008.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during our second quarter ended June 28, 2008.

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of stockholders was held on May 8, 2008.
At the meeting, Richard B. Emmitt, Christopher H. Porter, Ph.D. and D. Verne Sharma were reelected for a term expiring in May 2011. Jane E. Kiernan and Thomas E. Timbie continue to serve as directors for terms expiring in May 2009, and Albert Jay Graf and Robert McLellan, M.D. continue to serve as directors for terms expiring in May 2010.
Also at the meeting, shareholders approved an amendment to our Employee Stock Purchase Plan to increase the number of shares of common stock issuable under the plan from 1,000,000 shares to 2,000,000 shares and to remove the termination date of the plan. In addition, shareholders ratified the appointment of Ernst & Young LLP as independent auditor for fiscal year 2008.
The results of the stockholder votes were as follows:

	For	Withheld
1. Election of Directors

Term expiring in 2011:
Richard B. Emmitt	68,438,334	723,949
Christopher H. Porter, Ph.D.	68,686,037	476,246
D. Verne Sharma	68,656,987	505,296

	For	Against	Abstain	Broker Non-Votes
2. Approval of amendment to Employee Stock Purchase Plan	63,982,035	569,398	30,704	4,580,146

3. Ratification of Ernst & Young LLP as independent auditor for fiscal year 2008	68,866,868	261,898	33,517	—
ITEM 6. EXHIBITS

Item
No.	Item	Method of Filing
10.1	Employment agreement, dated April 22, 2008, between Anthony P. Bihl, III and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 29, 2008 (File No. 000-30733).

10.2	Change in Control Severance Agreement, dated April 22, 2008, between Anthony P. Bihl, III and American Medical Systems Holdings, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 29, 2008 (File No. 000-30733).

10.3	Confidential separation agreement between Stephen J. McGill and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 30, 2008 (File No. 000-30733).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC

August 7, 2008	By	/s/ Anthony P. Bihl, III

Date		Anthony P. Bihl, III
President and Chief Executive Officer

August 7, 2008	By	/s/ Mark A. Heggestad

Date		Mark A. Heggestad
Executive Vice President and Chief Financial Officer

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Fiscal Quarter Ended June 28, 2008

Item No.	Item	Method of Filing
10.1	Employment agreement, dated April 22, 2008, between Anthony P. Bihl, III and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 29, 2008 (File No. 000-30733).

10.2	Change in Control Severance Agreement, dated April 22, 2008, between Anthony P. Bihl, III and American Medical Systems Holdings, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 29, 2008 (File No. 000-30733).

10.3	Confidential separation agreement between Stephen J. McGill and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 30, 2008 (File No. 000-30733).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.