Form 10-Q
period 2008-09-27
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2008-11-06
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of November 3, 2008 there were 73,290,774 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$117,468	$109,041	$367,627	$333,879
Cost of sales	24,863	24,441	83,038	77,925

Gross profit	92,605	84,600	284,589	255,954

Operating expenses
Marketing and selling	42,226	42,278	133,608	123,402
Research and development	11,260	9,918	33,926	32,047
In-process research and development	7,500	—	7,500	—
General and administrative	9,728	10,128	30,435	31,704
Integration costs	—	—	—	1,103
Amortization of intangibles	4,334	4,516	12,981	13,969

Total operating expenses	75,048	66,840	218,450	202,225

Operating income	17,557	17,760	66,139	53,729

Other (expense) income
Royalty income	745	3,482	3,576	4,664
Interest income	203	333	555	962
Interest expense	(6,168)	(9,460)	(21,044)	(28,681)
Amortization of financing costs	(1,358)	(1,130)	(3,497)	(2,667)
Other income (expense)	(957)	736	973	2,710

Total other (expense) income	(7,535)	(6,039)	(19,437)	(23,012)

Income from continuing operations before income taxes	10,022	11,721	46,702	30,717

Provision for income taxes	4,288	4,796	18,763	12,083

Net income from continuing operations	5,734	6,925	27,939	18,634

Loss from discontinued operations, net of tax benefit of $0.4 million	—	—	—	(691)

Net income	$5,734	$6,925	$27,939	$17,943

Net income (loss) per share
Basic net income from continuing operations	$0.08	$0.10	$0.38	$0.26
Discontinued operations, net of tax	—	—	—	(0.01)

Basic net income	$0.08	$0.10	$0.38	$0.25

Diluted net income from continuing operations	$0.08	$0.09	$0.38	$0.25
Discontinued operations, net of tax	—	—	—	(0.01)

Diluted net income	$0.08	$0.09	$0.38	$0.24

Weighted average common shares used in calculation
Basic	73,095	72,166	72,796	72,001
Diluted	74,209	73,740	73,945	73,605
The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 27, 2008	December 29, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$12,813	$34,044
Short-term investments	22,990	1,137
Accounts receivable, net	92,408	106,457
Inventories, net	44,957	60,707
Deferred income taxes	7,966	13,105
Other current assets	6,054	9,935

Total current assets	187,188	225,385

Property, plant and equipment, net	49,279	53,126
Goodwill	690,456	690,478
Developed and core technology, net	83,190	94,452
Other intangibles, net	47,868	49,337
Other long-term assets, net	1,721	3,655

Total assets	$1,059,702	$1,116,433

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,635	$13,364
Accrued compensation expenses	21,584	19,258
Accrued warranty expense	3,478	3,001
Other accrued expenses	16,477	46,464

Total current liabilities	50,174	82,087

Long-term debt	591,608	666,234
Deferred income taxes	27,898	23,333
Long-term income taxes payable	13,672	13,414
Long-term employee benefit obligations	3,175	3,175

Total liabilities	686,527	788,243

Stockholders’ equity
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding: 73,224,595 shares at September 27, 2008 and 72,258,512 shares at December 29, 2007	732	723
Additional paid-in capital	300,419	284,751
Accumulated other comprehensive income	8,279	6,910
Retained earnings	63,745	35,806

Total stockholders’ equity	373,175	328,190

Total liabilities and stockholders’ equity	$1,059,702	$1,116,433

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities
Net income	$27,939	$17,943
Net loss from discontinued operations	—	(691)

Net income from continuing operations	27,939	18,634

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities
Depreciation	7,530	6,229
Loss (gain) on asset disposals	442	(15)
Amortization of intangibles	12,981	13,969
Amortization of financing costs	3,497	2,667
In-process research and development charges	7,500	—
Non-cash impairment of available-for-sale securities	843	—
Proceeds from settlement of derivative contracts	(560)	—
Excess tax benefit from excercise of stock options	(1,265)	(213)
Tax benefit on exercised stock option arrangements	1,187	744
Change in net deferred income taxes	10,771	7,440
Stock based compensation	7,135	9,142

Changes in operating assets and liabilities:
Accounts receivable	13,922	(2,919)
Inventories	15,457	(29,830)
Accounts payable and accrued expenses	(29,021)	(19,861)
Other assets	269	21,817

Net cash provided by operating activities	78,627	27,804

Cash flows from investing activities
Purchase of property, plant and equipment	(4,139)	(13,930)
Purchase of business, net of cash acquired	—	(781)
Disposal of business	4,690	21,675
Purchase of investments in technology	(7,500)	—
Purchase of other intangibles	(1,262)	(379)
Purchase of short-term investments	(38,223)	(14,137)
Sale of short-term investments	16,563	14,010
Proceeds from settlement of derivative contracts	560	—

Net cash (used in) provided by investing activities	(29,311)	6,458

Cash flows from financing activities
Issuance of common stock	7,358	10,059
Excess tax benefit from exercise of stock options	1,265	213
Payments on long-term debt	(79,018)	(48,919)
Proceeds from short-term borrowings	12,000	—
Repayments of short-term borrowings	(12,000)	—

Net cash used in financing activities	(70,395)	(38,647)

Cash used in continuing operations	(21,079)	(4,385)

Cash used in discontinued operations
Operating activities	—	(691)

Cash used in discontinued operations	—	(691)
Effect of currency exchange rates on cash	(152)	(363)

Net decrease in cash and cash equivalents	(21,231)	(5,439)
Cash and cash equivalents at beginning of period	34,044	29,051

Cash and cash equivalents at end of period	$12,813	$23,612

Supplemental disclosure
Cash paid for interest	$27,432	$32,801
Cash paid (refunded) for taxes	8,189	(11,211)
Stock issued to settle contingent liabilities under InnovaQuartz purchase agreement	—	7,371
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
We have a 52 or 53 week fiscal year ending on the Saturday nearest December 31. Accordingly, the third fiscal quarters of 2008 and 2007 are represented by the three month periods ended on September 27, 2008 and September 29, 2007, respectively.
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
On January 16, 2007, we sold Laserscope’s aesthetics business to Iridex Corporation (Iridex) for a sale price consisting of $26.0 million of cash consideration and 213,435 shares of Iridex unregistered common stock (subject to certain post-closing adjustments), and up to an additional $9.0 million as determined by the book value of certain inventory following termination of a manufacturing transition period of approximately six to nine months. The terms of the sale included an obligation on our part to indemnify the buyer against certain potential liabilities, including for breaches of representations and warranties we made in the asset purchase agreement for a period of twelve months. In August 2007, we agreed with Iridex on the amount and payment plan for the final post-closing purchase price adjustment and an amount for the fair value of inventory to be purchased at the termination of the manufacturing transition period. The agreement included an increase to the purchase price of $1.1 million and an additional $4.1 million for the purchase of inventory. Pursuant to the payment plan, Iridex paid these amounts in scheduled payments through the third quarter of 2008. During the three and nine months ended September 27, 2008, Iridex paid $1.4 million and $2.6 million, respectively, of receivables for which we had previously established reserves, which we recorded in other income (expense).
Included in short-term investments at September 27, 2008 and December 29, 2007 is $0.7 million and $0.5 million, respectively, for the value of unregistered Iridex common stock received as partial consideration for the sale of the Laserscope aesthetics business. The common shares were subject to restrictions on sale and were previously accounted for using the cost method. The initial value of the shares of $1.2 million reflected a discount for illiquidity due to the restrictions on sale combined with Iridex’s declining financial performance. Beginning in December 2007, the stock is within the scope of Statement of Financial Accounting Standards (SFAS) No. 115,

Accounting for Certain Investments in Debt and Equity Securities, and is accounted for as an “available-for-sale” security with changes in value recorded through other comprehensive income, unless any decline in value below the current book value is considered other-than-temporary, in which case resulting adjustments will be recorded in earnings. In the first quarter of 2008, we determined that our investment was other-than-temporarily impaired and we recorded an impairment charge of $0.8 million. At September 27, 2008, an unrealized gain of $0.3 million was recorded in other comprehensive income for the Iridex stock.
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

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, interest on our debt that was required to be repaid as a result of the disposal transaction has been allocated to discontinued operations. During the nine months ended September 29, 2007, we were required to repay $16.4 million under our Senior Secured Credit Facility due to the disposal transaction. Our results of discontinued operations include interest expense and amortization of financing costs of $0.5 million for the nine months ended September 29, 2007. This amount includes an adjustment of $0.4 million to reflect extinguishment of a proportionate share of the debt discount and debt issuance costs. Further debt repayments due to the disposal transaction were made subsequent to September 29, 2007, to result in total repayments of $17.6 million.
In conjunction with the sale of the aesthetics business, we entered into a supply agreement with Iridex whereby we agreed to manufacture and supply to Iridex certain aesthetics devices during a transition period. The agreement expired on October 16, 2007. Iridex reimbursed us for our cost to produce the products. Certain of the final purchase orders under the supply agreement were delivered after expiration of the agreement. Delivery was completed in the third quarter of 2008. In addition, we also entered into an agreement with Iridex to provide administrative services at no charge during a transition period of 60 days. Pursuant to EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations, we presented the results of operations of the aesthetics business as discontinued operations because we believe that the cash flows under these agreements were not significant and we had no significant continuing involvement in the operations of the aesthetics business.
NOTE 3. Restructuring Costs
In fiscal year 2006, we recorded restructuring costs of approximately $7.5 million associated primarily with employee terminations and benefits for certain employees of Laserscope. These costs were recognized as liabilities assumed in the purchase business combination and are reflected as an increase to goodwill. These costs represent management’s approved reduction of the Laserscope workforce by 35 employees, mainly in administrative departments and transferred job functions, as well as costs associated with change-in-control provisions of certain Laserscope employment contracts. Our management approved these restructuring plans in the third quarter of 2006. Adjustments were made to these plans during 2007, primarily due to the completion of termination and benefit negotiations with certain employees, resulting in a decrease to this liability of $1.1 million. This adjustment was recorded as a decrease to goodwill. As of September 27, 2008, we have made cash payments related to severance and benefits of $6.4 million.
In addition, we established a plan to exit certain contracts and activities of Laserscope at the time of the acquisition, principally the termination of several existing distributor agreements. As a result of this plan, we recorded a liability of $2.0 million in fiscal year 2006 related to our estimate of contract termination costs, which was recognized as a liability assumed in the purchase business combination and reflected as an increase to goodwill. During 2007, we recorded adjustments to increase the liability by $7.0 million to reflect the final negotiated amounts in most cases, and current estimates in some cases, of the related costs to be incurred to terminate the existing distributor agreements. These adjustments were recorded as an increase to the purchase price in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, because they relate to finalization of the exit plan and adjustments to the original estimates that were determined within one year of the acquisition date. In the nine months ended September 27, 2008, we completed the remaining distributor negotiations and recorded adjustments to increase the liability by $1.1 million to reflect the final negotiated settlements. Since these adjustments were made outside of the purchase price allocation period, the adjustments were included in the determination of net income for the period and are reflected in marketing and selling expense on the consolidated statement of operations. As of September 27, 2008, we have made total payments and settlements of $10.0 million related to these exit activities. We plan to make the final payments of these negotiated settlements of less than $0.1 million during the fourth quarter of 2008.
The following table summarizes activity associated with the Laserscope restructuring program that occurred during the first nine months of 2008:

	Restructuring			Restructuring
	Liability as of	Adjustment to	Cash Payments /	Liability as of
(in thousands)	December 29, 2007	Liability	Settlements	September 27, 2008

Severance and benefits	$216	$—	$(163)	$53
Contract terminations and other	3,904	1,081	(4,937)	48

Total restructuring	$4,120	$1,081	$(5,100)	$101

Integration Costs
In the nine months ended September 29, 2007, we recorded $1.1 million of integration costs associated with the Laserscope acquisition, primarily related to legal, consulting and retention bonuses. These integration costs are included in operating expenses.
NOTE 4. Acquisitions
On April 26, 2006, we acquired certain issued patents and other assets from BioControl Medical, Ltd., (BioControl), an Israeli company focused on the development of medical devices for the application of implantable electrical stimulation technology. We acquired an exclusive license for the use of the patents and technologies in urology, gynecology and other pelvic health applications. In addition, as part of this acquisition, we purchased Cytrix Israel, Ltd. (Cytrix), an Israeli company with no operations, other than the employment of a specific workforce to support the related licensed technology. The purchase price is comprised of an initial payment of $25.0 million, milestone payments for relevant accomplishments through and including FDA approval of the product of up to $25.0 million, and royalties over the first ten years of the related license agreement. We deposited $2.5 million of the initial payment in escrow to cover certain contingencies over the period of the agreement. The escrow period expired in April 2007 and the full balance was distributed to the seller. We used both cash on hand and short-term borrowings on our January 20, 2005, senior credit facility to make the initial payment.
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
Additional contingent payments will be allocated to in-process research and development as this was the only asset acquired. As the license agreement from BioControl is an asset purchase and the in-process research and development includes tax basis, we were able to record related tax benefits. There were no significant tangible assets acquired or liabilities assumed. In the fourth quarter of 2007, we made a payment of $7.5 million for achieving the second milestone under the agreement. This payment was charged to in-process research and development expense in 2007.
In August 2008, we and BioControl amended the asset purchase and license agreements. Under these amendments, we agreed that the conditions for achieving the first milestone have been satisfied, and in the third quarter of 2008 we paid an additional $7.5 million for this milestone. This payment was charged to in-process research and development expense in the three and nine months ended September 27, 2008. In addition, BioControl agreed to eliminate our obligations to use commercially reasonable efforts to complete the remaining third milestone, and they released and waived all claims relating to such obligations. We remain liable to make the third milestone payment if and when the payment conditions are satisfied, and we agreed to make certain other payments in the event that we transfer the BioControl technology to another party prior to achieving the third milestone. The royalty period was also extended for an additional three years.

NOTE 5. Stock-Based Compensation
At September 27, 2008, we have one active stock-based employee compensation plan under which new awards may be granted. Awards may include incentive stock options, non-qualified option grants or restricted stock. Amounts recognized in our financial statements related to stock-based compensation were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Cost of sales	$452	$364	$1,455	$1,140
Marketing and selling	848	1,070	2,539	3,154
Research and development	559	677	1,675	2,080
General and administrative	665	1,265	1,466	2,768

Total stock-based compensation expense	$2,524	$3,376	$7,135	$9,142

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
Activity under our 2000 and 2005 plans for the nine months ended September 27, 2008 was as follows:

		Weighted average	Aggregate
	Options	exercise price	Intrinsic
	outstanding	per share	Value
			(in thousands)
Balance at December 29, 2007	7,587,892	$14.82
Granted	1,412,640	14.57
Exercised	(726,263)	7.09
Cancelled or expired	(701,781)	19.07

Balance at September 27, 2008	7,572,488	$15.12	$27,076

Options exercisable at September 27, 2008	4,654,652	$14.23	$21,001

The total intrinsic value of options exercised during the three and nine months ended September 27, 2008 was $1.4 million and $5.9 million, respectively. As of September 27, 2008, we had $18.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 2.5 years.
NOTE 6. Earnings per Share
The following table presents information necessary to calculate basic and diluted net income from continuing operations per common share and common share equivalents.

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net income from continuing operations	$5,734	$6,925	$27,939	$18,634

Weighted-average shares outstanding for basic net income per share	73,095	72,166	72,796	72,001
Dilutive effect of stock options and restricted shares	1,114	1,574	1,149	1,604

Adjusted weighted-average shares outstanding for diluted net income per share	74,209	73,740	73,945	73,605

Net income per share
Basic net income from continuing operations	$0.08	$0.10	$0.38	$0.26
Diluted net income from continuing operations	$0.08	$0.09	$0.38	$0.25
There were 5,104,900 and 4,979,534 weighted shares outstanding for the three and nine month periods ended September 27, 2008, respectively, that were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive. For the three and nine month periods ended September 29, 2007, there were 3,891,772 and 3,785,933 weighted shares outstanding, respectively, that were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive. In addition, our Convertible Senior

Subordinated Notes were excluded from the diluted net income per share calculation for all periods presented because the conversion price was greater than the average market price of our stock during the periods.
NOTE 7. Inventories
Inventories consist of the following as of September 27, 2008 and December 29, 2007:

(in thousands)	September 27, 2008	December 29, 2007

Raw materials	$13,386	$21,335
Work in process	5,380	7,587
Finished goods	31,620	34,673
Obsolescence reserve	(5,429)	(2,888)

Net inventories	$44,957	$60,707

NOTE 8. Warranties
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
Changes in the warranty balance during the three and nine months ended September 27, 2008 and September 29, 2007 are presented below:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Balance, beginning of period	$3,598	$2,808	$3,001	$2,715
Provisions for warranty	1,122	1,904	4,856	4,418
Claims processed	(1,242)	(1,118)	(4,379)	(3,539)

Balance, end of period	$3,478	$3,594	$3,478	$3,594

NOTE 9. Comprehensive Income
Comprehensive income is net income adjusted for the impact of foreign currency translation, and unrealized gains and losses on available-for-sale securities, interest rate swaps and foreign currency exchange contracts. Comprehensive income for the three and nine months ended September 27, 2008 and September 29, 2007 was:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net income	$5,734	$6,925	$27,939	$17,943

Foreign currency translation (loss) gain, net of taxes	(1,786)	1,705	6	2,947
Recognition of previously unrealized losses on available-for-sale securities, net of taxes	—	—	433	—
Unrealized gains on available-for-sale securities, net of taxes	102	—	210	—
Unrealized gain (loss) on derivative financial instruments:
Net change in periodic revaluations	579	—	1,112	—
Net amount reclassified to income	(263)	—	(392)	—

Comprehensive income	$4,366	$8,630	$29,308	$20,890

NOTE 10. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine month period ending September 27, 2008 were:

Nine Months Ended
(in thousands)	September 27, 2008

Goodwill, beginning of the period	$690,478
Effect of currency translation	(22)

Goodwill, end of the period	$690,456

The following table provides additional information concerning intangible assets:

	September 27, 2008			December 29, 2007
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	value	amount	amortization	value
Developed and core technology	$137,553	$(54,363)	$83,190	$137,553	$(43,101)	$94,452

Other intangibles
Amortized
Patents	11,510	(9,221)	2,289	11,325	(8,964)	2,361
Licenses	9,223	(7,352)	1,871	9,158	(6,507)	2,651
Royalty agreement	2,970	(1,053)	1,917	2,970	(767)	2,203
Trademarks	2,208	(1,217)	991	2,208	(886)	1,322

Total amortized other intangible assets	25,911	(18,843)	7,068	25,661	(17,124)	8,537

Unamortized
Trademarks	40,800	—	40,800	40,800	—	40,800

Total other intangibles	66,711	(18,843)	47,868	66,461	(17,124)	49,337

Total intangible assets	$204,264	$(73,206)	$131,058	$204,014	$(60,225)	$143,789

	Nine Months Ended		Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Amortization expense	$4,334	$4,516	$12,981	$13,969
The estimated amortization expense for currently-owned intangibles, as presented above, for the years 2008 through 2012 is $17.3 million, $17.1 million, $16.3 million, $15.6 million and $10.6 million, respectively.
NOTE 11. Litigation Settlements
During the first nine months of 2008, we made cash payments of $15.0 million for litigation settlements, primarily due to the arbitration award to the former shareholders of CryoGen, Inc. On March 15, 2006, we received a demand for arbitration by Robert A. Knarr, as shareholder representative, on behalf of the former shareholders of CryoGen, Inc. On December 30, 2002, we acquired CryoGen, Inc. pursuant to the Agreement and Plan of Merger, dated as of December 13, 2002, as amended, among our wholly-owned subsidiary, American Medical Systems, Inc., CryoGen, Inc. and Robert A. Knarr, as shareholders’ representative. The arbitration demand alleged that we breached the merger agreement by, among other things, failing to use commercially reasonable efforts to promote, market and sell the Her Option® System and by acting in bad faith and thereby negatively impacting the former CryoGen shareholders’ right to an earnout payment under the merger agreement. The arbitration demand requested damages of the $110 million maximum earnout payment under the merger agreement. On December 18, 2007, the arbitration panel issued its decision in the arbitration proceeding, and awarded the CryoGen shareholders an earnout payment. We recorded a charge to earnings for the arbitration award in December 2007, and we paid the arbitration award in January 2008.
NOTE 12. Debt
Senior Secured Credit Facility
On July 20, 2006, in conjunction with the Laserscope acquisition, our wholly-owned subsidiary, American Medical Systems, Inc. (AMS), entered into a credit and guarantee agreement (the Credit Facility) with CIT Healthcare LLC, as agent, and certain lenders from time to time party thereto (the Lenders). AMS and each majority-owned domestic subsidiary of AMS are parties to the Credit Facility as guarantors of all of the obligations of AMS arising under the Credit Facility. Each of the subsidiary guarantors is 100 percent owned by us and the guarantees are joint and several. The obligations of AMS and each of the guarantors arising under the Credit Facility are secured by a first priority security interest granted to the agent on substantially all of their respective assets, including a mortgage on the AMS facility in Minnetonka, Minnesota.
The six-year senior secured Credit Facility consists of (i) term loan debt and (ii) a revolving credit facility of up to $65.0 million which is available to fund ongoing working capital needs, including future capital expenditures and permitted acquisitions. During January 2008, we borrowed $12.0 million under the revolving credit facility to fund the payment of certain litigation settlements (refer to Note 11, Litigation Settlements). We repaid the outstanding balance with operating cash in February 2008. As of September 27, 2008 and September 29, 2007, there were $235.0 million and $315.2 million of term loans outstanding under the Credit Facility.
At our option, term loans under the Credit Facility (other than swing line loans) bear interest at a variable rate based on LIBOR or an alternative variable rate based on the greater of the prime rate or the federal funds effective rate plus 0.5 of 1.0 percent (Federal Funds Rate) plus an applicable margin. The applicable margin for term loans based on LIBOR is 2.25 percent per annum, while the applicable margin for term loans based on the prime rate or the Federal Funds Rate is 1.25 percent per annum. As of September 27, 2008, all debt under the Credit Facility had a variable interest rate based on the LIBOR index. The applicable margin for loans under the revolving credit facility is determined by reference to our total leverage ratio, as defined in the Credit Facility. In addition to initial Credit Facility fees and reimbursement of agent expenses, we are obligated to pay commitment fees on the revolving credit facility.
The term loans amortize 1.0 percent of the current principal balance quarterly from December 2006 through September 2011 and the remaining 95 percent will amortize December 2011 through July 2012. In addition, mandatory prepayments are due under the Credit Facility equal to (i) 75 percent of Excess Cash Flow (defined generally as net income, plus depreciation and amortization and other non-cash charges including IPR&D, plus decreases or minus increases in working capital, minus capital expenditures (to the extent not financed) and amortization payments with respect to the term loan, and any other indebtedness permitted under the loan documents) with a step-down of 50 percent of Excess Cash Flow when the Total Leverage Ratio is less than 4.00 to 1.00, (ii) 100 percent of the net proceeds of any asset sale (subject to a limited reinvestment option and a $2.5 million exception), (iii) 100 percent of the net proceeds of any debt (including convertible securities) or preferred stock issuance, and (iv) 50 percent of the net proceeds of any other equity issuance. Amounts due under the Credit Facility may also be voluntarily prepaid without premium or penalty.
Amortization and other prepayments of $37.3 million and $79.0 million were made during the three and nine months ended September 27, 2008, respectively. Amortization and other prepayments of $20.8 million and $48.9 million were made during the three and nine months ended September 29, 2007, respectively, including $16.4 million during the first nine months of 2007 for prepayments related to the disposal of the aesthetics business.
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
Fees of $10.5 million are classified as debt discount and are being accreted to amortization of financing costs using the effective interest method over a six year period. Additional debt issuance costs of approximately $2.4 million are recorded as other long-term assets and are being amortized over six years using the straight-line method. Upon payment of the prepayments described above, a pro rata portion of the related discount and debt issuance costs of $0.9 million and $1.9 million was immediately charged to amortization of financing costs in the three and nine months ending September 27, 2008, respectively, and $0.6 million and $1.4 million was immediately charged to amortization of financing costs in the three and nine months ending September 29, 2007, respectively. Of these charges, $0.4 million related to the sale of the aesthetics business and were charged to discontinued operations during the nine months ended September 29, 2007.
Amendment of Credit Facility
On October 29, 2007, we entered into a First Amendment of our Credit Facility to modify certain financial covenant ratios as defined in the Credit Facility (the Amendment). Pursuant to the terms of the Amendment, certain of the financial tests and covenants provided in Section 6.8 of the Credit Facility were amended and restated, including the interest coverage ratio, the total leverage ratio, the fixed charge coverage ratio, and the prior year maximum consolidated capital expenditures.
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
Our Convertible Notes are convertible under the following circumstances for cash and shares of our common stock, if any, at a conversion rate of 51.5318 shares of our common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $19.406 per share), subject to adjustment: (1) when, during any fiscal quarter, the last reported sale price of our common stock is greater than 130% of the conversion price for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding fiscal quarter; (2) during the five trading days immediately after any five consecutive trading-day period in which the trading price of a Convertible Note for each day of that period was less than 98% of the product of the closing price of our common stock and the applicable conversion rate; (3) if specified distributions to holders of our common stock occur; (4) if we call the Convertible Notes for redemption; (5) if a designated event occurs; or (6) during the 60 days prior to, but excluding, any scheduled repurchase date or maturity date. Upon conversion, we would be required to satisfy up to 100 percent of the principal amount of the Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock. If a holder elects to convert its Convertible Notes in connection with a designated event that occurs prior to July 1, 2013, we will pay, to the extent described in the Indenture, a make whole premium by increasing the conversion rate applicable to such Convertible Notes. Conversion of our Convertible Notes into common stock could result in dilution to our shareholders. The Convertible Notes currently hold a fair value above their conversion rate, even with the recent disruption in the capital and credit markets. We believe the Convertible Notes will continue to trade at or above these levels because of their interest coupon or other redemption rights. However, conditions could deteriorate further, to the point where holders value the liquidity from the Convertible Notes, even at a significant discount. Any redemption due to the trading price discount, described in (2) above, would be subject to the restrictions imposed by the Credit Facility and would occur at the lower of market or conversion value, which would likely be substantially below the par value of the debt. All of the above conversion rights will be subject to certain limitations imposed by our Credit Facility.
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
Underwriting commissions of approximately $11.2 million are classified as debt discount and are being accreted to interest expense using the effective interest method over the 30 year term of the Convertible Notes. Debt issuance costs of approximately $1.4 million are recorded as other long-term assets and are being amortized using the straight line method over the 30 year term of the Convertible Notes.
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
The following supplemental condensed consolidating financial information presents the statements of operations for each of the three and nine month periods ended September 27, 2008 and September 29, 2007, the balance sheets as of September 27, 2008 and December 29, 2007, and the statements of cash flows for each of the nine month periods ended September 27, 2008 and September 29, 2007, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group. In the condensed consolidating financial statements, we and the Guarantor Subsidiaries account for investment in wholly-owned subsidiaries using the equity method.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended September 27, 2008
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$106,020	$25,737	$(14,289)	$117,468

Cost of sales	—	25,099	14,486	(14,722)	24,863

Gross profit	—	80,921	11,251	433	92,605

Operating expenses
Marketing and selling	—	32,483	9,743	—	42,226
Research and development	—	11,260	—	—	11,260
In-process research and development	—	7,500	—	—	7,500
General and administrative	—	9,728	—	—	9,728
Amortization of intangibles	—	3,465	869	—	4,334

Total operating expenses	—	64,436	10,612	—	75,048

Operating income	—	16,485	639	433	17,557

Other (expense) income
Royalty income	—	745	—	—	745
Interest income	—	228	31	(56)	203
Interest expense	(3,037)	(3,129)	(58)	56	(6,168)
Amortization of financing costs	(105)	(1,253)	—	—	(1,358)
Other income (expense)	—	(468)	(473)	(16)	(957)

Total other (expense) income	(3,142)	(3,877)	(500)	(16)	(7,535)

(Loss) income before income taxes	(3,142)	12,608	139	417	10,022

Provision for income taxes	(1,767)	5,664	203	188	4,288
Equity in earnings of subsidiary	6,880	(64)	—	(6,816)	—

Net income (loss)	$5,505	$6,880	$(64)	$(6,587)	$5,734

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Nine Months Ended September 27, 2008
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$332,505	$84,572	$(49,450)	$367,627

Cost of sales	—	82,277	50,567	(49,806)	83,038

Gross profit	—	250,228	34,005	356	284,589

Operating expenses
Marketing and selling	—	102,647	30,961	—	133,608
Research and development	—	33,926	—	—	33,926
In-process research and development	—	7,500	—	—	7,500
General and administrative	—	30,434	1	—	30,435
Amortization of intangibles	—	10,372	2,609	—	12,981

Total operating expenses	—	184,879	33,571	—	218,450

Operating income	—	65,349	434	356	66,139

Other (expense) income
Royalty income	—	2,076	1,500	—	3,576
Interest income	—	1,269	64	(778)	555
Interest expense	(9,111)	(11,921)	(790)	778	(21,044)
Amortization of financing costs	(314)	(3,183)	—	—	(3,497)
Other income (expense)	—	1,476	(512)	9	973

Total other (expense) income	(9,425)	(10,283)	262	9	(19,437)

(Loss) income before income taxes	(9,425)	55,066	696	365	46,702

Provision for income taxes	(3,908)	22,234	287	150	18,763
Equity in earnings of subsidiary	33,241	409	—	(33,650)	—

Net income	$27,724	$33,241	$409	$(33,435)	$27,939

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended September 29, 2007
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$102,208	$21,904	$(15,071)	$109,041

Cost of sales	—	24,148	15,159	(14,866)	24,441

Gross profit	—	78,060	6,745	(205)	84,600

Operating expenses
Marketing and selling	—	35,206	7,072	—	42,278
Research and development	—	9,757	161	—	9,918
General and administrative	—	10,116	12	—	10,128
Amortization of intangibles	—	3,646	870	—	4,516

Total operating expenses	—	58,725	8,115	—	66,840

Operating income (loss)	—	19,335	(1,370)	(205)	17,760

Other (expense) income
Royalty income	—	3,482	—	—	3,482
Interest income	—	473	14	(154)	333
Interest expense	(3,037)	(6,376)	(196)	149	(9,460)
Amortization of financing costs	(105)	(1,025)	—	—	(1,130)
Other income (expense)	—	525	195	16	736

Total other (expense) income	(3,142)	(2,921)	13	11	(6,039)

(Loss) income before income taxes	(3,142)	16,414	(1,357)	(194)	11,721

Provision for income taxes	(1,286)	6,716	(555)	(79)	4,796
Equity in earnings of subsidiary	8,896	(802)	—	(8,094)	—

Net income (loss)	$7,040	$8,896	$(802)	$(8,209)	$6,925

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Nine Months Ended September 29, 2007
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$306,997	$67,988	$(41,106)	$333,879

Cost of sales	—	75,939	42,582	(40,596)	77,925

Gross profit	—	231,058	25,406	(510)	255,954

Operating expenses
Marketing and selling	—	99,790	23,612	—	123,402
Research and development	—	31,797	250	—	32,047
General and administrative	—	31,631	73	—	31,704
Integration costs	—	1,103	—	—	1,103
Amortization of intangibles	—	11,359	2,610	—	13,969

Total operating expenses	—	175,680	26,545	—	202,225

Operating income (loss)	—	55,378	(1,139)	(510)	53,729

Other (expense) income
Royalty income	—	4,664	—	—	4,664
Interest income	—	1,077	39	(154)	962
Interest expense	(8,952)	(19,376)	(502)	149	(28,681)
Amortization of financing costs	(420)	(2,247)	—	—	(2,667)
Other income (expense)	—	2,751	(52)	11	2,710

Total other (expense) income	(9,372)	(13,131)	(515)	6	(23,012)

(Loss) income from continuing operations before income taxes	(9,372)	42,247	(1,654)	(504)	30,717

Provision for income taxes	(3,659)	16,590	(661)	(187)	12,083

Net (loss) income from continuing operations	(5,713)	25,657	(993)	(317)	18,634

Loss from discontinued operations, net of tax	—	(691)	—	—	(691)
Equity in earnings (loss) of subsidiary	23,973	(993)	—	(22,980)	—

Net income (loss)	$18,260	$23,973	$(993)	$(23,297)	$17,943

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of September 27, 2008
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$5,191	$7,622	$—	$12,813
Short-term investments	11,650	10,927	413	—	22,990
Accounts receivable, net	632,822	65,818	26,513	(632,745)	92,408
Inventories, net	—	42,431	7,132	(4,606)	44,957
Deferred income taxes	—	7,337	629	—	7,966
Other current assets	—	4,856	1,198	—	6,054

Total current assets	644,472	136,560	43,507	(637,351)	187,188

Property, plant and equipment, net	—	47,674	1,605	—	49,279
Goodwill	—	627,813	86,665	(24,022)	690,456
Developed and core technology, net	—	65,236	17,954	—	83,190
Other intangibles, net	—	45,951	1,917	—	47,868
Investment in subsidiaries	115,346	18,757	—	(134,103)	—
Other long-term assets, net	1,311	244	166	—	1,721

Total assets	$761,129	$942,235	$151,814	$(795,476)	$1,059,702

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,600	$525,686	$107,472	$(646,123)	$8,635
Accrued compensation expenses	—	18,324	3,260	—	21,584
Accrued warranty expense	—	3,569	(91)	—	3,478
Other accrued expenses	2,970	13,889	(382)	—	16,477

Total current liabilities	24,570	561,468	110,259	(646,123)	50,174

Non-current liabilities
Long-term debt	363,384	228,224	—	—	591,608
Intercompany loans payable	—	—	15,250	(15,250)	—
Deferred income taxes	—	20,350	7,548	—	27,898
Long-term income taxes payable	—	13,672	—	—	13,672
Long-term employee benefit obligations	—	3,175	—	—	3,175

Total non-current liabilities	363,384	265,421	22,798	(15,250)	636,353

Total liabilities	387,954	826,889	133,057	(661,373)	686,527

Stockholders’ equity
Common stock	732	—	9	(9)	732
Additional paid-in capital	300,419	3,424	67,329	(70,753)	300,419
Accumulated other comprehensive income	8,279	2,027	6,853	(8,880)	8,279
Retained earnings (deficit)	63,745	109,895	(55,434)	(54,461)	63,745

Total stockholders’ equity	373,175	115,346	18,757	(134,103)	373,175

Total liabilities and stockholders’ equity	$761,129	$942,235	$151,814	$(795,476)	$1,059,702

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of December 29, 2007
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$32	$21,671	$12,341	$—	$34,044
Short-term investments	—	792	345	—	1,137
Accounts receivable, net	637,000	72,207	34,094	(636,844)	106,457
Inventories, net	—	58,545	7,314	(5,152)	60,707
Deferred income taxes	—	12,522	583	—	13,105
Other current assets	—	8,062	1,873	—	9,935

Total current assets	637,032	173,799	56,550	(641,996)	225,385

Property, plant and equipment, net	—	51,623	1,503	—	53,126
Goodwill	—	627,813	86,686	(24,021)	690,478
Developed and core technology, net	—	74,173	20,279	—	94,452
Other intangibles, net	—	47,134	2,203	—	49,337
Investment in subsidiaries	80,318	27,312	—	(107,630)	—
Other long-term assets, net	1,346	2,199	110	—	3,655

Total assets	$718,696	$1,004,053	$167,331	$(773,647)	$1,116,433

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,397	$531,104	$106,050	$(645,187)	$13,364
Accrued compensation expenses	—	16,419	2,839	—	19,258
Accrued warranty expense	—	3,001	—	—	3,001
Other accrued expenses	6,005	37,677	2,782	—	46,464

Total current liabilities	27,402	588,201	111,671	(645,187)	82,087

Non-current liabilities
Long-term debt	363,104	303,130	—	—	666,234
Intercompany loans payable	—	—	20,830	(20,830)	—
Deferred income taxes	—	15,815	7,518	—	23,333
Long-term income taxes payable	—	13,414	—	—	13,414
Long-term employee benefit obligations	—	3,175	—	—	3,175

Total non-current liabilities	363,104	335,534	28,348	(20,830)	706,156

Total liabilities	390,506	923,735	140,019	(666,017)	788,243

Stockholders’ equity
Common stock	723	—	9	(9)	723
Additional paid-in capital	284,751	3,424	75,683	(79,107)	284,751
Accumulated other comprehensive income	6,910	242	7,462	(7,704)	6,910
Retained earnings (deficit)	35,806	76,652	(55,842)	(20,810)	35,806

Total stockholders’ equity	328,190	80,318	27,312	(107,630)	328,190

Total liabilities and stockholders’ equity	$718,696	$1,004,053	$167,331	$(773,647)	$1,116,433

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Nine Months Ended September 27, 2008
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(8,655)	$88,124	$(842)	$—	$78,627

Cash flows from investing activities
Purchase of property, plant and equipment	—	(3,734)	(405)	—	(4,139)
Disposal of business	—	4,690	—	—	4,690
Purchase of investments in technology	—	(7,500)	—	—	(7,500)
Purchase of other intangibles	—	(1,262)	—	—	(1,262)
Purchase of short-term investments	—	(38,158)	(65)	—	(38,223)
Sale of short-term investments	—	16,563	—	—	16,563
Proceeds from settlement of derivative contracts		560	—	—	560

Net cash used in investing activities	—	(28,841)	(470)	—	(29,311)

Cash flows from financing activities
Intercompany notes	—	3,255	(3,255)	—	—
Issuance of common stock	7,358	—	—	—	7,358
Excess tax benefit from exercise of stock options	1,265	—	—	—	1,265
Payments on long-term debt	—	(79,018)	—	—	(79,018)
Proceeds from short-term borrowings	—	12,000	—	—	12,000
Repayments of short-term borrowings	—	(12,000)	—	—	(12,000)

Net cash provided by (used in) financing activities	8,623	(75,763)	(3,255)	—	(70,395)

Effect of exchange rates on cash	—	—	(152)	—	(152)

Net decrease in cash and cash equivalents	(32)	(16,480)	(4,719)	—	(21,231)

Cash and cash equivalents at beginning of period	32	21,671	12,341	—	34,044

Cash and cash equivalents at end of period	$—	$5,191	$7,622	$—	$12,813

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

NOTE 13. Fair Value Measurements and Derivative Financial Instruments
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
The following table summarizes our financial assets measured at fair value on a recurring basis as of September 27, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
Description	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets
Money market funds	$21,637	$—	$—
Available-for-sale securities	694	—	—
Other short-term investments	246	413	—
Derivatives	—	1,166	—

Total	$22,577	$1,579	$—

Liabilities
Derivatives	$—	$12	$—

Money market funds: Our money market funds are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy because the money market funds are valued using quoted market prices in active markets.
Available-for-sale securities: As of September 27, 2008, our available-for-sale securities included unregistered common stock of Iridex. These are valued using quoted market prices multiplied by the number of shares owned (see Note 2, Discontinued Operations and Sale of Aesthetics Business).
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
Derivatives: The total fair value of various swap contracts as of September 27, 2008 is $0.5 million. The fair value of various foreign exchange forward contracts as of September 27, 2008 is $0.6 million. We measure our derivatives at fair value on a recurring basis using significant observable inputs, which is a Level 2 as defined in the SFAS No. 157 fair value hierarchy.
During the third quarter of 2008, due to market changes in the yield curve we replaced our existing fixed interest rate swap contracts, which were based on three-month LIBOR, with new swap contracts based on one-month LIBOR, to hedge the floating rate interest payments for a portion of our borrowings under the Credit Facility. The net gain on the terminated swaps of $0.4 million was immediately recognized in other income (expense), since the original forecasted transactions based on the previous index are no longer probable of occurring.
In addition, in August 2008, we entered into foreign exchange forward contracts that are designated as cash flow hedges of currency fluctuations for a portion of our forecasted sales to certain subsidiaries, denominated in Euros. We also entered into a foreign exchange forward contract with a notional amount of €2.4 million that matured in September 2008. The purpose of the September contract was to manage a portion of our exposure to foreign exchange rate fluctuations on certain inter-company receivables denominated in Euros. This contract was not designated as an accounting hedge and the change in fair value of $0.2 million was recorded in earnings in the third quarter of 2008.
We use derivatives to mitigate our exposure to volatility in interest and foreign currency exchange rates. We hedge only exposures in the ordinary course of business. We account for our derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, which requires all derivatives to be carried on the balance sheet at fair value and meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a Consolidated Statement of Operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense and translation gain or loss. Derivatives held by us are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in cost for the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statement of Operations at such time, with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined from dealer quotations. The interest rate swap and foreign currency exchange forward contract derivatives outstanding at September 27, 2008 have remaining terms between two and fifteen months, and the associated underlying transactions are expected to occur within those time frames.
The effective portion of the change in fair value of the interest rate swaps and foreign currency exchange contracts is reported in accumulated other comprehensive income, a component of stockholder’s equity, and is being recognized as an adjustment to interest expense or other income (expense), respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivatives, and such changes are recognized currently in earnings. No ineffectiveness was recognized in the three or nine month periods ended September 27, 2008. Amounts due from counterparties (unrealized hedge gains) or owed to counterparties (unrealized hedge losses) are included in accounts receivable, net or other accrued expenses, respectively. Cash receipts or payments related to our derivatives are generally classified in the Consolidated Statements of Cash Flow as cash flows from operating activities, consistent with the related items being hedged, unless the derivative is not designated as a hedge or if hedge accounting is discontinued, in which case the receipts or payments are classified as cash flows from investing activities.
NOTE 14. Industry Segment Information and Foreign Operations
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
We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia and South America, who then sell the products to medical institutions. No customer or distributor accounted for five percent or more of net sales during the three and nine month periods ended September 27, 2008 or September 29, 2007. Foreign subsidiary sales are predominantly to customers in Western Europe, Canada, Australia and Brazil and our foreign subsidiary assets are located in the same countries.

The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

United States
Net sales	$84,489	$78,992	$258,700	$243,068
Long-lived assets	855,545	891,744	855,545	891,744

International
Net sales	32,979	30,049	108,927	90,811
Long-lived assets	18,302	17,857	18,302	17,857
NOTE 15. Recently Adopted Accounting Pronouncements and New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other pronouncements require or permit assets or liabilities to be measured by fair value and while not requiring new fair value measurements, may change current practices. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, The Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. The effective date for financial assets and liabilities was unchanged and takes effect for fiscal years beginning after November 15, 2007. In accordance with this interpretation, we have only adopted the provisions of SFAS No. 157 for financial assets and liabilities that are measured at fair value for our fiscal year beginning December 30, 2007. The provisions of SFAS No. 157 have not been applied to nonfinancial assets and nonfinancial liabilities. The major categories of nonfinancial assets and nonfinancial liabilities that are measured at fair value, for which we have not applied the provisions of SFAS No. 157 are as follows: goodwill, intangible assets and other long-lived assets measured at fair value for an impairment assessment, and assets and liabilities acquired as part of a purchase business combination. See Note 13, Fair Value Measurements and Derivative Financial Instruments, for additional information, including the effects of adoption on our Consolidated Balance Sheet.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008. We expect to adopt SFAS No. 161 in the first quarter of 2009, and the adoption is not expected to have any impact on our consolidated financial position or results of operations since it is a disclosure-only standard.
In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP will change the balance sheet classification of a component of our Convertible Notes between equity and debt, and will result in additional non-cash amortization cost being reflected in the statement of operations. This change in accounting treatment is effective for fiscal years beginning after December 15, 2008 and will be applied retrospectively to prior periods. The impact of our adoption of this FSP will be significant and will result in a material increase to non-cash amortization expense beginning in fiscal year 2009 for financial statements covering past and future periods. We estimate that the adoption of this FSP will reduce our net income for fiscal year 2009 by approximately $9.0 million to $11.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Any statements not of historical fact may be considered forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements as a result of many factors, including, but not limited to, those discussed under the heading “Forward-Looking Statements” below.
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

Results of Operations
The following table compares net sales by product line and geography for the three and nine month periods ended September 27, 2008 and September 29, 2007.

	Three Months Ended				Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007	$ Increase	% Increase	September 27, 2008	September 29, 2007	$ Increase	% Increase

Sales
Men’s health	$78,163	$73,916	$4,247	5.7%	$246,703	$225,854	$20,849	9.2%
Women’s health	39,305	35,125	4,180	11.9%	120,924	108,025	12,899	11.9%

Total	$117,468	$109,041	$8,427	7.7%	$367,627	$333,879	$33,748	10.1%

Geography
United States	$84,489	$78,992	$5,497	7.0%	$258,700	$243,068	$15,632	6.4%
International	32,979	30,049	2,930	9.8%	108,927	90,811	18,116	19.9%

Total	$117,468	$109,041	$8,427	7.7%	$367,627	$333,879	$33,748	10.1%

	Three Months Ended				Nine Months Ended
Percent of total sales	September 27, 2008	September 29, 2007			September 27, 2008	September 29, 2007

Men’s health	66.5%	67.8%			67.1%	67.6%
Women’s health	33.5%	32.2%			32.9%	32.4%

Total	100.0%	100.0%			100.0%	100.0%

Geography
United States	71.9%	72.4%			70.4%	72.8%
International	28.1%	27.6%			29.6%	27.2%

Total	100.0%	100.0%			100.0%	100.0%

The following table compares revenue, expense, and other income (expense) for the three and nine months ended September 27, 2008 and September 29, 2007:

	Three Months Ended				Nine Months Ended
	September 27,	September 29,	$ Increase	% Increase	September 27,	September 29,	$ Increase	% Increase
(in thousands)	2008	2007	(Decrease)	(Decrease)	2008	2007	(Decrease)	(Decrease)

Net sales	$117,468	$109,041	$8,427	7.7%	$367,627	$333,879	$33,748	10.1%
Cost of sales	24,863	24,441	422	1.7%	83,038	77,925	5,113	6.6%

Gross profit	92,605	84,600	8,005	9.5%	284,589	255,954	28,635	11.2%

Operating expenses
Marketing and selling	42,226	42,278	(52)	-0.1%	133,608	123,402	10,206	8.3%
Research and development	11,260	9,918	1,342	13.5%	33,926	32,047	1,879	5.9%
In-process research and development	7,500	—	7,500	n/a	7,500	—	7,500	n/a
General and administrative	9,728	10,128	(400)	-3.9%	30,435	31,704	(1,269)	-4.0%
Integration costs	—	—	—	n/a	—	1,103	(1,103)	n/a
Amortization of intangibles	4,334	4,516	(182)	-4.0%	12,981	13,969	(988)	-7.1%

Total operating expenses	75,048	66,840	8,208	12.3%	218,450	202,225	16,225	8.0%

Operating income	17,557	17,760	(203)	-1.1%	66,139	53,729	12,410	23.1%

Royalty income	745	3,482	(2,737)	-78.6%	3,576	4,664	(1,088)	-23.3%
Interest income	203	333	(130)	-39.0%	555	962	(407)	-42.3%
Interest expense	(6,168)	(9,460)	(3,292)	-34.8%	(21,044)	(28,681)	(7,637)	-26.6%
Amortization of financing costs	(1,358)	(1,130)	228	20.2%	(3,497)	(2,667)	830	31.1%
Other income (expense)	(957)	736	(1,693)	-230.0%	973	2,710	(1,737)	-64.1%

Income from continuing operations before income taxes	10,022	11,721	(1,699)	-14.5%	46,702	30,717	15,985	52.0%

Provision for income taxes	4,288	4,796	(508)	-10.6%	18,763	12,083	6,680	55.3%

Income from continuing operations	5,734	6,925	(1,191)	-17.2%	27,939	18,634	9,305	49.9%
Loss from discontinued operations, net of tax	—	—	—	n/a	—	(691)	(691)	n/a

Net income	$5,734	$6,925	$(1,191)	-17.2%	$27,939	$17,943	$9,996	55.7%

	Percent of Sales				Percent of Sales
	For the Three Months Ended				For the Nine Months Ended
	September 27,	September 29,			September 27,	September 29,
	2008	2007			2008	2007

Net sales	100.0%	100.0%			100.0%	100.0%
Cost of sales	21.2%	22.4%			22.6%	23.3%

Gross profit	78.8%	77.6%			77.4%	76.7%

Operating expenses
Marketing and selling	35.9%	38.8%			36.3%	37.0%
Research and development	9.6%	9.1%			9.2%	9.6%
In-process research and development	6.4%	0.0%			2.0%	0.0%
General and administrative	8.3%	9.3%			8.3%	9.5%
Integration costs	0.0%	0.0%			0.0%	0.3%
Amortization of intangibles	3.7%	4.1%			3.5%	4.2%

Total operating expenses	63.9%	61.3%			59.4%	60.6%

Operating income	14.9%	16.3%			18.0%	16.1%

Royalty income	0.6%	3.2%			1.0%	1.4%
Interest income	0.2%	0.3%			0.2%	0.3%
Interest expense	-5.3%	-8.7%			-5.7%	-8.6%
Amortization of financing costs	-1.2%	-1.0%			-1.0%	-0.8%
Other income (expense)	-0.8%	0.7%			0.3%	0.8%

Income from continuing operations before income taxes	8.5%	10.7%			12.7%	9.2%

Provision for income taxes	3.7%	4.4%			5.1%	3.6%

Income from continuing operations	4.9%	6.4%			7.6%	5.6%
Loss from discontinued operations, net of tax	0.0%	0.0%			0.0%	-0.2%

Net income	4.9%	6.4%			7.6%	5.4%

Comparison of the Three Months Ended September 27, 2008 to the Three Months Ended September 29, 2007
Net sales. Net sales of $117.5 million in the three months ended September 27, 2008 represented an increase of 7.7 percent compared to $109.0 million in the three months ended September 29, 2007. Growth in our business continues to be driven by the success of recent product launches, particularly the AdVance® male sling for treating mild male incontinence, the MiniArc® Single-Incision Sling, and the InhibiZone®-coated AMS 800® Artificial Urinary Sphincter, along with continuing launches of products outside the United States, specifically the AMS 700® MS™ for erectile restoration. Much has been stated publicly about the potential impact the recent downturn in the worldwide economy has had on healthcare, particularly in patient demand for elective procedures. While we believe this may have contributed to a softening in our recent growth rates, the specific impact is difficult to measure. Furthermore, we cannot predict how these economic conditions will impact our future sales. Beyond patient demand, capital dollars available for hospitals and clinics may be constrained in this credit environment.
Net sales men’s health products. Net sales of men’s health products increased 5.7 percent to $78.2 million in the three months ended September 27, 2008 compared to $73.9 million in the three months ended September 29, 2007.  The largest portion of this increase is in the male continence product line, driven by the continued success of the AdVance® male sling and the AMS 800® with InhibiZone®. Growth in sales of our erectile restoration products is consistent with market growth rates. Partially offsetting these increases was a decline in revenue from our prostate treatment business compared to the third quarter of 2007, primarily driven by lower sales of our laser therapy products, which are used for the treatment of BPH. Laser therapy revenues increased modestly in the U.S. during the quarter ended September 27, 2008, however we experienced a decline in revenues outside the U.S.
Net sales women’s health products. Net sales of our women’s health products increased 11.9 percent to $39.3 million in the three months ended September 27, 2008 compared to $35.1 million in the three months ended September 29, 2007. The female continence product line, driven by the new MiniArc® sling, contributed strong growth in dollars and units over the same period in 2007. At the end of the current quarter, we launched our new Elevate® posterior transvaginal prolapse repair system, which had a minimal impact on our third quarter results. On October 20, 2008, the U.S. Food and Drug Administration (FDA) issued a public health notice regarding complications associated with transvaginal placement of surgical mesh to treat pelvic organ prolapse and stress urinary incontinence. Most of our female incontinence and prolapse products use surgical mesh. The notice provides recommendations and encourages physicians to seek specialized training in mesh procedures, advise their patients about the risks associated with these procedures and be diligent in diagnosing and reporting complications. Although it is difficult to determine whether this notice will have an effect on future growth rates, the physicians we have talked to have stated their continued support of the use of mesh augmented repairs and that they do not plan to change their surgical practice patterns as a result of this notice. Our Her Option® products experienced a decline in revenues and units compared to the third quarter of 2007. Revenue growth in this area has been impacted as the industry continues to experience lower than expected adoption rates for office-based procedures.
Net sales by geography and foreign exchange effects. Net sales in the United States increased 7.0 percent to $84.5 million in the three months ended September 27, 2008 compared to $79.0 million in the three months ended September 29, 2007. International net sales increased 9.8 percent to $33.0 million in the three months ended September 27, 2008 compared to $30.0 million in the three months ended September 29, 2007. This growth rate included the decline experienced during the quarter in our international laser therapy business. International sales represented 28.1 percent and 27.6 percent of our total net sales during the three months ended September 27, 2008 and September 29, 2007, respectively. The overall sales growth was positively impacted by approximately $2.1 million in foreign currency exchange rate changes, mainly the Euro.
Cost of sales. Cost of sales as a percentage of revenue declined to 21.2 percent in the three month period ending September 27, 2008 from 22.4 percent in the three month period ending September 29, 2007. Margins increased in the current quarter as a result of changes in the mix of products sold, improved inventory planning and spending efficiencies. Historically, cost of sales as a percent of revenue has generally benefited from stable overhead costs, which account for more than a quarter of our cost of sales. Future cost of sales will continue to depend upon product mix, production levels, labor costs, raw material costs and our ability to manage overhead costs over time.
Marketing and selling. Marketing and selling expenses as a percentage of revenue decreased to 35.9 percent in the third quarter of 2008 compared to 38.8 percent in the same period in the prior year. Investments were made in 2007 for sales force expansion to support laser therapy sales and new product launches. These investments are becoming better leveraged in 2008, resulting in lower expense as a percentage of revenue. We will continue to invest in marketing and selling in support of increasing sales levels, but expect marketing and selling expense will decrease as a percentage of sales over time.
Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. Research and development expenses as a percentage of revenue increased to 9.6 percent in the third quarter of 2008 compared to 9.1 percent in the same period of 2007. These ratios are in line with our long-term goal for spending in research and development of approximately ten percent of sales.
In-process research and development. The in-process research and development (IPR&D) expense in the three months ended September 27, 2008 represents a $7.5 million milestone payment related to our acquisition of BioControl for the in-process development of an implantable electrical stimulation device to treat urge incontinence and interstitial cystitis (IC). There were no IPR&D charges in the three months ended September 29, 2007. The following paragraphs describe the status of previously acquired IPR&D projects that remain in progress at September 27, 2008.
During 2006, we recognized IPR&D charges of $94.0 million, of which $25.6 million related to the acquisition of BioControl. We recognized additional IPR&D charges for BioControl of $7.5 million during 2007 and $7.5 million in the third quarter of 2008. Since the technology purchased had not yet reached technological feasibility and lacked an alternative future use, the full purchase price of $40.6 million was charged to in-process research and development. The development efforts were less than 50 percent complete at the time of the acquisition. We are continuing international clinical trials in 2008 and expect products to be developed from this in-process development to reach marketability outside the United States in 2009. We anticipate we will begin a clinical trial in the United States for urge incontinence in women late in 2009 or early in 2010.
Also during 2006, we recognized in-process research and development charges of $62.1 million related to our acquisition of Laserscope, primarily associated with in-process fiber development which had not yet reached technological feasibility and lacked an alternative future use. This included the development of fibers to treat bladder tumors, strictures and renal cancer, as well as other laser indications. Development for these therapies was estimated to be less than 50 percent complete at the time of acquisition. We are still in the development stages for these therapies and expect products to be developed from this in-process development to reach marketability as early as the fourth quarter of 2008.
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
General and administrative. General and administrative expenses as a percentage of sales for the three month period ended September 27, 2008 decreased to 8.3 percent of revenue from 9.3 percent in the comparable period of 2007. This decrease in 2008 is due mainly to improved leveraging of our investments subsequent to the acquisition of Laserscope. We also incurred incremental information technology costs in 2007 as a result of upgrading our enterprise resource planning (ERP) system, along with incremental legal and administrative costs incurred in the comparable period in 2007. Our objective remains to leverage general and administrative expense as a percentage of sales.
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The third quarter of 2008 reflects slightly decreased amortization expense over the same period of 2007 primarily due to the full amortization of PV Fiber technology over its one year life since the acquisition of Laserscope in July 2006.
Royalty income. Our royalty income is from licensing our intellectual property. We do not directly influence sales of the products on which these royalties are based and cannot give any assurance as to future income levels. Royalty income in the three month period ended September 29, 2007 includes a one-time paid up license of our microwave therapy technology from Celsion. No further payments are owed under the Celsion agreement.
Interest income. Interest income of $0.2 million and $0.3 million in the three month periods ended September 27, 2008 and September 29, 2007, respectively, was relatively consistent and insignficant, as we used the majority of our excess cash in both periods to pay down debt.

Interest expense. Interest expense decreased by $3.3 million in the three months ended September 27, 2008 from the comparable period in 2007 due to decreases in our effective interest rate and the impact of prepayments made over the past year. Interest expense includes interest incurred on $373.8 million principal value of Convertible Notes, which carry a fixed interest rate of 3.25 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent. Our weighted average interest rates on the Credit Facility were 5.0 percent and 7.6 percent at September 27, 2008 and September 29, 2007, respectively. Average borrowings during the third quarter of 2008 on the Credit Facility were $250.0 million, compared to $328.3 million in the third quarter of 2007. During 2008, we entered into interest rate swaps, which were designated as cash flow hedging instruments and which have a remaining term of 15 months as of September 27, 2008. As of September 27, 2008, the notional amount of the hedges represents a significant majority of our floating rate debt. The notional amount of the swap contracts amortizes over their terms, and the amount of floating rate debt hedged in the future will depend on prepayments and additional contracts.
In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP will change the balance sheet classification of a component of our Convertible Notes between equity and debt, and will result in additional non-cash economic interest cost being reflected in the statement of operations. This change in accounting treatment is effective for fiscal years beginning after December 15, 2008 and will be applied retrospectively to prior periods. The impact of our adoption of this FSP will be significant and will result in a material increase to non-cash interest expense beginning in fiscal year 2009 for financial statements covering past and future periods. We estimate that the adoption of this FSP will reduce our net income for fiscal year 2009 by approximately $9.0 million to $11.0 million.
Amortization of financing costs. Amortization of financing costs in the three months ended September 27, 2008 and September 29, 2007 was $1.4 million and $1.1 million, respectively, and was comprised of the amortization of the costs associated with the issuance of the Convertible Notes and the Credit Facility, which were obtained in connection with financing our Laserscope acquisition. The higher amortization in the third quarter of 2008 was due to higher prepayments under the Credit Facility, resulting in a pro rata portion of the related fees and debt issuance costs being charged immediately to amortization of financing costs.
Other income (expense). Other income (expense) decreased from $0.7 million of income in the quarter ended September 29, 2007 to $1.0 million of expense in the quarter ended September 27, 2008. The primary cause of the change in other income (expense) relates to the impact of fluctuations in foreign currencies, mainly the Euro, against the U.S. dollar on foreign denominated inter-company receivables and payables. Partially offsetting this fluctuation were net gains from final payments and adjustments related to our disposal of the Laserscope aesthetics business, gains on the settlement of certain derivative contracts, and income from license and milestone fees from an agreement to license our xenograft dermal matrix technology.
Provision for income taxes. Our effective income tax rate was 42.8 percent and 40.9 percent for the three months ended September 27, 2008 and September 29, 2007, respectively. The increase in the effective tax rate between periods was primarily due to the comparatively less pretax income during the third quarter of 2008, as a result of the IPR&D charge. Our effective tax rate excluding the IPR&D charge would have been 1.7 percent lower for the three months ended September 27, 2008.
On October 3, 2008 the Emergency Economic Stabilization Act of 2008 was signed. This law retroactively reinstates the federal R&D credit for the year 2008. This law was enacted subsequent to September 27, 2008 and therefore no tax benefit is reflected in our effective tax rate for the third quarter of 2008. We estimate the impact of this credit reinstatement to be a reduction in full year tax expense in the range of $0.7 to $0.9 million, with a corresponding reduction to our full year effective tax rate of approximately one percent.
Comparison of the Nine Months Ended September 27, 2008 to the Nine Months Ended September 29, 2007
Net sales. Net sales increased 10.1 percent to $367.6 million in the nine months ended September 27, 2008 compared to $333.9 million in the nine months ended September 29, 2007. Growth in our business continues to be driven by the success of recent product launches, particularly the MiniArc® Single-Incision Sling and the InhibiZone®-coated AMS 800® Artificial Urinary Sphincter, along with continuing launches outside the United States, specifically the AdVance® male sling for treating mild male incontinence and the AMS 700® MS™ for erectile restoration. Much has been stated publicly about the potential impact the recent downturn in the worldwide economy has had on healthcare, particularly in patient demand for elective procedures. While we believe this may have contributed to a softening in our recent growth rates, the specific impact is difficult to measure. Furthermore, we cannot predict how these economic conditions will impact our future sales. Beyond patient demand, capital dollars available for hospitals and clinics may be constrained in this credit environment.

Net sales men’s health products. Net sales of men’s health products increased 9.2 percent to $246.7 million in the nine months ended September 27, 2008 compared to $225.9 million in the nine months ended September 29, 2007. The largest portion of this increase is in the male continence product line, driven by the continued success of the AdVance® male sling and the AMS 800® with InhibiZone®. Growth in sales of our erectile restoration products are consistent with market growth rates. Partially offsetting these increases was a decline in revenue from our prostate treatment business compared to the first nine months of 2007, primarily driven by lower sales of our laser therapy products, which are used for the treatment of BPH. Laser therapy revenues declined in the U.S. compared to the prior year period, while revenues outside the U.S. remained relatively flat.
Net sales women’s health products. Net sales of our women’s health products increased 11.9 percent to $120.9 million in the nine months ended September 27, 2008 compared to $108.0 million in the nine months ended September 29, 2007. The female continence product line, driven by the new MiniArc® sling, contributed strong growth in dollars and units over the same period in 2007. At the end of the third quarter of 2008, we launched our new Elevate® posterior transvaginal prolapse repair system, which had a minimal impact on our results for the nine months ended September 27, 2008. Our Her Option® products experienced a decline in revenues and units compared to the first nine months of 2007. Revenue growth in this area has been impacted as the industry continues to experience lower than expected adoption rates for office-based procedures, and revenue growth was further impacted during the first nine months of 2008 by our efforts to restructure our sales force to address these market issues.
Net sales by geography and foreign exchange effects. Net sales in the United States increased 6.4 percent to $258.7 million in the nine months ended September 27, 2008 compared to $243.1 million in the nine months ended September 29, 2007. International net sales increased 19.9 percent to $108.9 million in the nine months ended September 27, 2008 compared to $90.8 million in the nine months ended September 29, 2007 and represented 29.6 percent and 27.2 percent of our total net sales during the nine months ended September 27, 2008 and September 29, 2007, respectively. The overall sales growth was positively impacted by approximately $8.6 million foreign currency exchange rate changes, mainly the Euro.
Cost of sales. Cost of sales as a percentage of revenue decreased to 22.6 percent during the current period, compared to 23.3 percent in the nine month period ending September 29, 2007. Margins increased in the current period as a result of changes in the mix of products sold, improved inventory planning, lower warranty and service costs on our laser therapy products and higher average selling prices. Historically, cost of sales as a percent of revenue has generally benefited from stable overhead costs, which account for more than a quarter of our cost of sales.
Marketing and selling. Marketing and selling expenses as a percentage of revenue decreased to 36.3 percent in the first nine months of 2008 compared to 37.0 percent in the same period of the prior year. The decrease in the current period related to leveraging of investments made in 2007 for sales force expansion.
Research and development. Research and development expenses as a percentage of revenue decreased to 9.2 percent in the first nine months of 2008 compared to 9.6 percent in the same period of 2007. These ratios are in line with our long-term goal for spending in research and development of approximately ten percent of sales.
In-process research and development. The in-process research and development (IPR&D) expense in the nine months ended September 27, 2008 represents a $7.5 million milestone payment related to our acquisition of BioControl for the in-process development of an implantable electrical stimulation device to treat urge incontinence and interstitial cystitis (IC). There were no IPR&D charges in the nine months ended September 29, 2007.
General and administrative. General and administrative expenses as a percentage of sales for the nine month period ended September 27, 2008 decreased to 8.3 percent of revenue from 9.5 percent in the comparable period of 2007. This decrease is due mainly to improved leveraging of expenses subsequent to the acquisition and integration of Laserscope, incremental information technology costs incurred in 2007 as a result of upgrading our enterprise resource planning (ERP) system, and incremental legal and administrative costs incurred in the comparable period in 2007.
Integration costs. The $1.1 million of integration costs for the nine month period of 2007 include costs incurred to integrate the acquired Laserscope operations into overall AMS operations, primarily for legal, consulting and retention bonuses.
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The first nine months of 2008 reflect decreased amortization expense over the same period of 2007 primarily due to the full amortization of PV Fiber technology over its one year life since the acquisition of Laserscope in July 2006.

Royalty income. Our royalty income is from licensing our intellectual property. We do not directly influence sales of the products on which these royalties are based and cannot give any assurance as to future income levels. Royalty income in the nine month period ended September 27, 2008 includes a one-time royalty payment of $1.5 million related to a portion of our urinary incontinence technology acquired in 2006. Royalty income in the nine month period ended September 29, 2007 includes a one-time paid up license of our microwave therapy technology from Celsion.
Interest income. Interest income of $0.6 million and $1.0 million in the nine month periods ended September 27, 2008 and September 29, 2007, respectively, was relatively consistent and insignificant, as we used the majority of our excess cash in both periods to pay down debt.
Interest expense. Interest expense decreased by $7.6 million in the nine months ended September 27, 2008 from the comparable period in 2007 due to decreases in our effective interest rate and the impact of prepayments made over the past year. Interest expense includes interest incurred on $373.8 million principal value of Convertible Notes, which carry a fixed interest rate of 3.25 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent. Our weighted average interest rates on the Credit Facility were 5.0 percent and 7.6 percent at September 27, 2008 and September 29, 2007, respectively. Average borrowings during the first nine months of 2008 on the Credit Facility were $282.5 million, compared to $338.1 million in the first nine months of 2007. During 2008, we entered into interest rate swaps, which were designated as cash flow hedging instruments, and which have a remaining term of 15 months as of September 27, 2008. As of September 27, 2008, the notional amount of the hedges represents a significant majority of our floating rate debt. The notional amount of the swap contracts amortizes over their terms, and the amount of floating rate debt hedged in the future will depend on prepayments and additional contracts.
Amortization of financing costs. Amortization of financing costs in the nine months ended September 27, 2008 and September 29, 2007 was $3.5 million and $2.7 million, respectively, and was comprised of the amortization of the costs associated with the issuance of the Convertible Notes and the Credit Facility, which were obtained in connection with financing our Laserscope acquisition. The higher amortization in the first nine months of 2008 was due to higher prepayments under the Credit Facility, resulting in a pro rata portion of the related fees and debt issuance costs being charged immediately to amortization of financing costs.
Other income (expense). Other income (expense) decreased from $2.7 million of income in the nine months ended September 27, 2007 to $1.0 million of income in the comparable period of 2008. The primary cause of the change in other income (expense) relates to the impact of fluctuations in foreign currencies, mainly the Euro, against the U.S. dollar on foreign denominated inter-company receivables and payables. Partially offsetting this fluctuation were net gains from final payments and adjustments related to our disposal of the Laserscope aesthetics business, gains on the settlement of certain derivative contracts, and income from license and milestone fees from an agreement to license our xenograft dermal matrix technology. Also, the first nine months of 2008 included an impairment charge related to our investment in Iridex stock which we determined to be other-than-temporarily impaired. Other income (expense) for the nine month period ended September 29, 2007 included a $1.6 million payment received as part of our settlement agreement with the Celsion Corporation in February 2007.
Provision for income taxes. Our effective income tax expense rate was 40.2 percent and 39.3 percent for the nine months ended September 27, 2008 and September 29, 2007, respectively. The current period increase in the effective tax rate partly resulted from a tax reserve release during the third quarter of the prior year which did not recur in 2008. Additionally, part of the increase in the rate resulted from the expiration of the federal research and development credit as of December 31, 2007. These rate increases were partially offset by a larger domestic manufacturing tax incentive and less non-tax deductible stock compensation expense in the current year.
During 2008 we incurred a deductible IPR&D charge that impacted our effective tax rate due to less reported pretax GAAP income. Our effective tax rate excluding the IPR&D charge would have been 0.2 percent lower for the nine months ended September 27, 2008.
On October 3, 2008 the Emergency Economic Stabilization Act of 2008 was signed. This law retroactively reinstated the federal R&D credit for the year 2008. This law was enacted subsequent to September 27, 2008 and therefore no tax benefit is reflected in our effective tax rate for the nine months ended September 27, 2008. We estimate the impact of this credit reinstatement to be a reduction in full year tax expense in the range of $0.7 to $0.9 million, with a corresponding reduction to our full year effective tax rate of approximately one percent.
Liquidity and Capital Resources
Cash and cash equivalents were $12.8 million as of September 27, 2008, compared to $34.0 million as of December 29, 2007. In addition, short-term investments were $23.0 million as of September 27, 2008, compared to $1.1 million as of December 29, 2007. Short-term investments consist mostly of highly liquid money market funds that have not experienced any negative impact on liquidity or a decline in principal value. Overall, cash, cash equivalents and short-term investments remained relatively consistent, increasing just $0.6 million during the first nine months of 2008.
Cash flows from operating activities. Net cash provided by operating activities was $78.6 million in the nine months ended September 27, 2008, versus $27.8 million provided during the comparable period of 2007. Incremental cash of $19.4 million was generated from higher net income, adjusted for reclassifications and non-cash items, in the first nine months of 2008 compared to the comparable period of 2007. Inventory balances decreased $15.5 million during the nine month period ended September 27, 2008, resulting from our efforts to better plan production volumes to meet sales demands. This compares to an increase in inventory during the nine month period ended September 29, 2007 of $29.8 million resulting from changes in product mix and total inventory valuation. This change in inventory between the periods generated incremental cash of $45.3 million, on a year over year basis. In addition, due to improvements in our days sales outstanding in the first nine months of 2008, our lower accounts receivable balances generated cash of $13.9 million during this period, while accounts receivable increased $2.9 million in the comparable period of 2007. This change in accounts receivable on a year over year basis resulted in incremental cash of $16.8 million. Offsetting these sources of cash was our payment of $15.0 million for settlements of litigation, primarily due to the CryoGen arbitration award (see Notes to Consolidated Financial Statements — No. 11, Litigation Settlements). The change in other assets in the prior year of $21.8 million related primarily to the divestiture of the aesthetics business.
Cash flows from investing activities. Cash used in investing activities was $29.3 million during the nine months ended September 27, 2008, versus $6.5 million generated during the comparable period of 2007. During the first nine months of 2008, we made purchases of short-term money market investments, intangibles and property, plant and equipment of $38.2 million, $1.3 million and $4.1 million, respectively. We also made a $7.5 million milestone payment related to our acquisition of BioControl. These outflows of cash were offset by our sale of short-term investments of $16.6 million, receipt of $4.7 million of payments related to our disposal of the Laserscope aesthetics business (see Notes to Consolidated Financial Statements — No. 2, Discontinued Operations and Sale of Aesthetics Business), and gains of $0.6 million related to the settlement of certain derivative contracts. During the first nine months of 2007, $21.7 million was generated from the sale of the aesthetics business (net of $4.3 million for selling costs, loss on discontinued operations and change in asset balances), partially offset by purchases for property, plant and equipment.
Cash flows from financing activities. Cash used for financing activities was $70.4 million during the first nine months of 2008, versus $38.6 million used in the same period of 2007. Cash used for repayment of long-term debt under our Credit Facility was $79.0 million and $48.9 million for the first nine months of 2008 and 2007, respectively. Cash received from the issuance of common stock was $7.4 million and $10.1 million during the first nine months of 2008 and 2007, respectively, the majority of which came from our employees exercising stock options.
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
The following table illustrates the number of common share equivalents that would potentially be included in weighted average common shares for the calculation of diluted EPS, assuming various market prices of our stock:

	The number of common share equivalents
If the average market	potentially included in the computation of	Percent
price of our stock is:	diluted EPS would be (1):	Dilution (2)
$19.00	— (anti-dilutive)	0.0%
$25.00	4.3 million	5.6%
$30.00	6.8 million	8.5%
$35.00	8.6 million	10.5%

(1)	Common share equivalents are calculated using the treasury stock method, in accordance with EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.”

(2)	The percent dilution is based on 73,224,595 outstanding shares as of September 27, 2008.
For the three and nine months ended September 27, 2008 and September 29, 2007, our Convertible Notes were excluded from the diluted net income per share calculation because the conversion price was greater than the average market price of our stock.
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
The six-year senior secured Credit Facility consists of (i) term loan debt and (ii) a revolving credit facility of up to $65.0 million which is available to fund ongoing working capital needs, including future capital expenditures and permitted acquisitions. During January 2008, we borrowed $12.0 million under the revolving credit facility to fund the payment of certain litigation settlements (refer to Notes to Consolidated Financial Statements – No. 11, Litigation Settlements). We repaid the outstanding balance with operating cash in February 2008. As of September 27, 2008 and September 29, 2007, we had $235.0 million and $315.2 million, respectively, of term debt outstanding under our Credit Facility.
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
The financial covenants specified in the Credit Facility, as amended, are summarized as follows:

	For The Fiscal	Amended
Financial	Periods Ending	Required
Covenants	Closest to	Ratio

Total Leverage Ratio	9/30/08	4.75:1.00 (maximum)
	12/31/08	4.50:1.00
	3/31/09	4.25:1.00
	6/30/09	4.00:1.00
	Reductions continuing until 6/30/10	3.00:1.00

Senior Leverage Ratio	9/30/08	2.50:1.00 (maximum)
	12/31/08	2.25:1.00
	3/31/09	2.00:1.00
	Thereafter	2.00:1.00

Interest Coverage Ratio	9/30/08	3.50:1.00 (minimum)
	12/31/08	3.75:1.00
	3/31/09	3.75:1.00
	6/30/09	3.75:1.00
	Increases continuing until 9/30/09	4.00:1.00

Fixed Charge Coverage Ratio	9/30/08	1.40:1.00 (minimum)
	12/31/08	1.40:1.00
	3/31/09	1.50:1.00
	Thereafter	1.50:1.00

Maximum Capital Expenditures	12/31/08	$15.0 million
	12/31/09	$17.5 million

As of September 27, 2008, we were in compliance with all financial covenants as defined in our Credit Facility which are summarized as follows:

Financial Covenant	Required Covenant	Actual Result

Total Leverage Ratio (1)	4.75:1.00 (maximum)	4.13
Senior Leverage Ratio (2)	2.50:1.00 (maximum)	1.59
Interest Coverage Ratio (3)	3.50:1.00(minimum)	4.89
Fixed Charge Coverage Ratio (4)	1.40:1.00 (minimum)	1.96
Maximum Capital Expenditures (5)	$15.0 million	$4.1 million

(1)	Total outstanding debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(2)	Total outstanding senior secured debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(3)	Ratio of Consolidated EBITDA for the trailing four quarters to cash interest expense for such period.

(4)	Ratio of Consolidated EBITDA for the trailing four quarters to fixed charges (cash interest expense, scheduled principal payments on debt, capital expenditures, income taxes paid, earn-out and milestone payments) for such period.

(5)	Limit of capital expenditures for the full year.
The ratios are based on EBITDA, on a rolling four quarters, calculated with some adjustments (Consolidated Adjusted EBITDA). Consolidated Adjusted EBITDA is a non-GAAP financial measure that is defined in our Credit Facility as earnings before interest, income taxes, depreciation, amortization, and other non-cash items reducing net income including IPR&D and stock compensation charges, less other non-cash items increasing net income. Consolidated Adjusted EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information relative to compliance with our debt covenants.
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
On April 26, 2006, we acquired certain issued patents and other assets from BioControl Medical, Ltd., an Israeli company focused on developing medical devices for the application of electrical stimulation technology. We acquired an exclusive license for the use of the patents and technologies in urology, gynecology and other pelvic health applications. In addition, as part of this acquisition, we purchased Cytrix Israel, Ltd. (Cytrix), an Israeli company with no operations, other than the employment of a specific workforce to support the related licensed technology. The purchase price is comprised of an initial payment of $25.0 million, milestone payments for relevant accomplishments through and including FDA approval of the product of up to $25.0 million, and royalties over the first ten years of the related license agreement. In the fourth quarter of 2007, we made a milestone payment of $7.5 million. In August 2008, we and BioControl amended the asset purchase and license agreements. Under these amendments, we agreed that the conditions for achieving the first milestone have been satisfied, and in the third quarter of 2008 we paid an additional $7.5 million for this milestone. In addition, BioControl agreed to eliminate our obligations to use commercially reasonable efforts to complete the remaining third milestone, and they released and waived all claims relating to such obligations. We remain liable to make the third milestone payment of $10.0 million if and when the payment conditions are satisfied, and we agreed to make certain other payments in the event that we transfer the BioControl technology to another party prior to achieving the third milestone. The royalty period was also extended for an additional three years.
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
We believe that funds generated from operations, together with our balances in cash and cash equivalents, as well as short-term investments and our revolving Credit Facility, will be sufficient to finance current operations, planned capital expenditures, servicing of existing debt and any contingent payments that become due related to the acquisitions described.

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
Forward-Looking Statements
This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web site or otherwise. All statements other than statements of historical facts included in this report or expressed by us orally from time to time that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies, the outcome of contingencies such as legal proceedings, and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements in this report with words like “believe,” “may,” “could,” “would,” “might,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” or “continue” or the negative of these words or other words and terms of similar meaning. These forward-looking statements may be contained in the notes to our consolidated financial statements and elsewhere in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Forward-looking statements are based on management’s beliefs, certain assumptions and current expectations and factors that affect all businesses operating in a global market as well as matters specific to us. These uncertainties and factors are difficult to predict and many of them are beyond our control.
The following are some of the uncertainties and factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements: successfully competing against competitors; physician acceptance, endorsement, and use of our products; potential product recalls or technological obsolescence; successfully managing increased debt leverage and related credit facility financial covenants; the impact of current worldwide economic conditions on our operations, the disruption in global financial markets potential impact on the ability of our counterparties to perform their obligations and our ability to obtain future financing, factors impacting the stock market and share price and its impact on the dilution of convertible securities; changes in the accounting method for convertible debt securities; potential obligations to make significant contingent payments under prior acquisitions; ability of our manufacturing facilities to meet customer demand; reliance on single or sole-sourced suppliers; loss or impairment of a principal manufacturing facility; clinical and regulatory matters; timing and success of new product introductions; patient acceptance of our products and therapies; changes in and adoption of reimbursement rates; adequate protection of our intellectual property rights; product liability claims; and currency and other economic risks inherent in selling our products internationally.
For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 27, 2007 under the heading “Part I - Item 1A. Risk Factors” and “Part II - Item 1A. Risk Factors” contained in our subsequent quarterly reports on Form 10-Q, including this report.
All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the uncertainties and factors described above, as well as others that we may consider immaterial or do not anticipate at this time. The risks and uncertainties described above are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We use derivatives to mitigate our exposure to volatility in interest and foreign currency exchange rates. We hedge only exposures in the ordinary course of business.
Interest Rates
We have interest rate risk on earnings from the floating LIBOR index that is used to determine the interest rates on our Credit Facility. Accordingly, we have entered into various fixed interest rate swap contracts. As of September 27, 2008, the notional amount of the outstanding swap contracts, which mature over the next 15 months, represented a significant majority of our floating rate debt. Based on a sensitivity analysis, as of September 27, 2008, an instantaneous and sustained 100-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a decrease in income before income taxes of approximately $0.9 million over the next 12 months. The estimated impact to income takes into account the mitigating effect of the interest rate swap agreements. The fair market value of the outstanding swap contracts is $0.5 million at September 27, 2008. The notional amount of the contracts amortizes over their terms, and the amount of floating rate debt hedged in the future will depend on prepayments and additional contracts.
Currency
Our operations outside of the United States are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions and short-term inter-company receivables from foreign subsidiaries are included in other (expense) income.
During the three and nine month periods ended September 27, 2008, revenues from sales to customers outside the United States were 28.1 percent and 29.6 percent of total consolidated revenues, respectively. International accounts receivable, inventory, cash, and accounts payable were 40.6 percent, 5.6 percent, 59.5 percent, and 13.6 percent of total consolidated accounts for each of these items, respectively, as of September 27, 2008. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $0.9 million and $3.1 million during the three and nine months ended September 27, 2008, respectively.
During 2008, we entered into various foreign exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on our forecasted sales to and receivables from certain subsidiaries, denominated in Euros. At September 27, 2008, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $26.2 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $2.6 million. Actual amounts may differ.
Credit Risk
Credit risk on financial instruments arises from the potential for counterparties to default on their obligations to us. Recent economic events, including failures of financial service companies and the related liquidity crisis, have considerably disrupted the capital and credit markets. Our credit risk consists of cash and cash equivalents, short-term investments, trade receivables, derivative instruments, lending commitments and insurance relationships in the ordinary course of business. We place cash, cash equivalents, short-term investments and derivative instruments with high quality financial institutions, which we monitor regularly and take action where possible to mitigate risk. We do not hold investments in auction rate securities, mortgage backed securities, collateralized debt obligations, individual corporate bonds, special investment vehicles or any other investments which have been directly impacted by the recent financial crisis. The carrying value of accounts receivable approximates fair value due to the relatively short periods to maturity on these instruments. To date, all previous lending commitments remain available to us, and we have not incurred any charges specific to the recent more volatile credit risk. Insurance programs are with carriers that remain highly rated and we have no significant pending claims. Further, we do not expect our current or future credit risk exposures to have a significant impact on our operations. However, there can be no assurance that our business will not have any adverse impact from credit risk in the future.

Inflation
We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 27, 2008.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the above referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during our third quarter ended September 27, 2008.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. In addition to the other information set forth in this report, careful consideration should be taken of the factors described in our annual report on Form 10-K for the fiscal year ended December 29, 2007 under the heading “Part I – Item 1A. Risk Factors,” which could materially adversely affect our business, operating results or financial condition. There has been no material change in those risk factors, except as described below:
A recent public health notice issued by the FDA may adversely affect sales of our female incontinence and prolapse products.
On October 20, 2008, the U.S. Food and Drug Administration (FDA) issued a public health notice regarding complications associated with transvaginal placement of surgical mesh to treat pelvic organ prolapse and stress urinary incontinence. Most of our female incontinence and prolapse products use surgical mesh. The notice provides recommendations and encourages physicians to seek specialized training in mesh procedures, advise their patients about the risks associated with these procedures and be diligent in diagnosing and reporting complications. Although a number of physicians have informed us that they do not plan to change their surgical practice patterns as a result of this notice, we cannot predict whether or not this notice will result in a decrease in the number of surgical procedures using surgical mesh. A decrease in the number of surgical procedures using surgical mesh may adversely affect sales of our female incontinence and prolapse products.
Current worldwide economic conditions may adversely affect our business, operating results and financial condition.
We believe the current worldwide economic crisis has resulted and may continue to result in reduced procedures using our products. Many of the procedures that use our products are, to some extent, elective and therefore can be deferred by patients. In light of the current economic conditions, patients may not be as willing to take time off from work or spend their money on deductibles and co-payments often required in connection with the procedures that use our products. Beyond patient demand, hospitals and clinics may be less likely to purchase capital equipment given the current economic conditions and credit environment. While we believe current economic conditions may have contributed to a softening in our recent growth rates, the specific impact is difficult to measure. Furthermore, we cannot predict how these economic conditions will impact our future sales.
Disruptions in the global financial markets could impact the ability of our counterparties and others to perform their obligations to us and our ability to obtain future financing.
Recent economic events, including failures of financial service companies and the related liquidity crisis, have considerably disrupted the capital and credit markets. Our credit risk consists of cash and cash equivalents, short-term investments, trade receivables, derivative instruments, lending commitments and insurance relationships in the ordinary course of business. We place cash, cash equivalents, short-term investments and derivative instruments with high quality financial institutions, which we monitor regularly and take action where possible to mitigate risk. We do not hold investments in auction rate securities, mortgage backed securities, collateralized debt obligations, individual corporate bonds, special investment vehicles or any other investments which have been directly impacted by the recent financial crisis. The carrying value of accounts receivable approximates fair value due to the relatively short periods to maturity on these instruments. To date, all previous lending commitments remain available to us, and we have not incurred any charges specific to the recent more volatile credit risk. Insurance programs are with carriers that remain highly rated and we have no significant pending claims. However, these disruptions in the capital and credit markets could cause our counterparties and others to breach their obligations or commitments to us under our contracts with them. While all of our debt maturities are long-term, any debt amendment or requirement for financing in the future would have a significant negative impact on our financing costs.

ITEM 6. EXHIBITS

Item No.	Item	Method of Filing
10.1	Settlement Agreement and Limited Waiver dated July 15, 2008, among American Medical Systems Holdings, Inc., Galil Ltd., and Martin J. Emerson.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 21, 2008 (File No. 000-30733).

10.2	First Amendment to Asset Purchase Agreement dated August 8, 2008, by and between American Medical Systems, Inc. and Bio Control Medical (B.C.M), Ltd.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 19, 2008 (File No. 000-30733).

10.3	First Amendment to Amended and Restated License Agreement dated August 8, 2008, by and between American Medical Systems, Inc. and Bio Control Medical (B.C.M), Ltd.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed August 19, 2008 (File No. 000-30733).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC

November 6, 2008 Date	By	/s/ Anthony P. Bihl, III Anthony P. Bihl, III
President and Chief Executive Officer

November 6, 2008 Date	By	/s/ Mark A. Heggestad Mark A. Heggestad
Executive Vice President and Chief Financial
Officer

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Fiscal Quarter Ended September 27, 2008

Item No.	Item	Method of Filing
10.1	Settlement Agreement and Limited Waiver dated July 15, 2008, among American Medical Systems Holdings, Inc, Galil Ltd., and Martin J. Emerson.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 21, 2008 (File No. 000-30733)

10.2	First Amendment to Asset Purchase Agreement dated August 8, 2008, by and between American Medical Systems, Inc. and Bio Control Medical (B.C.M), Ltd.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed August 19, 2008 (File No. 000-30733).

10.3	First Amendment to Amended and Restated License Agreement dated August 8, 2008, by and between American Medical Systems, Inc. and Bio Control Medical (B.C.M), Ltd.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed August 19, 2008 (File No. 000-30733).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.