Form 10-K
period 2009-01-03
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2009-03-03
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
January 3, 2009	000 — 30733
AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-1978822
(State of Incorporation)	(IRS Employer Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of June 27, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant (based upon the closing price of the common stock as of that date as reported by The Nasdaq Stock Market LLC and excluding outstanding shares beneficially owned by directors, executive officers, and affiliates) was approximately $752,780,214.
     As of February 25, 2009, 73,691,428 shares of Common Stock of the registrant were outstanding.
     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Annual Report) from the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be held April 30, 2009 (the “2009 Proxy Statement”).

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
FORM 10-K
For the Fiscal Year Ended January 3, 2009

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements. Any statements not of historical fact may be considered forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements as a result of many factors, including, but not limited to, those discussed under the “Forward-Looking Statements” section of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
PART I
Item 1. Business
Overview
We are the world leader in developing and delivering innovative solutions to physicians treating men’s and women’s pelvic health conditions, thereby recognized as the technology leader in the markets we serve. We have built a business that delivers consistent growth, fueled by a robust pipeline of innovative products for significant, under-penetrated markets. We have consistently diversified our product portfolio, building on our traditional base of products for men’s incontinence and erectile restoration, to include products and therapies targeted at benign prostatic hyperplasia (BPH) in men, as well as urinary incontinence, pelvic organ prolapse and menorrhagia in women. We estimate there are as many as 1.8 billion incidences of these conditions in the global markets we serve, with many people suffering from multiple conditions. Treatment options for these conditions vary considerably depending on the severity of the condition. Approximately 450 million of these men and women have conditions sufficiently severe so as to profoundly diminish their quality of life and significantly impact their relationships. Our addressable market is contained within this group of patients. Our product development and acquisition strategies have focused on expanding our product offering for surgical solutions, including less-invasive solutions for surgeons and their patients. Our primary physician customers include urologists, gynecologists, urogynecologists and colorectal surgeons.
We completed our 36th year of operations in 2008, with a continued focus on technological innovation, market expansion and financial strength.
Our net sales grew from $463.9 million in 2007 to $501.6 million in 2008. In 2008, men’s health contributed $219.2 million, or 44 percent of total net sales, BPH therapy contributed $116.3 million, or 23 percent of total net sales, and women’s health contributed $166.1 million, or 33 percent of total net sales.
Our products for treating incontinence in both the men’s and women’s health businesses drove revenue growth in 2008, particularly through the success of the AdVance® male sling and the MiniArc® Single Incision Sling for treating female stress urinary incontinence. Our erectile restoration product revenues grew through notable expansion in a number of international markets. We provide a full line of medical laser systems to deliver minimally invasive procedures for the treatment of obstructive BPH and urinary stones. BPH therapy revenues declined in 2008, as a result of a slower than anticipated market penetration rate, but we have made considerable improvements to product performance in 2008 and are now selling throughout our global markets GreenLight HPS® (High Performance System), and we continue to market our TherMatrx® solution for in-office treatment of BPH. Revenue from our prolapse repair products, notably Apogee® and Perigee®, also grew more significantly through expansion in international markets and exited 2008 strong in all regions with the recent launch of our new Elevate® posterior transvaginal prolapse repair system in the back half of 2008. Our Her Option® product for the treatment of menorrhagia, or excessive uterine bleeding, experienced a decline in revenues during the year, with lower than expected adoption rates for office-based procedures.
In 2008, we implemented a number of company-wide initiatives to reduce working capital, manage expenses and drive operating leverage throughout our business. As a result, we generated income from operations of approximately $69 million in 2008, compared to $29.5 million in 2007, and cash from operations of approximately $116 million in 2008, which more than doubled the 2007 amount of $48 million. We also retired approximately $120 million of debt in 2008 compared to approximately $50 million in 2007.

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
The diseases we treat can profoundly affect the quality of one’s life and the burden of these diseases increases with age. The incidence of incontinence, erectile dysfunction and benign prostatic hyperplasia in men increases with age and with the incidence of prostate cancer surgery, which also grows with age. Female incontinence and pelvic organ prolapse are linked to pregnancy and childbirth among younger women, but also occur independently as women age.
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
Increasing patient awareness of these new treatments is critical to our continued success. We believe that advertising by pharmaceutical companies and increased private internet access to healthcare information has greatly increased patients’ awareness of treatment options for their medical conditions. For example, erectile dysfunction has become a more widely recognized disease largely due to the pharmaceutical industry’s extensive advertising campaign for Viagra®, Levitra® and Cialis®. Going forward, we expect continued advertisements to drive awareness of other pelvic health disorders. As individuals seek medical treatment, we expect many of them will learn about and choose a treatment using one of our products. We facilitate that decision by working closely with physicians who are skilled in procedures using our products and therapies, and by co-sponsoring meetings (community health talks) where patients can learn more about the benefits of these procedures. In 2008, thousands of men and women attended community health talks on the conditions we treat. While the principal focus of our marketing efforts continues to be with physicians, we continue to expand our patient awareness initiatives, primarily through collaborating with physician practices, and will continue to focus on patient initiatives in the future. Building physician awareness continues to be an important element of our marketing strategy. Physician training on the anatomy, physiology and surgical procedures surrounding pelvic health has become one of our core competencies. We trained nearly 6,000 physicians on our products and therapies in 2008. We believe our extensive experience in the pelvic health arena has resulted in a very strong franchise with urologists and we are working to build a similarly strong franchise with urogynecologists, surgical gynecologists and colorectal surgeons. The gynecology specialty is critical to our growth because most women who suffer from incontinence, pelvic organ prolapse, menorrhagia and other pelvic disorders are likely to be referred to a gynecologist after first seeking help from their primary care physician. Longer term, we believe that colorectal surgeons will also be important to our success.

The expansion of our product offering, combined with increasing physician and patient awareness globally, has greatly increased our business opportunities. We have developed and successfully introduced a number of new products and product improvements, most recently the MiniArc® Single Incision Sling for female incontinence, the AMS 700 LGX® for erectile restoration and the Elevate® posterior transvaginal prolapse repair system. Our implantable product revenue growth outside the United States grew over 22 percent, with the expanded launch of the AMS 700® MS™, our primary erectile restoration product with an enhanced patient interface, along with the launch in new international geographies the AdVance® Male Sling for the treatment of mild to moderate male stress urinary incontinence, the MiniArc® Single Incision Sling for female incontinence and the continued geographic expansion of the under-penetrated markets we serve around the world. We placed continuous focus on expanding our marketing of the GreenLight HPS® lasers and fibers for the treatment of obstructive benign prostatic hyperplasia (BPH) and the StoneLight® laser and fibers for the treatment of urinary stones. We initiated clinical studies for a variety of products in our incontinence, BPH therapy and prolapse businesses, as well as made promising advancements in newer emerging therapies during 2008. We remain committed to spending approximately ten percent of our sales over the long term on research and development in order to develop new products and product improvements, generate robust clinical data, and continue to be recognized as the world leader in pelvic health innovation.
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
Since 1972, when we introduced the predecessor to today’s AMS 800® Artificial Urinary Sphincter, we have been the primary medical device company supplying surgical solutions for male incontinence. This fully implanted system includes an inflatable urethral cuff to restrict flow through the urethra, and a control pump which allows the patient to discreetly open the cuff when he wishes to urinate. Since 2000, we have also been selling the InVance® sling system, a less-invasive procedure for men with moderate incontinence. Our newer solution, the AdVance® sling system for the treatment of mild to moderate stress urinary incontinence, has been a key driver of our success in 2007 and 2008. The AMS 800® with InhibiZone® has successfully reduced surgical infections, similar to the results seen in erectile restoration applications. Our Acticon® Neosphincter is used to treat severe fecal incontinence, the loss of bowel control, in men for whom less invasive treatments have failed.
We also offer the UroLume® endoprosthesis stent as a less invasive procedure for men within this group who may not be good surgical candidates, as well as for men suffering from bulbar urethral strictures.
Erectile dysfunction is the inability to achieve or maintain an erection sufficient for sexual intercourse. When this condition is not improved by drugs, it is most often caused by vascular disease, complications from diabetes, or prostate surgery which can damage both nerves and arteries necessary for erectile function. This disease can also be caused by spinal cord injury, and may have a psychogenic component. We estimate that erectile dysfunction may affect over 390 million men and their partners around the world. The primary treatment for erectile dysfunction is the class of drugs referred to as PDE-5 inhibitors. Less than 70 percent of patients using these drugs have a positive response. The failed patient may try a vacuum device or a topical or injected drug before considering a penile implant such as those we offer. If the patient elects to have implant surgery, the surgeon implants a prosthesis which provides sufficient rigidity for sexual intercourse.
We lead the penile implant market with a series of semi-rigid malleable prostheses and a complete range of more naturally functioning inflatable prostheses, including the AMS 700® MS™. In recent years, we have introduced significant improvements to our AMS 700® inflatable prostheses including a Parylene coating on certain internal surfaces of the prosthesis to increase durability, the InhibiZone® antibiotic treatment to address the risk of surgical infections, and the Tactile Pump® and Momentary Squeeze Pump™, designed to improve ease of use for patients. Physician preference for these new products contributed to the growth in erectile restoration sales in the last three years.

BPH Therapy
Our products can be used to relieve restrictions on the normal flow of urine from the bladder caused by bladder obstructions, generally the result of benign prostatic hyperplasia (BPH) or bulbar urethral strictures. Symptoms of BPH include increased urination frequency, sudden urges to urinate, and weak urine flow. More than 70 percent of men over age 60 have some symptoms of BPH, and we estimate approximately 8 million men worldwide are on drug or hormone therapy for BPH. For those experiencing a physical obstruction of the prostatic urethra, the conventional treatment is a surgical removal of the prostatic tissue performed under general anesthesia in the operating room known as a transurethral resection of the prostate (TURP). We offer men an alternative to a TURP, that is the GreenLight™ photovaporization of the prostate. This laser therapy is designed to reduce the comorbidities associated with a TURP. The GreenLight PV® laser system has paved the way for creating a new standard of care in the treatment of BPH. This new standard of BPH care is further advanced by the GreenLight HPS® which provides shorter treatment times with similar long-term results as the earlier PV system, thereby enhancing user comfort. The GreenLight HPS® offers a more intense laser beam for enhanced surgical control and numerous system improvements for true plug-and-play functionality. We also offer the StoneLight® laser and SureFlex™ fiber optics for the treatment of urinary stones. StoneLight® is a lightweight and portable 15-watt holmium laser that offers the right amount of power to effectively fragment most urinary stones. The SureFlex™ fiber optic line is engineered to deliver more energy safely and effectively, even under maximum scope deflection, for high performance holmium laser lithotripsy.
For those men not yet to the point of urethral obstruction, but for whom symptomatic relief is desired, therapeutic options include pharmaceuticals as well as less-invasive tissue ablation techniques that can be performed in a physician’s office, including microwave therapy or radiofrequency energy delivered to the prostate. The market for an office-based therapy for BPH has remained relatively flat, at approximately 80,000 men treated annually, partially due to the continued adoption of laser delivered BPH treatments. It is within this office-based market segment that our TherMatrx® Dose Optimized Therapy™ offering is positioned.
Women’s Health
Over 450 million women in our global markets suffer from urinary or fecal incontinence. These diseases can lead to debilitating medical and social problems, ranging from embarrassment to anxiety and depression. There are three types of urinary incontinence: stress, urge, and mixed incontinence (a combination of stress and urge). While stress incontinence is generally caused by a weakening of the pelvic floor and resultant hypermobility of the urethra, urge incontinence is more complex and currently not as well understood. Pads and diapers are often used to contain and absorb leaks, and may be acceptable for controlling mild incontinence. Drug therapy and electrical nerve stimulation are currently used to treat urge incontinence. Incontinence may be treated through exercises to strengthen pelvic floor muscles, or through the injection of collagen or some other bulking agent into the wall of the urethra or bladder neck to narrow the passage. Surgical solutions are generally recommended only if these other therapies are not effective. Our current products in the market treat stress incontinence, which generally results from a weakening of the tissue surrounding the bladder and urethra which can be a result of pregnancy, childbirth and aging.
We offer a broad range of systems to restore female continence led by Monarc® and MiniArc®. Monarc®, launched in 2003, has established itself as a standard treatment for stress incontinence. It incorporates unique helical needles to place a self-fixating, sub-fascial hammock through the obturator foramin. Our most recent incontinence solution, the MiniArc® Single-Incision Sling, requires just one incision to surgically place a small sling under the urethra, which minimizes tissue disruption and potential for blood loss, thereby allowing the procedure to be done with less anesthesia on an outpatient basis.
The Acticon® neosphincter, an extension of our urinary control technology, is used to treat severe fecal incontinence primarily as the result of complications from childbirth, including the episiotomy.
Pregnancy, labor, and childbirth may also cause pelvic organ prolapse and other pelvic floor disorders. Prolapse and other pelvic floor defects may be treated with a variety of open, laparoscopic, and transvaginal surgeries. Over 400,000 procedures are performed annually around the world to repair some form of pelvic organ prolapse in women. These procedures have historically been performed through the use of suture and graft materials designed for other surgical applications. We offer less invasive solutions for pelvic floor reconstruction, with the Apogee® and Perigee® systems. The Apogee® system is designed to repair vaginal vault prolapse, a condition often resulting from the removal of the supporting mechanisms for the apex of the vagina as the result of hysterectomy. The Perigee®

system targets repair of cystocele, or the herniation of the bladder through the anterior wall of the vagina. We also offer InteXen® , a biologic graft as an alternative to our synthetic mesh solutions. In 2008, we introduced the Elevate® transvaginal prolapse repair system, with no external incisions. Using an anatomically designed needle and self-fixating tips, Elevate® allows for safe, simple and precise mesh placement through a single vaginal incision. The posterior system was launched in 2008 and we received U.S. Food and Drug Administration (FDA) approval for the anterior system in late 2008, with market launch planned in 2009.
More than 100 million women in our global markets suffer from the medical condition known as menorrhagia or excessive uterine bleeding. Our Her Option® cryoablation therapy uses a microprocessor-controlled probe to eliminate excessive menstrual bleeding by freezing the lining of the uterus and reducing its ability to regenerate. The procedure was designed to be administered in the gynecologist’s office. The patient can keep her uterus and maintain normal hormonal levels, avoiding a hospital stay and the recovery time associated with a hysterectomy. We believe that Her Option® offers significant advantages over other therapies to the patient, her physician, and the healthcare system. These other therapies have, however, been available and reimbursed for a longer period of time, and, as a result, currently have a larger installed base of experienced users, which has slowed the market adoption of this therapy over the past year.
Selling and Marketing
We sell our products in the United States, Canada, Australia, Brazil, and many western European countries through direct field representatives. At the end of 2008, we had 480 employees in our global sales and marketing force. We also ended 2008 with 61 independent distributors who represent our products in other countries and accounted for approximately 6.6 percent of our worldwide sales. In specific laser therapy markets in the United States, we sell through a number of mobile providers. No single customer or group of customers accounts for more than five percent of our total sales. Local market conditions, including the regulatory and competitive situation, determine the type of products we sell in each market.
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
Manufacturing and Supply
We use approximately 130,000 square feet of our facilities in Minnesota, California and Arizona for manufacturing, warehousing, and distribution of our products. We utilize warehouses to support local distribution in countries outside the U.S. where we have direct sales representation. We maintain a single-shift manufacturing operation and employ lean manufacturing approaches for the reduction of waste in manufacturing processes and alignment of production with customer demand. Some of our products utilize raw materials or components that are either single or sole-sourced. See Item 1A. Risk Factors: We may not be able to supply products that incorporate materials or components which are single or sole-sourced.
We maintain a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance, and quality control test methods. Our documentation systems comply with appropriate FDA and International Organization for Standards (ISO) requirements.
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
We conduct applied research in areas that we think will likely lead to product commercialization activities. This research is often done at a technology platform level such that the science can be utilized to develop a number of different products. An example of this is our Accessa™ platform for neuromuscular stimulation and technologies to enhance our mesh materials.
Our product development engineers work closely with their marketing partners to identify important needs in the urology, gynecology, urogynecology and colorectal markets. The team then analyzes the opportunities to optimize the value of the product development portfolio. During 2008, our product development teams continued to improve our current product lines as well as develop products to serve new markets. Some examples of product improvements are: improved surgical tools to implant penile prostheses, a completely new malleable penile prosthesis, extended size ranges for the AMS 800® artificial urinary sphincter, improvements to our GreenLight™ platform and Elevate® posterior and anterior transvaginal repair systems. Some examples of new products for new markets are: Topas™ sling for fecal incontinence, Continuum™ for the surgical anastomosis during a radical prostatectomy, and Accessa™, a neuro-muscular stimulation device for the treatment of urge urinary incontinence and interstitial cystitis.
We believe our clinical data will continue to drive market expansion for our therapies and demonstrates our technology leadership position. In 2008, we continued the clinical study on our Continuum™ radical prostatectomy anastomosis device in Europe. We have nearly completed enrollment of patients in our five year study of GreenLight HPS®. We introduced new clinical data to further expand the penetration of our MiniArc® solution for treating female continence and our Apogee® and Perigee® solutions for treating prolapse.
Our spending on research and development activities, including clinical and regulatory work totaled $46.2 million, $43.3 million and $33.9 million in 2008, 2007 and 2006, respectively. These research and development dollars represented 9.2 percent, 9.3 percent and 9.5 percent of sales for each year respectively. We plan to target research and development spending at approximately 10 percent of sales for the foreseeable future.
Competition
Competition in the medical device industry is intense and characterized by extensive research efforts and rapid technological progress. The primary competitive factors include clinical outcomes, distribution capabilities, and price relative to (1) competitive technologies and (2) reimbursements to physicians and hospitals for their services. With certain of our products, our competitors may have greater resources with which to develop and market products, broader distribution resources, and scale economies which we do not have. Our competitive advantage is driven by our focus on the pelvic health market and our ability to develop new products and innovative procedures, obtain regulatory clearance, ensure regulatory compliance, protect our intellectual property, protect the proprietary technology of our products and manufacturing processes and maintain and develop preference for our products among physicians and patients. All of these abilities require recruiting, retaining, and developing skilled and dedicated employees, and maintaining and developing excellent relationships with physicians and suppliers.
Intellectual Property
We rely on intellectual property including patents, trade secrets, technical innovations, and various licensing agreements to protect and build our competitive position. We own 262 issued U.S. patents, with approximately half of such patents issued in the last four years, and numerous international patents covering various aspects of our technology. We also have U.S. and international patent applications pending. We review competitive products and patents to actively enforce our rights and to avoid infringing the legitimate rights of others.
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
Our penile implant, artificial urinary sphincter and Her Option® products have been approved through the Product Development Protocol (PDP) or PMA process. Our other products were approved through the 510(k) pre-market notification process. We have conducted clinical trials to support our PDP and PMA regulatory approvals.
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
Employees
As of January 3, 2009, we employed 1,205 people in the following areas: 341 in manufacturing; 349 in U.S. sales, marketing and distribution; 137 in administration; 108 in regulatory, clinical and quality assurance; 92 in research and development; and 178 internationally. We do not have any organized labor unions. We believe we have an excellent relationship with our employees.
Accounting Periods
We have a 52-or 53-week fiscal year ending on the Saturday nearest December 31. Accordingly, fiscal years 2008, 2007 and 2006 ended on January 3, 2009, December 29, 2007 and December 30, 2006, respectively, and are identified in this report as 2008, 2007 and 2006. Fiscal year 2008 had 53 weeks and fiscal years 2007 and 2006 consisted of 52 weeks.
Financial Information about Geographic Areas
Approximately 29.1, 28.0 percent, and 23.9 percent of our consolidated revenues in 2008, 2007, and 2006, respectively, were from sales to customers outside of the United States. See Notes to Consolidated Financial Statements — No. 13, Industry Segment Information and Foreign Operations for more information.
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
Our competitors include several large medical device manufacturers, including Johnson & Johnson, Medtronic, Inc., C.R. Bard, Inc., Boston Scientific Corporation, Coloplast and Hologic, Inc. These and other of our competitors may have greater resources, more widely accepted products, better distribution channels, less invasive therapies, greater technical capabilities and stronger name recognition than we do. This is particularly the case when we enter new markets or develop technologies for new therapies, such as our laser therapy products. We expect our competitors will continue to improve their products and develop new competing products, including less invasive or non-invasive products, pharmaceuticals and cell or gene therapies. These new technologies and products may beat our products to the market, be more effective than our products, render our products obsolete by substantially reducing the prevalence of the conditions our products and therapies treat, or provide the same benefits as our existing products at the same or lower price. We may be unable to compete effectively with our competitors, or achieve our internally established growth targets, if we cannot keep up with existing or new alternative products, techniques, therapies and technologies in the markets we serve.
Current worldwide economic conditions may adversely affect our business, operating results and financial condition.
We believe the current worldwide economic crisis has resulted and may continue to result in some reduction in the procedures using our products. Although a majority of our products are subject to reimbursement from third party government and non-government entities, some procedures that use our products can be deferred by patients. In light of the current economic conditions, patients may not have employer-provided healthcare, be as willing to take time off from work or spend their money on deductibles and co-payments often required in connection with the procedures that use our products. Beyond patient demand, hospitals and clinics may be less likely to purchase capital equipment given the current economic conditions and credit environment. In addition, economic conditions could affect the financial strength of our vendors and their ability to fulfill their commitments to us, and could also affect the financial strength of our customers and our ability to collect accounts receivable. While we believe current economic conditions may have contributed to a softening in our recent revenue growth rates, the specific impact is difficult to measure. Furthermore, we cannot predict how these economic conditions will impact our future sales, cost of goods sold, or bad debt expense.

Disruptions in the global financial markets could impact the ability of our counterparties and others to perform their obligations to us and our ability to obtain future financing.
Recent economic events, including failures of financial service companies and the related liquidity crisis, have considerably disrupted the capital and credit markets. Our credit risk consists of cash and cash equivalents, short-term investments, trade receivables, derivative instruments, lending commitments and insurance relationships in the ordinary course of business. We place cash, cash equivalents, short-term investments and derivative instruments with high quality financial institutions, which we monitor regularly and take action where possible to mitigate risk. We do not hold investments in auction rate securities, mortgage backed securities, collateralized debt obligations, individual corporate bonds, special investment vehicles or any other investments which have been directly impacted by the financial crisis. The carrying value of accounts receivable approximates fair value due to the relatively short payment terms on these instruments, or current payment patterns of our customers. To date, all lending commitments remain available to us, and we have not incurred any charges specific to the increased credit risks. Insurance programs are with carriers that remain highly rated and we have no significant pending claims. However, these disruptions in the capital and credit markets could cause our counterparties and others to breach their obligations or commitments to us under our contracts with them. While all of our debt maturities are long-term, any debt amendment or requirement for financing in the future would have a significant negative impact on our financing costs.
If our strategies to improve the performance of our laser therapy business are unsuccessful, our growth and profitability may be negatively impacted.
We plan to implement a number of strategies in 2009 to improve the growth and profitability of our laser therapy business. These strategies include an internal reorganization and hiring of a general manager for BPH therapies, to focus dedicated resources to this part of our business. We also plan to reorganize our sales force and grow our relationships with mobile providers to increase revenues and continue to reduce costs and improve reliability of our laser therapy products to improve profitability. If these strategies are unsuccessful our growth and profitability may be negatively impacted.
Our sales may be adversely affected if physicians do not recommend, endorse or accept our products.
We rely upon physicians to recommend, endorse and accept our products. Many of the products we acquired or are developing are based on new treatment methods. Acceptance of our products is dependent on educating the medical community as to the distinctive characteristics, perceived benefits, clinical efficacy, and cost-effectiveness of our products compared to competitive products, and on training physicians in the proper application of our products. We believe our products address major market opportunities, but if we are unsuccessful in marketing them to physicians, or our products are identified in regulatory agency public health communications, our sales and earnings could be adversely affected. In addition, most of our products are used by physicians who are required to maintain certain levels of medical malpractice insurance to maintain their hospital privileges. As the cost of this insurance increases, certain physicians who have used our products to treat their patients may stop performing surgeries or providing therapies. Unless the patients who would have been treated by these physicians are referred to other physicians who would use our products, sales of our products could decline.
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
Our physician and hospital customers depend on third party government and non-government entities around the world to reimburse them for services provided to patients. The level of such third party reimbursement has fluctuated from time to time in the past, may fluctuate in the future, and is subject to review or withdrawal at any time. The level of reimbursement may influence whether customers purchase our products. Further, as we expand our offerings from implants surgically delivered to patients in hospital settings to minimally-invasive therapies delivered to patients in physician offices, we must address the information needs of varied reimbursement systems and processes. Reimbursement rates vary depending on whether the procedure is performed in a hospital, ambulatory surgery center or physician office. While our sales history of devices in the U.S. does not reflect an obvious correlation between sales levels and changes in the Center for Medicare and Medicaid Services, or CMS, reimbursement rates, office-based business may be more directly impacted by reimbursement rate fluctuations than our hospital-based business has been historically. For example, CMS is revising the methodology for calculating the physician practice expense component of the physician fee schedule, which accounts for, among other things, the cost of devices when a procedure is performed in a physician office or clinic. A significant change in practice expense payment levels may play a role in physician choices. Furthermore, a significant portion of our international sales are in Europe, where health care regulations and reimbursement for medical devices vary significantly from country to country. This changing environment could adversely affect our ability to sell our products in some European countries. Additionally, as we continue to expand into new global markets, we face the potential for lengthy reimbursement approval timeframes, process delays or a lack of transparency in certain reimbursement approval requirements. In summary, any unfavorable change in reimbursement could have a negative impact on our business.
Failure to satisfy our debt obligations could have a material adverse effect on our business.
As of January 3, 2009, we have $339.3 million in principal amount of Convertible Notes and $228.8 million outstanding under our Credit Facility as described in Notes to Consolidated Financial Statements — No. 9, Debt. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on either of these debt obligations or if we are in material breach of the covenants contained in the loan agreements, we would default under the terms of the applicable loan agreement or indenture. Any such default would likely result in an acceleration of the repayment obligations to such lenders as well as the lenders under any of our other debt agreements under applicable cross default provisions.

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
Our Convertible Notes are convertible, at the option of the holder, into shares of our common stock at an initial conversion price of $19.406 per share, subject to adjustment. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of Convertible Notes a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value (determined in the manner set forth in the indenture under which the Convertible Notes were issued) of the number of shares of our common stock as determined based on the conversion rate. If the conversion value exceeds $1,000, we will also deliver, in addition to cash, a number of shares of our common stock equal to the sum of the daily share amounts, as defined in the indenture. If a holder elects to convert its Convertible Notes in connection with a designated event that occurs prior to July 1, 2013, we will pay, to the extent described in the indenture, a make whole premium by increasing the conversion rate applicable to such Convertible Notes. The number of shares of common stock issuable upon conversion of the Convertible Notes increases as the market price of our common stock increases, as described in the “Liquidity and Capital Resources” section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All of the above conversion rights are subject to certain limitations imposed by our Credit Facility.
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
Because our credit facility carries a floating interest rate tied to LIBOR, we are subject to market risk exposure related to changes in interest rates. During 2008, we began using financial instruments, including interest-swaps, to manage our interest rate risk on our floating rate debt. Under these arrangements, we effectively convert an amount of the principal balance under our credit facility, equal to a notional amount agreed upon in the financial instrument, from a floating rate to a fixed rate in a swap (or a range of floating rates should we utilize a collar or a limit on the floating rate in a cap), for an agreed-upon period of time. There is no certainty that we will continue to enter into financial instruments to hedge our risks in the future. Also, when we enter into a financial arrangement for a portion of our risk, there is no certainty that it would be effective or the rate will be at market for the entire term of the instrument. At the expiration or termination of any such financial instrument, we are again exposed to the market risk of increases in interest rates for our floating rate debt. We are also subject to the conditions of the debt market.

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
We have agreed to make contingent payments, based upon achievement of various milestone and product sales, under various acquisition agreements. We have also made commitments to use commercially reasonable efforts to achieve some of these milestones and, in some cases, product sales. If we achieve these milestones and product sales, we will be obligated to make significant contingent payments. If we fail to achieve milestones or generate product sales related to these acquisitions, we could become involved in disputes or legal proceedings challenging our compliance with our contractual obligations, including the efforts we expended to achieve the relevant milestones or product sales, as applicable. Any such legal proceedings would likely be costly and time-consuming, and, if we were found not to have complied with our contractual obligations, we could be subject to significant damages.
We may not be able to supply products that incorporate materials or components which are single or sole-sourced.
Some of our products utilize raw materials or components that are either single- or sole-sourced. These sources of supply could encounter manufacturing difficulties or may unilaterally decide to stop supplying us because of product liability concerns or other factors. We currently rely on single source suppliers for the silicone and fabric used in our male prostheses and for the porcine dermis and mesh used in many of our female products. Furthermore, we use single sources for the TherMatrx® consoles and disposables. A key component of the InteXen® and IntePro® antibiotic technology is also procured from a single source. We rely on single and sole source suppliers for certain components in our GreenLight HPS® system. We do not have written agreements with many of our key suppliers requiring them to supply us with these raw materials or components, and we cannot be certain that we would be able to timely or cost-effectively replace any of these sources upon any disruption. The loss of any of these suppliers could have a material adverse effect on our financial results in the near term, as we would be required to qualify alternate designs or sources.
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
We are currently operating with one manufacturing shift at each of our three principal locations, with no redundancy between facilities. We distribute our products from one location for a given product line. Although we believe we have adequate physical capacity to serve our business operations for the foreseeable future, and we carry property insurance on our facilities, we do not have a back up facility, and the loss or impairment of any of our Minnesota, California or Arizona facilities would have a material adverse effect on our sales, earnings, and financial condition.
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
We may experience an interruption in sales of a product and incur significant costs and negative publicity if that product is recalled or withdrawn.
In the event that any of our products present a health hazard to the patient or physician, fail to meet product performance criteria or specifications, including labeling, or fail to comply with applicable laws including those administered by the FDA, we could voluntarily recall or withdraw the products. The FDA and similar international regulatory bodies have the authority to require us to recall or withdraw our products in the event of material deficiencies or defects in design or manufacturing. A government mandated or voluntary recall or withdrawal by us could occur as a result of unanticipated safety risks, manufacturing errors or design defects, including defects in labeling. In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims are supported by applicable law. We have initiated product recalls in the past and there is a possibility that we may recall or withdraw products in the future and that future recalls or withdrawals could result in significant costs to us and in significant negative publicity which could harm our ability to market our products in the future.
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
Should financial results severely decline, we might have to record a significant goodwill impairment charge.
Under Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, we are required to evaluate goodwill each year for impairment. If we determine the fair value is less than the carrying value, an impairment loss will be recorded in our statement of operations. The determination of fair value is a highly subjective exercise and can produce significantly different results based on the assumptions used and methodologies employed. It is likely that if our financial results were to decline substantially and if macroeconomic conditions eroded substantially, we would have to record a non-cash goodwill impairment loss in our statement of operations.
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
We are subject to various federal and state laws pertaining to healthcare fraud and abuse. These laws, which directly or indirectly affect our ability to operate our business, include, but are not limited to, the following:
•
the federal Anti-Kickback Statute, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of a good or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs, and corresponding state laws;

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

In the recent past, federal and state enforcement authorities, as well as private “whistleblowers” operating under the “qui tam” provisions of the federal False Claims Act, have sought to enforce these laws against manufacturers of medical devices, alleging, among other things, that certain financial relationships with physicians are not bona fide consulting or other legitimate agreements, but are instead intended to induce those physicians to use and recommend company products. These actions have resulted in some instances in substantial fines, penalties, and governmental supervision of those companies’ operations. Because our business necessitates frequent contact with physicians and other healthcare professionals, including financial relationships such as consulting agreements, training programs, and cooperative marketing arrangements, we have implemented a broad-based corporate compliance program, and voluntarily follow the AdvaMed Code of Ethics on Interactions with Health Care Professionals, in order to inform our employees regarding and maintain compliance with the foregoing laws and regulations. However, if our past or present operations are found to be in violation of any of the laws described above or other similar governmental regulations to which we or our customers are subject, we or our officers may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, imprisonment, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Similarly, if the physicians or other providers or entities with which we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation especially when considering the high public scrutiny in this area. If enforcement action were to occur, our reputation and our business and financial condition may be harmed, even if we were to prevail or settle the action.

Our international operations expose us to various risks, including risks related to fluctuations in foreign currency exchange rates.
We derive a significant portion of our net sales from operations in international markets. During fiscal 2008 and 2007, 29.1 percent and 28.0 percent, respectively, of our sales were to customers outside the United States. Some of these sales were to governmental entities and other organizations with extended payment terms. A number of factors, including differing economic conditions, changes in political climate, differing tax structures, changes in diplomatic and trade relationships, and political or economic instability in the countries where we do business, could affect payment terms and our ability to collect foreign receivables. We have little influence over these factors and changes could have a material adverse impact on our business. In addition, foreign sales are influenced by fluctuations in currency exchange rates, primarily the Euro, Canadian dollar, Australian dollar, and Great Britain pound. Increases in the value of the foreign currencies relative to the U.S. dollar would positively impact our earnings and decreases in the value of the foreign currencies relative to the U.S. dollar would negatively impact our earnings.
We use derivative instruments, such as foreign exchange forward contracts, to hedge a portion of estimated currency exposures. The use of derivatives would only offset the portion hedged for adverse effects of an unfavorable change in foreign currency exchange rates and would also offset a portion of favorable movements in rates.
The risks of selling and shipping our products and of purchasing components and products internationally may adversely impact our revenues, results of operations and financial condition.
The sale and shipping of our products and services across international borders subject us to extensive U.S. and foreign governmental trade regulations, such as various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, export control laws, customs and import laws, and anti-boycott laws Any failure to comply with applicable laws and regulations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters, main warehouse, research & development and manufacturing operations are located in Minnetonka, Minnesota, consisting of 230,000 square feet. This includes 50,000 square feet of office space in our Minnetonka facility that was added during 2007 to accommodate our current and future expected growth. We also lease a manufacturing facility with approximately 20,000 square feet in Phoenix, Arizona, and three facilities with approximately 80,000 square feet of manufacturing, research & development and warehouse space in San Jose, California. We believe we have sufficient manufacturing space and capacity to meet production requirements for our products for 2009.
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
Item 4A. Executive Officers of American Medical Systems
The persons listed below are our current executive officers. Our executive officers are elected annually. There is no family relationship among any of the directors or executive officers, and no executive officer has been involved during the past five years in any legal proceedings described in applicable Securities and Exchange Commission Regulations.

Name	Age	Title
Anthony P. Bihl, III	52	President and Chief Executive Officer

Ross A. Longhini	47	Executive Vice President and Chief Operating Officer

Mark A. Heggestad	50	Executive Vice President and Chief Financial Officer

Lawrence W. Getlin	63	Senior Vice President, Corporate Compliance, Quality and Legal

Janet L. Dick	52	Senior Vice President, Human Resources

John F. Nealon	46	Senior Vice President, General Manager Women’s Health

Whitney D. Erickson	42	Vice President, General Manager Men’s Health

Francois Georgelin	43	Vice President, General Manager Europe Middle East Africa Region

Michael E. Ryan	49	Vice President, General Manager Asia Pacific/Latin America Region
Anthony “Tony” P. Bihl, III was named Chief Executive Officer in April 2008. Mr. Bihl has over 25 years experience in financial, operational, and global management and medical instrument manufacturing. He served as Chief Executive Officer of Siemens Medical Solutions Diagnostics Division from January to November 2007, after its acquisition of the Diagnostics Division of Bayer HealthCare LLC, an operating unit of Bayer AG, a chemical and pharmaceutical company, where he served in various positions since 2000. From September 2004 to December 2006, he served as the President of the Diagnostics Division of Bayer Healthcare, LLC. In May 2002, he became the Senior Vice President of Business Planning and Administration (BPA), where he was responsible for the oversight, direction and management of the various functions within BPA, including accounting, supply chain, strategic planning, business development, information management and technology, and the Viterion TeleHealthcare joint venture with Matsushita. From January 2000 to May 2002, he served as the Vice President of Finance & Controlling for Bayer Diagnostics’ Laboratory Testing segment. Prior to his time with Bayer, Mr. Bihl held various managerial positions of increasing responsibility within finance and operations in the medical diagnostics, diagnostics imaging and biotechnology businesses.
Ross A. Longhini has served as Executive Vice President and Chief Operating Officer since August 2006. He also assumed the role of interim CEO from January — April 2008. Previously, he served as Chief Technology Officer. Mr. Longhini has more than 20 years of experience in the field of medical device product development. From 1998 to 2002, he served in various management positions in Sulzer Spine-Tech of Minnesota including Vice President, Research and Development, Clinical & Regulatory. On February 17, 2009, we announced that Mr. Longhini had informed us that he would be resigning in April 2009.
Mark A. Heggestad has served as our Executive Vice President and Chief Financial Officer since December 2006. Mr. Heggestad has over 20 years of experience in financial leadership roles in the medical device industry. From 1987 to 2006, he served in various management positions at Medtronic, Inc., a global leader in medical technologies, including Vice President of Finance and IT for the Cardiac Surgery Business, Vice President of Corporate Audit & Compliance Assurance and Vice President of Corporate Finance, Assistant Controller. Prior to 1987, Mr. Heggestad was an audit manager for KPMG, LLP.
Lawrence W. Getlin, J.D. has served as our Senior Vice President of Corporate Compliance, Quality and Legal since June 2006. Prior to this assignment, Mr. Getlin serviced as Vice President, Regulatory, Medical Affairs, and Quality Systems since 1990. He has been our Corporate Compliance Officer since 2003. He is a member of the American Bar Association and the California State Bar, as well as the U.S. Court of Appeals 9th District, and District Court, Central District of California, and is Regulatory Affairs Certified.
Janet L. Dick has served as our Senior Vice President of Human Resources since June 2006. Ms. Dick has spent over 23 years in positions of increasing responsibility within the human resources department of AMS and Schneider (USA), both of which were divisions of Pfizer at one time. Her prior human resources career was in banking, commercial construction, and mortgage banking.
John F. Nealon has served as Senior Vice President and General Manager, Women’s Health since April 2008. Prior to his appointment as General Manager, Mr. Nealon served as Senior Vice President of Business Development from April 2005 to July 2008. From January 2002 to April 2005, he served as Vice-President of Global Marketing at AMS. Mr. Nealon has over 15 years of experience in the medical device industry. From 1996 to 2001, he served on the management team at Survivalink, a start-up medical device company which developed and marketed automated external defibrillators (AEDs). His final three years at Survivalink, he served as Vice-President, Marketing and International Sales. In 1996, he served as Director of Product Marketing for Summit Medical. From 1989 to 1996, he served in a variety of global product marketing roles at GE Medical Systems in the x-ray, surgery and cardiology businesses.
Whitney D. Erickson has served as our Vice President and General Manager of Men’s Health since January 2007. Ms. Erickson has over 20 years of global experience including roles in process technology, operations leadership, marketing, business development and general management. She was previously with Honeywell International, where she spent 11 years, most recently as a Vice President for Business Development, involved in integration of various Honeywell acquisitions. Prior to Honeywell, Ms. Erickson was with the former James River Corporation, as well as General Electric. She has worked in a variety of industries including polymers, pharmaceutical packaging and chemical intermediates as well as security hardware and power transformation.
Francois Georgelin has served as Vice President and General Manager of the Europe Middle East Africa (EMEA) Region since January 2009. Mr. Georgelin has 14 years of leadership experience in international sales and marketing. From 2006 to January 2009 he served as Vice President of Emerging Markets, EMEA, for Gambro, a European-based health care company, with responsibility for both direct sales as well as sales through more than 50 distributors. Prior to Gambro, Mr. Georgelin held sales and marketing leadership positions throughout Europe at Medtronic (from 2003 to 2006), Johnson & Johnson (Ethicon, Gynecare, Mitek) and Air Liquide.
Michael E. Ryan has served as our Vice President and General Manager, Asia Pacific/Latin America Region, since January 2009. Mr. Ryan has more than 22 years of Sales and Marketing experience within the U.S. and

International AMS sales organization. Previously, Mr. Ryan served as our Vice President, Sales and Marketing, Intercontinental from May 2007 to January 2009, and he was Area Sales Director, responsible for the Eastern United States, from November 2005 to May 2007. He has opened and expanded AMS direct affiliate offices around the globe and developed the extensive international distributor sales team in Europe, Latin America and Asia Pacific.

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

	2008		2007
	High	Low	High	Low

First quarter	$14.98	$13.20	$21.78	$18.65
Second quarter	$15.87	$13.99	$21.75	$17.33
Third quarter	$18.20	$13.95	$21.50	$16.95
Fourth quarter	$17.93	$8.25	$17.31	$12.03
Holders
On February 25, 2009, there were approximately 115 stockholders of record and approximately 8,698 beneficial stockholders.
Dividends
We have never declared or paid cash dividends. We intend to retain all future earnings for the operation and expansion of our business. We do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. In addition, our current Credit Facility places certain restrictions on paying cash dividends.
Recent Sales of Unregistered Equity Securities
During the fourth quarter ended January 3, 2009, we did not issue or sell any shares of our common stock or other equity securities of ours without registration under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
Common Stock
We did not purchase any of our common stock during the quarter ended January 3, 2009.

3.25% Convertible Notes
In the following table, we reflect purchases of our unsecured 3.25 % Convertible Notes during the quarter ended January 3, 2009:

				Approximate
				Dollar Value of
			Total Number of	Units That May
			Units Purchased as	Yet Be Purchased
	Total Number of		Part of Publicly	Under the Publicly
	Units Purchased	Average Price Paid	Announced Plans	Announced Plans
Fiscal Period	(1)	Per Unit (2)	or Programs	or Programs
September 28 - October 25, 2008	—	—	—	—
October 26 - November 22, 2008	—	—	—	—
November 23 - January 3, 2009	34,500,000	$0.67749	—	—

Total	34,500,000	$0.67749	—	—

(1)	The amounts shown represent the aggregate principal amount, in dollars, of our Convertible Notes that we repurchased in open-market transactions.

(2)	We repurchased Convertible Notes with a principal amount of $34.5 million for a cash payment of $23.4 million.
Stock Performance Graph
The following graph compares the annual cumulative total stockholder return on our common stock from January 2, 2004 until January 2, 2009, with the annual cumulative total return over the same period of the Nasdaq Market Value Index and a Comparable Company Index (the Hemscott Industry Group 521 Index for medical appliances and equipment). Hemscott prepared the data points.
The comparison assumes the investment of $100 in each of our common stock, the Nasdaq Market Value Index and the Comparable Company Index on January 2, 2004, and the reinvestment of all dividends.

	1/2/2004	12/31/2004	12/30/2005	12/29/2006	12/28/2007	1/2/2009
AMS Common Stock	$100.00	$191.18	$163.05	$169.36	$132.78	$81.76
Comparable Company	$100.00	$113.53	$121.07	$118.94	$126.10	$76.15
NASDAQ Market Index	$100.00	$108.41	$110.79	$122.16	$134.29	$79.25

Item 6. Selected Financial Data
The following tables present five years of data (in thousands) from our statement of operations and balance sheet.

Statement of Operations Data	2008	2007	2006	2005	2004

Net sales	$501,641	$463,928	$358,318	$262,591	$208,772
Cost of sales	111,097	105,592	68,872	46,111	38,331

Gross profit	390,544	358,336	289,446	216,480	170,441

Operating expenses
Marketing and selling	175,670	169,495	123,204	92,001	72,910
Research and development	46,247	43,315	33,877	20,966	15,786
In-process research and development (1)	7,500	7,500	94,035	9,220	35,000
General and administrative	39,281	43,070	34,417	21,713	21,617
Integration costs (2)	—	1,103	1,712	—	—
Litigation settlement (3)	—	14,303	—	—	—
Amortization of intangibles (4)	34,465	18,264	12,393	7,884	5,708

Total operating expenses	303,163	297,050	299,638	151,784	151,021

Operating income (expense)	87,381	61,286	(10,192)	64,696	19,420

Other (expense) income
Royalty and other	2,279	8,099	1,984	500	2,249
Interest income	747	1,153	2,754	1,246	517
Interest expense (5)	(27,398)	(37,760)	(18,395)	(217)	(783)
Amortization of financing costs (6)	(4,099)	(3,273)	(8,302)	—	—
Gain on extinguishment of debt (7)	10,055	—	—	—	—
Investment impairment (8)	—	—	—	—	(4,500)

Total other (expense) income	(18,416)	(31,781)	(21,959)	1,529	(2,517)

Income (loss) from continuing operations before income taxes	68,965	29,505	(32,151)	66,225	16,903

Provision for income taxes (9)	26,413	15,914	11,731	26,950	20,023

Net income (loss) from continuing operations	42,552	13,591	(43,882)	39,275	(3,120)

Loss from discontinued operations, net of tax benefit of $0.4 million and $2.7 million for 2007 and 2006, respectively (10)	—	(691)	(5,435)	—	—

Net income (loss)	$42,552	$12,900	$(49,317)	$39,275	$(3,120)

Net income (loss) per share
Basic net income (loss) from continuing operations	$0.58	$0.19	$(0.63)	$0.57	$(0.05)
Discontinued operations, net of tax	—	(0.01)	(0.08)	—	—

Basic net income (loss)	$0.58	$0.18	$(0.70)	$0.57	$(0.05)

Diluted net income (loss) from continuing operations	$0.58	$0.18	$(0.63)	$0.55	$(0.05)
Discontinued operations, net of tax	—	(0.01)	(0.08)	—	—

Diluted net income (loss)	$0.58	$0.18	$(0.70)	$0.55	$(0.05)

Balance Sheet Data	2008	2007	2006	2005	2004

Cash, cash equivalents, and short-term investments	$42,965	$35,181	$29,541	$46,390	$51,168
Working capital	130,999	143,298	135,635	69,533	79,575
Total assets	1,045,097	1,116,433	1,127,091	359,326	300,550
Long-term liabilities	596,192	706,156	743,396	3,072	3,126
Stockholders’ equity	385,595	328,190	281,162	302,879	249,172

(1)
In 2008 and 2007, we recognized $7.5 million each year for in-process research and development charges related to the payments for achieving certain milestones related to our BioControl acquisition. In 2006, we recognized $25.6 million, $2.1 million, $62.1 million and $4.3 million, respectively, for in-process research and development charges related to the acquisitions of BioControl, Solarant, Laserscope and Ovion. In 2005 and 2004, we recognized in-process research and development charges of $9.2 million and $35.0 million, respectively, related to the acquisitions of Ovion and TherMatrx.

(2)
In 2007 and 2006, we recorded $1.1 million and $1.7 million, respectively, of integration costs associated with the 2006 Laserscope acquisition, primarily related to travel, legal, consulting and retention bonuses.

(3)
During 2007, we recorded a charge of $14.3 million for litigation settlements, primarily for the arbitration award to the former shareholders of CryoGen, Inc. (CryoGen) concerning an earnout payment related to our 2002 acquisition of CryoGen. See Notes to Consolidated Financial Statements — No. 4, Litigation Settlements for more information.

(4)
In 2008, we recorded additional amortization expense of $17.1 million for the acceleration of amortization to adjust the carrying value of certain intangible assets to their current fair values. For more information regarding this acceleration of of amortization, see Notes to Consolidated Financial Statements — No. 6, Goodwill and Intangible Assets.

(5)
During 2008, 2007 and 2006, interest expense included interest incurred on $373.8 million principal amount of convertible notes we issued on June 27, 2006. Average borrowings under the convertible notes were $371.1 million during 2008, and $373.8 million during 2007 and 2006. Interest expense also included interest incurred on our senior secured credit facility entered into on July 20, 2006. Our average borrowings under this facility were approximately $281.7 million and $332.3 million during 2008 and 2007, respectively, and $366.0 million from inception through December 30, 2006. We also incurred interest expense related to short-term borrowing activity during 2006. For a more complete description of these items, see Notes to Consolidated Financial Statements — No. 9, Debt, and No. 8 — Credit Agreements.

(6)
Amortization of financing costs relates to the deferred financing costs and debt discount for our convertible notes and our senior secured credit facility. Charges during 2006 also include a $7.0 million commitment fee for a bridge loan of up to $180 million in preparation for the acquisition of Laserscope. We did not use this financing for the Laserscope acquisition. See Notes to Consolidated Financial Statements — No. 9, Debt and No. 8 — Credit Agreements for more information.

(7)
During the fourth quarter of 2008, we recognized a $10.1 million gain on extinguishment of $34.5 million of convertible notes. See Notes to Consolidated Financial Statements — No. 9, Debt for more information.

(8)
During the fourth quarter of 2004, we recognized an investment impairment loss of $4.5 million related to our investment in InjecTx, when we determined that the likelihood of commercialization of the product had diminished dramatically.

(9)
In 2007, we experienced adverse tax effects from the $14.3 million of litigation settlement charges primarily resulting from the resolution of the CryoGen arbitration (see Notes to Consolidated Financial Statements — No. 4, Litigation Settlements). Partially offsetting this unfavorable impact was the favorable settlement of a tax audit for $0.9 million, which allowed us to release a reserve for uncertain tax benefits. The in-process research and development charges described above for 2004 through 2006, as well as the investment impairment charge in 2004, have no related tax benefit, except for BioControl. In 2006, we received a $2.4 million tax refund associated with the favorable agreement reached with the IRS involving the review of our 2001 and 2002 federal income tax returns.

(10)
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
We are the world leader in developing and delivering innovative solutions to physicians treating men’s and women’s pelvic health conditions, thereby recognized as the technology leader in the markets we serve. We have built a business that delivers consistent growth, fueled by a robust pipeline of innovative products for significant, under-penetrated markets. We have consistently diversified our product portfolio, building on our traditional base of products for men’s incontinence and erectile restoration, to include products and therapies targeted at benign prostatic hyperplasia (BPH) in men, as well as urinary incontinence, pelvic organ prolapse and menorrhagia in women. We estimate there are as many as 1.8 billion incidences of these conditions in the global markets we serve, with many people suffering from multiple conditions. Treatment options for these conditions vary considerably depending on the severity of the condition. Approximately 450 million of these men and women have conditions sufficiently severe so as to profoundly diminish their quality of life and significantly impact their relationships. Our addressable market is contained within this group of patients. Our product development and acquisition strategies have focused on expanding our product offering for surgical solutions, including less-invasive solutions for surgeons and their patients. Our primary physician customers include urologists, gynecologists, urogynecologists and colorectal surgeons.
We completed our 36th year of operations in 2008, with a continued focus on technological innovation, market expansion and financial strength.
Our net sales grew from $463.9 million in 2007 to $501.6 million in 2008. In 2008, men’s health contributed $219.2 million, or 44 percent of total net sales, BPH therapy contributed $116.3 million, or 23 percent of total net sales, and women’s health contributed $166.1 million, or 33 percent of total net sales.
Our products for treating incontinence in both the men’s and women’s health businesses drove revenue growth in 2008, particularly through the success of the AdVance® male sling and the MiniArc® Single Incision Sling for treating female stress urinary incontinence. Our erectile restoration product revenues grew through notable expansion in a number of international markets. We provide a full line of medical laser systems to deliver minimally invasive procedures for the treatment of obstructive BPH and urinary stones. BPH therapy revenues declined in 2008, as a result of a slower than anticipated market penetration rate, but we have made considerable improvements to product performance in 2008 and are now selling throughout our global markets GreenLight HPS® (High Performance System), and we continue to market our TherMatrx® solution for in-office treatment of BPH. Revenue from our prolapse repair products, notably Apogee® and Perigee®, also grew more significantly through expansion in international markets and exited 2008 strong in all regions with the recent launch of our new Elevate® posterior transvaginal prolapse repair system in the back half of 2008. Our Her Option® product for the treatment of menorrhagia, or excessive uterine bleeding, experienced a decline in revenues during the year, with lower than expected adoption rates for office-based procedures.
In 2008, we implemented a number of company-wide initiatives to reduce working capital, manage expenses and drive operating leverage throughout our business. As a result, we generated income from operations of approximately $69 million in 2008, compared to $29.5 million in 2007, and cash from operations of approximately $116 million in 2008, which more than doubled the 2007 amount of $48 million. We also retired approximately $120 million of debt in 2008 compared to approximately $50 million in 2007.
In January of 2007, we sold the Laserscope aesthetics business. All of the information in this report, unless specifically stated otherwise, excludes the Laserscope aesthetics business, which we reported as discontinued operations during the six month period, July 2006 to January 2007, during which we held this business.

Results of Operations
Sales trends
The following table compares net sales of our product lines and geographies between 2008 and 2007, and between 2007 and 2006.

(in thousands)	2008	2007	$ Increase	% Increase	2007	2006	$ Increase	% Increase

Net Sales
Product Line
Men’s health	$219,211	$188,519	$30,692	16.3%	$188,519	$160,436	$28,083	17.5%
BPH therapy	116,346	125,497	(9,151)	-7.3%	125,497	70,436	55,061	78.2%
Women’s health	166,084	149,912	16,172	10.8%	149,912	127,446	22,466	17.6%

Total	$501,641	$463,928	$37,713	8.1%	$463,928	$358,318	$105,610	29.5%

Geography
United States	$355,678	$334,258	$21,420	6.4%	$334,258	$272,679	$61,579	22.6%
International	145,963	129,670	16,293	12.6%	129,670	85,639	44,031	51.4%

Total	$501,641	$463,928	$37,713	8.1%	$463,928	$358,318	$105,610	29.5%

Percent of net sales

Product Line
Men’s health	43.7%	40.6%			40.6%	44.8%
BPH therapy	23.2%	27.1%			27.1%	19.7%
Women’s health	33.1%	32.3%			32.3%	35.5%

Total	100.0%	100.0%			100.0%	100.0%

Geography
United States	70.9%	72.0%			72.0%	76.1%
International	29.1%	28.0%			28.0%	23.9%

Total	100.0%	100.0%			100.0%	100.0%

Net Sales. In 2008, net sales increased by 8.1 percent or $37.7 million over 2007. Growth in our business continues to be driven by the success of recent product launches, particularly the AdVance® male sling for treating mild male incontinence, the MiniArc® Single-Incision Sling, and the InhibiZone®-coated AMS 800® Artificial Urinary Sphincter, along with continuing launches of products outside the United States, specifically the AMS 700® MS™ for erectile restoration. We believe the current worldwide economic crisis has resulted and may continue to result in some reduction in the procedures using our products. Although a majority of our products are subject to reimbursement from third party government and non-government entities, some procedures that use our products can be deferred by patients. In light of the current economic conditions, patients may not have employer-provided healthcare, be as willing to take time off from work or spend their money on deductibles and co-payments often required in connection with the procedures that use our products. While we believe current economic conditions may have contributed to a softening in our recent revenue growth rates, the specific impact is difficult to measure. Furthermore, we cannot predict how these economic conditions will impact our future sales.
In 2007, net sales grew by 29.5 percent or $105.6 million from 2006. The increase was driven by a full year of sales of the GreenLight HPS® system, which we acquired in July 2006, and the continued growth of the existing product lines in both the male and female product portfolios. The existing product lines were enhanced in 2007 by new product launches, particularly the MiniArc® Single-Incision Sling and the InhibiZone®-coated AMS 800® Artificial Urinary Sphincter along with continuing launches outside the United States, specifically the AdVance® male sling and the AMS 700® MS™ for erectile restoration.
Men’s health products. Net sales from men’s health products grew 16.3 percent in 2008, following an increase of 17.5 percent in 2007.

The largest portion of the increase in 2008 is in the male continence product line, driven by the continued success of the AdVance® male sling and the AMS 800® with InhibiZone®. Growth in sales of our erectile restoration products are consistent with market growth rates.
In 2007, erectile restoration product sales experienced double digit growth, driven by the continued worldwide rollout of the AMS 700® MS™, which features a one-touch button design for easier deflation and was originally launched in the United States in the fourth quarter of 2006. Male continence sales increased in 2007 as a result of strong growth in both the AMS 800® Artificial Urinary Sphincter and the newly launched AdVance® male sling, which treats mild to moderate incontinence.
BPH therapy products. Net sales from BPH therapy products declined 7.3 percent in 2008, following an increase of 78.2 percent in 2007.
The decline in 2008 was driven by lower sales of our laser therapy products, where we did not achieve the utilization rates anticipated as we have seen a slowing in the surgical markets due to the increased use of drugs to treat BPH as well as increased competition. We also experienced a decline in sales of our TherMatrx® product, which is used for treatment of non-obstructive BPH, due to a shift away from microwave therapies for in-office procedures.
Growth in BPH therapy net sales in 2007 over the same period in 2006 was driven by laser therapy sales growth due to the first full year of revenue following the Laserscope acquisition in July 2006. Partially offsetting this increase was a decline in sales of our TherMatrx ®product.
Women’s health products. Net sales from women’s health products grew 10.8 percent in 2008, following an increase of 17.6 percent in 2007. The decline in net sales growth in 2008 compared to the prior year is primarily volume driven.
The female continence product line, driven by the new MiniArc® sling, contributed strong growth in dollars and units over 2007. The MiniArc® Single-Incision Sling is our latest generation of slings, offering a less invasive treatment for female incontinence. The MiniArc® requires just one incision to surgically place a small strip of mesh material to support the urethra. In the latter part of 2008, we launched our new Elevate® posterior transvaginal prolapse repair system, which had a minimal impact on our results for 2008. Our Her Option® products for the treatment of menorrhagia, or excessive uterine bleeding, experienced a decline in revenues and units compared to the prior year. Revenue growth in this area has been impacted as the industry continues to experience lower than expected adoption rates for office-based procedures.
In 2007, we saw balanced net sales growth in dollars from all three therapies. Growth in sales and units of our female continence products was driven mainly by continued growth of our Monarc® self-fixating slings and the 2007 launch of the MiniArc® product. Our prolapse repair solutions, Apogee® and Perigee®, saw worldwide growth in 2007, primarily driven by our continued commitment to and emphasis on physician training. The Her Option® product grew significantly in 2007 as commercial payers continued to implement reimbursement for this therapy.
International sales and foreign exchange effects. Our consolidated net sales grew $37.7 million, or 8.1 percent in 2008 from 2007. Of this growth, $4.9 million, or 1.0 percentage point, was due to favorable currency exchange rates in the markets in which we conduct business in a foreign currency. Because a portion of the expenses associated with international sales are foreign currency denominated costs, changes in these currency rates do not affect net income and cash flows from operations by the same dollar amount as they affect sales revenues.
In 2007, $7.6 million, or 2.1 percentage points, of the net sales growth from 2006 was due to favorable currency exchange rates.

Customer location	2008	2007	$ Increase	% Increase	2007	2006	$ Increase	% Increase

Within U.S.	$355,678	$334,258	$21,420	6.4%	$334,258	$272,679	$61,579	22.6%

International
Before currency impact	141,109	129,670	11,439	8.8%	122,083	85,639	36,444	42.6%

Subtotal	496,787	463,928	32,859	7.1%	456,341	358,318	98,023	27.4%

Currency impact	4,854	—	4,854	—	7,587	—	7,587	—

Total	$501,641	$463,928	$37,713	8.1%	$463,928	$358,318	$105,610	29.5%

Operating Expenses
The following table compares the dollar and percentage change in the Statement of Operations between 2008 and 2007, and between 2007 and 2006.

			$ Increase	%			$ Increase	%
(in thousands)	2008	2007	(Decrease)	Change	2007	2006	(Decrease)	Change

Net sales	$501,641	$463,928	$37,713	8.1%	$463,928	$358,318	$105,610	29.5%
Cost of sales	111,097	105,592	5,505	5.2%	105,592	68,872	36,720	53.3%

Gross profit	390,544	358,336	32,208	9.0%	358,336	289,446	68,890	23.8%

Operating expenses
Marketing and selling	175,670	169,495	6,175	3.6%	169,495	123,204	46,291	37.6%
Research and development	46,247	43,315	2,932	6.8%	43,315	33,877	9,438	27.9%
In-process research & development	7,500	7,500	—	0.0%	7,500	94,035	(86,535)	-92.0%
General and administrative	39,281	43,070	(3,789)	-8.8%	43,070	34,417	8,653	25.1%
Integration costs	—	1,103	(1,103)	n/a	1,103	1,712	(609)	-35.6%
Litigation settlement	—	14,303	(14,303)	n/a	14,303	—	14,303	n/a
Amortization of intangibles	34,465	18,264	16,201	88.7%	18,264	12,393	5,871	47.4%

Total operating expenses	303,163	297,050	6,113	2.1%	297,050	299,638	(2,588)	-0.9%

Operating income (expense)	87,381	61,286	26,095	42.6%	61,286	(10,192)	71,478	n/a
Royalty income	4,474	5,028	(554)	-11.0%	5,028	1,701	3,327	195.6%
Interest income	747	1,153	(406)	-35.2%	1,153	2,754	(1,601)	-58.1%
Interest expense	(27,398)	(37,760)	(10,362)	-27.4%	(37,760)	(18,395)	19,365	105.3%
Amortization of financing costs	(4,099)	(3,273)	826	25.2%	(3,273)	(8,302)	(5,029)	-60.6%
Gain on extinguishment of debt	10,055	—	10,055	n/a	—	—	—	n/a
Other income (expense)	(2,195)	3,071	(5,266)	n/a	3,071	283	2,788	985.2%

Income (loss) from continuing operations before income taxes	68,965	29,505	39,460	133.7%	29,505	(32,151)	61,656	n/a
Provision for income taxes	26,413	15,914	10,499	66.0%	15,914	11,731	4,183	35.7%

Net income (loss) from continuing operations	42,552	13,591	28,961	213.1%	13,591	(43,882)	57,473	n/a

Loss from discontinued operations, net of tax benefit of $0.4 million and $2.7 million for 2007 and 2006, respectively	—	(691)	691	n/a	(691)	(5,435)	(4,744)	-87.3%

Net income (loss)	$42,552	$12,900	$29,652	229.9%	$12,900	$(49,317)	$62,217	n/a

The following table shows the Statement of Operations as a percentage of net sales for 2008, 2007 and 2006.

	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	22.1%	22.8%	19.2%

Gross profit	77.9%	77.2%	80.8%

Operating expenses
Marketing and selling	35.0%	36.5%	34.4%
Research and development	9.2%	9.3%	9.5%
In-process research and development	1.5%	1.6%	26.2%
General and administrative	7.8%	9.3%	9.6%
Integration costs	0.0%	0.2%	0.5%
Litigation settlement	0.0%	3.1%	0.0%
Amortization of intangibles	6.9%	3.9%	3.5%

Total operating expenses	60.4%	64.0%	83.6%

Operating income (expense)	17.4%	13.2%	-2.8%

Royalty income	0.9%	1.1%	0.5%
Interest income	0.1%	0.2%	0.8%
Interest expense	-5.5%	-8.1%	-5.1%
Amortization of financing costs	-0.8%	-0.7%	-2.3%
Gain on extinguishment of debt	2.0%	0.0%	0.0%
Other income (expense)	-0.4%	0.7%	0.1%

Income (loss) from continuing operations before income taxes	13.7%	6.4%	-9.0%
Provision for income taxes	5.3%	3.4%	3.3%

Net income (loss) from continuing operations	8.5%	2.9%	-12.2%

Net income (loss)	8.5%	2.8%	-13.8%

Cost of sales. Gross margin improved 0.7 percentage points from 2007 to 2008. Margins improved in 2008 as a result of changes in the mix of products sold, improved inventory planning, lower warranty and service costs on our laser therapy products and higher average selling prices. These improvements were partially offset by a decline in margins on our laser therapy products from about 54 percent in 2007 to 50 percent in 2008, primarily as a result of lower production volume with the conclusion of the aesthetics product supply agreement. Historically, margins have generally benefited from stable overhead costs, which account for more than a quarter of our cost of sales. Future margins will continue to depend upon product mix, production levels, labor costs, raw material costs and our ability to manage overhead costs over time. We expect margins for our laser therapy products to improve over time, through cost reductions, favorable product mix and optimization of console and fiber reliability.
Margins decreased 3.6 percentage points from 2006 to 2007 primarily driven by the continued change in the mix of products sold, as equipment consoles for laser therapy and Her Option® became a larger share of total revenue. We also experienced increased warranty costs, which were 1.3 percent of sales in 2007, compared to 0.2 percent in 2006, as a result of the continued enhancements made to improve the reliability of the GreenLight HPS® console and fibers. As service becomes a larger part of our business, we also saw a 0.5 percent increase in the cost of service in 2007 compared to the prior year. These increased costs were partially offset by favorable exchange impacts on gross margin for international operations, the impact of increased volume and our ability to control overhead spending.
Marketing and selling. Marketing and selling expenses as a percentage of sales decreased by 1.5 percentage points in 2008. The decrease in the current period relates to leveraging of investments made in 2007 primarily for the transition from independent distributors to our direct sales force for international laser therapy sales. As these investments were better leveraged in 2008, the result is lower expense as a percentage of revenue. We will continue to invest in marketing and selling in support of increasing sales levels, but we expect marketing and selling expense will continue to decrease as a percentage of sales over time.

Marketing and selling expenses increased by 2.1 percentage points in 2007 due to the full year effect of the laser therapy sales force and marketing personnel of Laserscope which was acquired in July of 2006, continued growth of the Her Option® product line, the exchange rate impact for foreign operations and the launches of several new products.
Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. Research and development expenses as a percentage of revenue decreased to 9.2 percent in 2008 compared to 9.3 percent in 2007. These ratios are in line with our long-term goal for spending in research and development of approximately ten percent of sales.
The $9.4 million increase in research and development expense from 2006 to 2007 is related to a full year of costs associated with the Laserscope acquisition, continuing development of GreenLight® fiber applications, increased personnel and project work in the areas of applied research, product development, clinical studies, regulatory filings and intellectual property support including those related to our acquisitions of BioControl Medical, Ltd. (BioControl), Solarant Medical, Inc. (Solarant), and Ovion Inc. (Ovion).
In-process research and development. The 2008 in-process research and development (IPR&D) expense represents a $7.5 million milestone payment related to our acquisition of BioControl for the in-process development of an implantable electrical stimulation device to treat urge incontinence and interstitial cystitis (IC). There was a similar milestone payment of $7.5 million in 2007, also related to BioControl. The following paragraphs describe the status of previously acquired IPR&D projects that remain in progress at January 3, 2009.
During 2006, we recognized IPR&D charges of $94.0 million, of which $25.6 million related to the acquisition of BioControl. As noted above, we recognized additional IPR&D charges for BioControl of $7.5 million during 2007 and $7.5 million during 2008. Since the technology purchased had not yet reached technological feasibility and lacked an alternative future use, the full purchase price of $40.6 million was charged to in-process research and development. The development efforts were less than 50 percent complete at the time of the acquisition. During 2008, based on findings from earlier feasibility studies, we incorporated the results of these studies into product enhancements. We anticipate we will begin a new feasibility study for urge incontinence in women late in 2009 or early in 2010.
Also during 2006, we recognized in-process research and development charges of $62.1 million related to our acquisition of Laserscope, primarily associated with in-process fiber development which had not yet reached technological feasibility and lacked an alternative future use. This included the development of fibers to treat bladder tumors, strictures and renal cancer, as well as other laser indications. Development for these therapies was estimated to be less than 50 percent complete at the time of acquisition. In 2008, we launched the extended application fiber for strictures and bladder tumors. We expect to develop further enhancements for BPH therapy treatments in addition to developing new laser therapy treatments. We are still in the development stages for the remaining therapies and expect products to be developed from this in-process development to reach marketability over the next several years.
We recognized additional IPR&D charges in 2006 of $4.3 million related to our July 2005 acquisition of Ovion for the in-process development of a minimally invasive permanent birth control device for women which had not yet reached technological feasibility and lacked an alternative future use. The development efforts were less than 20 percent complete at the time of the acquisition. As of December 30, 2006, we were beginning the enrollment process for a clinical trial, which we suspended during 2007 because we did not reach our internal goal and elected to focus our efforts on improving the device before resuming the trial. After balancing the cost and benefits of bringing this technology to market, coupled with the established competition and our desire to develop a truly differentiated product, we have decided to suspend development efforts on Ovion while we evaluate various alternatives to maximize the value of this asset.
The remaining IPR&D charge recognized in 2006 of $2.1 million related to the acquisition of Solarant for the in-process development of a minimally invasive treatment of stress urinary incontinence in women. The development efforts were less than 20 percent complete at the time of the acquisition. Based on initial results of a feasibility study, we have determined the initial product is not suitable for in-office use and have suspended development. We plan to retain this technology for possible use in future products.
General and administrative. General and administrative cost decreases of $3.8 million in 2008 are related to lower stock-based compensation expense, lower legal costs compared to the prior year, and cost control measures implemented during the year.

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
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The increase in intangible amortization expense in 2008 compared to 2007 is driven by a $17.1 million charge for the acceleration of amortization to adjust the carrying value of certain intangible assets related to the TherMatrx® product line and GreenLight PV® technology to their current fair values. (See Notes to Consolidated Financial Statements – No. 6, Goodwill and Intangible Assets.)
The increase in intangible amortization expense in 2007 compared to 2006 is primarily due to the amortization of intangible assets from the Laserscope acquisition for a full year, as Laserscope was acquired in July 2006.
Royalty income. Our royalty income is from licensing our intellectual property. We do not directly influence sales of the products on which these royalties are based and cannot give any assurance as to future income levels. The $4.5 million of royalty income in 2008 includes a one-time payment related to a portion of our urinary incontinence technology acquired in 2006.
The $5.0 million in royalty income in 2007 includes a one-time paid up license of our microwave therapy technology.
Interest income. Interest income decreased from $1.2 million in 2007 to $0.7 million in 2008 primarily due to lower interest rates in 2008.
Interest income decreased from $2.8 million in 2006 to $1.2 million in 2007. Our interest income in the 2006 period was higher due to the cash on hand from the net proceeds of our Convertible Notes issued on June 27, 2006, just prior to closing on the acquisition of Laserscope (see Notes to Consolidated Financial Statements – No. 9, Debt).
Interest expense. Interest expense decreased by $10.4 million in 2008 compared to 2007 due to decreases in our effective interest rate and the impact of debt prepayments made over the past year. Interest expense includes interest incurred on our Convertible Notes, which carry a fixed interest rate of 3.25 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent. Our weighted average interest rate on the Credit Facility was 4.8 percent and 7.6 percent during 2008 and 2007, respectively. Average borrowings during 2008 on the Credit Facility were $281.7 million, compared to average borrowings during 2007 of $332.3 million. Average borrowings on our Convertible Notes were $371.1 million in 2008, compared to average borrowings of $373.8 million in 2007. (See Notes to Consolidated Financial Statements – No. 9, Debt.) During 2008, we entered into interest rate swaps, which were designated as cash flow hedging instruments and which have a remaining term of 15 months as of January 3, 2009. The notional amount of the hedges at January 3, 2009 represents a significant majority of our floating rate debt. The notional amount of the swap contracts amortizes over the contracts’ terms, and the amount of floating rate debt hedged in the future will depend on prepayments and additional contracts.
Interest expense increased by $19.4 million in 2007 compared to 2006 due to a full year of interest incurred on our Convertible Notes, and our Credit Facility (with a weighted average interest rate of 7.6 percent during 2007). (See Notes to Consolidated Financial Statements – No. 9, Debt.)
Amortization of financing costs. Amortization of financing costs in 2008 and 2007 is comprised of the amortization of the costs associated with the issuance of the Convertible Notes and the Credit Facility. (See Notes to Consolidated Financial Statements – No. 9, Debt.) In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP will change the balance sheet classification of a component of our Convertible Notes between equity and debt, and will result in additional non-cash economic interest cost being reflected in the statement of operations. This change in accounting treatment is effective for fiscal years beginning after December 15, 2008 and will be applied retrospectively to prior periods. The impact of our adoption of this FSP will be significant and will result in a material increase to non-cash interest expense beginning in fiscal year 2009 for financial statements covering past and future periods. We estimate that the adoption of this FSP will reduce our net income for fiscal year 2008, as restated, by approximately $11.7 million, of which approximately $9.0 million relates to incremental amortization expense and approximately $2.7 million relates to a decrease in the gain on extinguishment of debt. We estimate the impact to 2009 net income will be a reduction of approximately $8.8 million related to incremental amortization expense.
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
Other income (expense). Other income (expense) was a loss of $2.2 million in 2008 compared to a gain of $3.1 million in 2007. The primary cause of the change in other income (expense) relates to losses due to the impact of fluctuations in foreign currencies, mainly the Euro, against the U.S. dollar on foreign denominated inter-company receivables and payables. Partially offsetting this fluctuation were net gains from final payments and adjustments related to our disposal of the Laserscope aesthetics business, and income from license and milestone fees from an agreement to license one of our technologies. Also, fiscal year 2008 included an impairment charge related to our investment in Iridex stock which we determined was other-than-temporarily impaired.
The increase in other income in 2007 is due, in part, to the $1.6 million payment we received as part of a settlement reached in February 2007, which settled prior claims under a patent infringement suit we filed in September 2006. The remainder of the increase is due primarily to gains resulting from the fluctuation in foreign currencies, mainly the Euro, against the U.S. dollar.
Provision for income taxes. Our effective income tax expense rate was 38.3% for 2008 and was slightly higher than the U.S. statutory tax rate applied to pretax income, primarily as a result of state taxes which were, in part, offset by manufacturing tax incentives and the recently reinstated federal research and development tax credit.
Our effective tax rate for 2007 of 53.9 percent on income from continuing operations was higher than the U.S. and state statutory tax rates applied to pretax income, primarily due to the adverse tax effects of the $14.3 million of litigation settlement charges that were predominantly related to the resolution of the CryoGen arbitration (see Notes to Consolidated Financial Statements – No. 4, Litigation Settlements). Partially offsetting this unfavorable impact was the favorable settlement of a tax audit which allowed us to release a reserve for uncertain tax benefits of $0.9 million.
Liquidity and Capital Resources
Cash, cash equivalents, and short-term investments were $43.0 million as of January 3, 2009, compared to $35.2 million as of December 29, 2007. Short-term investments consist mostly of highly liquid money market funds that have not experienced any negative impact on liquidity or a decline in principal value.
Cash flows from operating activities
Net cash provided by operating activities increased from $47.8 million in 2007 to $115.8 million in 2008, which is an increase of approximately $68 million. The two main drivers in the increase in cash from operating activities are changes in inventory and increased net income. Inventory balances decreased $20.9 million during 2008, resulting from our improved demand planning to optimize our inventory levels. This compares to an increase in inventory during 2007 of $30.5 million due mainly to a larger mix of products as several new products and product configurations were introduced in 2007, and also due to a decline in inventory efficiency. The change in inventory generated incremental cash of $51.4 million, on a year over year basis. Incremental cash of $26.8 million was generated from higher net income, adjusted for reclassifications and non-cash items, in 2008 compared to 2007.
In addition, due to improvements in our days sales outstanding, accounts receivable decreased in 2008 and generated cash of $11.0 million, while accounts receivable increased in 2007 and was a use of cash of $9.8 million. This change in accounts receivable on a year over year basis resulted in incremental cash of $20.8 million. Offsetting the above increases in cash flows from operating activities was our payment of $15.0 million for settlements of litigation, primarily due to the CryoGen arbitration award (see Notes to Consolidated Financial Statements — No. 4, Litigation Settlements), and the change in other assets, which results in a year over year use of cash of $21.1 million, related primarily to the divestiture of the aesthetics business.
Net cash provided by operating activities decreased from $74.1 million in 2006 to $47.8 million in 2007. The decrease was primarily driven by $19.4 million of incremental interest expense related to having a full year of the Laserscope related financing in 2007 compared to 5 months in 2006 and a $28.4 million increase in net operating assets and liabilities due to higher accounts receivable and inventory balances in 2007 compared to 2006. This was partially offset by cash provided by a decline in other current assets as a result of the sale of the aesthetics business early in 2007.
Cash flows from investing activities
Cash used in investing activities was $42.2 million and $1.3 million in 2008 and 2007, respectively. The increase in cash used of approximately $40.9 million is mainly due to the increase in short-term investments of $30.2 million in 2008. Also, during 2008 and 2007, we received $4.7 million and $22.1 million, respectively, as a result of the divestiture of the aesthetics business, and we made a $7.5 million milestone payment during each year related to our acquisition of BioControl.
Cash used in investing activities was $786.5 million in 2006. Purchases in 2006 include $718.7 million, net of cash acquired, for Laserscope, $25.6 million for certain assets of BioControl, $2.9 million for Solarant, and a $5.0 million milestone payment for Ovion. We also paid $26.3 million of milestone payments to the former TherMatrx shareholders.
Cash flows from financing activities
Cash flow used in financing activities was $98.2 million and $39.0 million in 2008 and 2007, respectively. In 2008 and 2007, we made payments on our long-term debt of $85.2 million and $50.1 million, respectively. In December 2008, we repurchased Convertible Notes with a principal amount of $34.5 million for a cash payment of $23.4 million. In connection with this transaction, we recorded a gain on extinguishment of debt of $10.1 million net of related amortization of fees and issuance costs of approximately $1.1 million. We received cash from the issuance of common stock for $8.9 million and $10.8 million in 2008 and 2007, respectively, the majority of which came from our employees exercising stock options.
In addition to the December 2008 repurchase of Convertible Notes for a cash payment of $23.4 million, we may opportunistically repurchase Convertible Notes on the open market in the future. We will evaluate any such repurchase in light of the then-existing market conditions after taking into account our liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material.
Cash provided by financing activities was $717.6 million in 2006. We received $352.7 million from borrowings under our Credit Facility and $361.2 million in cash from the issuance of our Convertible Notes, net of underwriting and debt issuance costs. We issued our Convertible Notes with a stated maturity of July 1, 2036 pursuant to an Indenture dated as of June 27, 2006 as supplemented by the first supplemental indenture dated September 6, 2006 (the Indenture) between us, certain of our significant domestic subsidiaries, as guarantors of the Convertible Notes, and U.S. Bank National Association, as trustee for the benefit of the holders of the Convertible Notes, which specifies the terms of the Convertible Notes. The Convertible Notes bear interest at the rate of 3.25 percent per year, payable semiannually. The Convertible Notes are our direct, unsecured, senior subordinated obligations, rank junior to our Credit Facility and will rank junior in right of payment to all of our future senior secured debt as provided in the Indenture.
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
The following table illustrates the number of shares that would be issued upon full conversion of the $339.3 million outstanding Convertible Notes at January 3, 2009 assuming various market prices for our stock:

If the market price of	The number of shares issued upon
our stock is:	full conversion would be (1):
$25.00	3.9 million
$30.00	6.2 million
$35.00	7.8 million

(1)	The formula to calculate the shares issued upon full conversion of our Convertible Notes is as follows:
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
The following table illustrates the number of common share equivalents that would potentially be included in weighted average common shares for the calculation of diluted EPS, assuming various market prices of our stock:

	The number of common share equivalents
If the average market	potentially included in the computation of		Percent
price of our stock is:	diluted EPS would be (1):		Dilution (2)
$19.00	—	(anti-dilutive)	0.0%
$25.00	3.9	million	5.0%
$30.00	6.2	million	7.7%
$35.00	7.8	million	9.6%

(1)	Common share equivalents are calculated using the treasury stock method, in accordance with EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.”

(2)	The percent dilution is based on 73,668,415 outstanding shares as of January 3, 2009.
For the twelve months ended January 3, 2009 and December 29, 2007, our Convertible Notes were excluded from the diluted net income per share calculation because the conversion price was greater than the average market price of our stock.

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
The six-year senior secured Credit Facility consists of (i) term loan debt and (ii) a revolving credit facility of up to $65.0 million which is available to fund ongoing working capital needs, including future capital expenditures and permitted acquisitions. During January 2008, we borrowed $12.0 million under the revolving credit facility to fund the payment of certain litigation settlements (refer to Notes to Consolidated Financial Statements – No. 11, Litigation Settlements). We repaid the outstanding balance with operating cash in February 2008. As of January 3, 2009 and December 29, 2007, we had $228.8 million and $314.0 million, respectively, of term debt outstanding under our Credit Facility.
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
The financial covenants specified in the Credit Facility, as amended, are summarized as follows:

	For The Fiscal	Amended
Financial	Periods Ending	Required
Covenants	Closest to	Ratio

Total Leverage Ratio	12/31/08	4.50:1.00 (maximum)
	3/31/09	4.25:1.00
	6/30/09	4.00:1.00
	9/30/09	3.75:1.00
	Reductions continuing until 6/30/10	3.00:1.00

Senior Leverage Ratio	12/31/08	2.25:1.00 (maximum)
	3/31/09	2.00:1.00
	Thereafter	2.00:1.00

Interest Coverage Ratio	12/31/08	3.75:1.00 (minimum)
	3/31/09	3.75:1.00
	6/30/09	3.75:1.00
	9/30/09	4.00:1.00
	Thereafter	4.00:1.00

Fixed Charge Coverage Ratio	12/31/08	1.40:1.00 (minimum)
	3/31/09	1.50:1.00
	Thereafter	1.50:1.00

Maximum Capital Expenditures	12/31/08	$15.0 million
	12/31/09	$17.5 million

As of January 3, 2009, we were in compliance with all financial covenants as defined in our Credit Facility, as amended, which are summarized as follows:

Financial Covenant	Required Covenant	Actual Result

Total Leverage Ratio (1)	4.50:1.00 (maximum)	3.71
Senior Leverage Ratio (2)	2.25:1.00 (maximum)	1.50
Interest Coverage Ratio (3)	3.75:1.00 (minimum)	5.58
Fixed Charge Coverage Ratio (4)	1.40:1.00 (minimum)	2.10
Maximum Capital Expenditures (5)	$15.0 million	$6.1 million

(1)	Total outstanding debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(2)	Total outstanding senior secured debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(3)	Ratio of Consolidated EBITDA for the trailing four quarters to cash interest expense for such period.

(4)
Ratio of Consolidated EBITDA for the trailing four quarters to fixed charges (cash interest expense, scheduled principal payments on debt, capital expenditures, income taxes paid, earn-out and milestone payments) for such period.

(5)	Limit of capital expenditures for the full year.
The ratios are based on EBITDA, on a rolling four quarters, calculated with some adjustments (“Consolidated Adjusted EBITDA”). Consolidated Adjusted EBITDA is a non-GAAP financial measure that is defined in our Credit Facility as earnings before interest, income taxes, depreciation, amortization, and other non-cash items reducing net income including IPR&D and stock compensation charges, less other non-cash items increasing net income. Consolidated Adjusted EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information relative to compliance with our debt covenants.
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
Our borrowing arrangements are further described in Notes to Consolidated Financial Statements – No. 9, Debt.
Contractual Obligations
The following table sets forth the future commitments for our long-term debt and operating leases.

		Less than			More than
(in millions)	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt obligations	$568.1	$2.3	$59.7	$166.8	$339.3
Operating lease commitments	8.1	2.9	3.9	1.3	—

Total	$576.2	$5.2	$63.6	$168.1	$339.3

In addition to the amounts shown in the table above, $15.3 million of unrecognized tax benefits have been recorded as liabilities in accordance with FASB Interpretation No. 48 (FIN 48), and we are uncertain as to if or when such amounts may be settled.
On July 7, 2005, we acquired Ovion Inc. (Ovion), a development-stage enterprise, and paid the former Ovion shareholders cash consideration of $9.8 million, after adjustments made at closing for payment of outstanding liabilities of Ovion at the time of closing. In addition to the initial closing payment, we will make contingent payments of up to $20.0 million if certain clinical and regulatory milestones are completed. Earnout payments are equal to one time net sales of Ovion’s products for the 12 month period beginning on our first fiscal quarter commencing six months after approval from the U.S. Food and Drug Administration to market the Ovion™ product for female sterilization. The contingent payments and earnout payments are subject to certain rights of offset. We made the first milestone payment of $5.0 million in the fourth quarter of 2006. The founders of Ovion will also receive a royalty equal to two percent of net sales of products that are covered by the Ovion patents related to the founders’ initial technology contribution to Ovion.
On April 26, 2006, we acquired certain issued patents and other assets from BioControl Medical, Ltd., (BioControl) an Israeli company focused on developing medical devices for the application of electrical stimulation technology. We acquired an exclusive license for the use of the patents and technologies in urology, gynecology and other pelvic health applications. In addition, as part of this acquisition, we purchased Cytrix Israel, Ltd. (Cytrix), an Israeli company with no operations, other than the employment of a specific workforce to support the related licensed technology. The purchase price was comprised of an initial payment of $25.0 million, milestone payments for relevant accomplishments through and including FDA approval of the product of up to $25.0 million, and royalties over the first ten years of the related license agreement. In the fourth quarter of 2007, we made a milestone payment of $7.5 million. In August 2008, we and BioControl amended the asset purchase and license agreements. Under these amendments, we agreed that the conditions for achieving the first milestone had been satisfied, and in the third quarter of 2008 we paid an additional $7.5 million for this milestone. In addition, BioControl agreed to eliminate our obligations to use commercially reasonable efforts to complete the remaining third milestone, and they released and waived all claims relating to such obligations. We remain liable to make the third milestone payment of $10.0 million if and when the payment conditions are satisfied, and we agreed to make certain other payments in the event that we transfer the BioControl technology to another party prior to achieving the third milestone. The royalty period was also extended for an additional three years.
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
Critical Accounting Policies and Estimates
We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management’s discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues, and expenses and (2) the related disclosure of contingent assets and liabilities. Estimates are used for items including but not limited to, those related to accounts receivable and sales return obligations, inventories, fair values of acquired assets and liabilities under the purchase method of accounting, impairment testing of long-lived assets, warranty, legal contingencies, valuation of share-based payments and income taxes. The critical accounting policies and estimates that are most important in fully understanding and evaluating the financial condition and results of operations are discussed below.
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
All of our customers have rights of return for the occasional ordering or shipping error. We maintain an allowance for these returns and reduce reported revenue for expected returns from shipments during each reporting period. This allowance is based on historical and current trends in product returns. At January 3, 2009 this allowance was $2.6 million, and it was $2.3 million at December 29, 2007.
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
The allowance for doubtful accounts was $3.5 million and $3.1 million at January 3, 2009 and December 29, 2007, respectively, which represented 3.7 percent and 2.9 percent of gross accounts receivable, respectively. The increase in allowance compared to the prior year reflects the growing proportion of our receivables held in geographies with generally longer payment terms that can increase the risk of collection.
Derivative Instruments Policy
For information regarding our use of derivatives see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and also see Notes to Consolidated Financial Statements – No. 12, Fair Value Measurements and Derivative Financial Instruments.
Inventories
Inventories are stated at the lower of cost or market determined on the first-in-first-out method. Each quarter, we evaluate our inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical loss trends, expected product lives, product at risk of expiration, sales levels by product, and projections of future sales demand. We reserve inventories we consider obsolete. In addition, we record an allowance for inventory quantities in excess of forecasted demand. Inventory allowances were $4.2 million and $2.9 million at the end of 2008 and 2007, respectively. If future demand or market conditions are less favorable than current estimates, additional inventory adjustments would be required and would adversely affect income in the period the adjustment is made.
Purchase Accounting and Valuation of IPR&D, Goodwill and Other Intangible Assets
When we acquire another company, the purchase price is allocated, as applicable, between in process research and development (IPR&D), other identifiable intangible assets, tangible assets, and goodwill as required by U.S. GAAP. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use, and is immediately expensed. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.
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
Goodwill is the excess of the purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually during the fourth quarter, or whenever a change in circumstances or the occurrence of events suggest the remaining value may not be recoverable. Our estimates associated with these impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows. Goodwill was $690.1 million as of January 3, 2009 and $690.5 million as of December 29, 2007.
Other intangible assets consist primarily of purchased technology, patents, and trademarks and are generally amortized using the straight-line method over their estimated useful lives. We review our intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually during the fourth quarter or whenever there is an impairment indicator. Impairment, if any, is recognized through acceleration of amortization and recorded as amortization of intangibles. For further discussion of definite-lived intangibles for which amortization was accelerated during 2008, refer to Note 6, Goodwill and Intangible Assets. Other intangible assets, net of accumulated amortization, were $109.7 million as of January 3, 2009 and $143.8 million as of December 29, 2007.
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
At January 3, 2009, our accrued warranty allowance was $3.3 million compared to $3.0 million at December 29, 2007. If we experience changes in any of the factors that influence this estimate, we will make adjustments to this accrued warranty allowance.
Product Liability Accrual
Each quarter, we estimate the uninsured portion of legal representation and settlement costs of product liability claims and lawsuits. This evaluation consists of reviewing historical claims costs as well as assessing future trends in medical device liability cases. Social and political factors, as well as surgeon and medical facility responsibility, make litigation costs hard to predict. Accruals for future litigation costs were $0.8 million at January 3, 2009, versus $0.9 million at December 29, 2007. The accrual amount reflects the estimate related to identified claims and lawsuits. If, in the future, we determine that this accrual is inadequate, the adjustment would reduce reported income in the period we recorded the adjustment.
Valuation of Share-Based Payments
We account for stock compensation plans in accordance with the fair value recognition provisions of SFAS 123(R), Share-Based Payment. Stock options and grants are valued using the Black-Scholes closed-form model for estimating the fair value of employee stock options and similar instruments. This model is based on several key inputs. Risk free interest rates are based on the applicable federal Treasury bill rate. Stock price volatility is determined based on historical rates over the comparable option expected life. Expected option lives are determined based on employee groups with similar exercise patterns, as determined by the historical activity. Expense is reduced each period for expected forfeitures, the rate of which was determined based on historical rates. We use the straight-line method of expense attribution that results in a straight-line amortization of the compensation expense over the vesting period for all options.
We recognize compensation expense for the fair value of restricted stock grants issued based on the average stock price on the date of grant. Compensation expense recognized on shares issued under our Employee Stock Purchase Plan is based on the value to the employee of the 15 percent discount applied to the stock purchase price.
Total stock-based compensation expense recognized during the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006 was $8.9 million, $12.4 million and $9.8 million, respectively. See Notes to Consolidated Financial Statements – No. 10, Stock-Based Compensation for further information regarding our stock-based compensation programs.
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
We review deferred tax assets and determine the need for a valuation allowance on a quarterly basis. The valuation allowance assessment considers historical taxable income, estimates of future taxable income, and the impact of tax planning strategies. If a determination is made that we would not realize all or part of the deferred tax assets, an adjustment to the deferred tax asset valuation allowance and a charge to income in the period of the determination would be made. As of January 3, 2009, a valuation allowance of $0.5 million is maintained to offset deferred tax assets related to foreign tax credit carryforwards.
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and increased disclosures. We adopted the provisions of FIN 48 in our fiscal year beginning December 31, 2006.
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
Recent Accounting Pronouncements
See Notes to Consolidated Financial Statements – No.1, Business Description and Significant Accounting Policies.
Forward-Looking Statements
This Annual Report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web site or otherwise. All statements other than statements of historical facts included in this report or expressed by us orally from time to time that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies, the outcome of contingencies such as legal proceedings, and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements in this report with words like “believe,” “may,” “could,” “would,” “might,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” or “continue” or the negative of these words or other words and terms of similar meaning. These forward-looking statements may be contained in the notes to our consolidated financial statements and elsewhere in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, refer to this Annual Report on Form 10-K under Part I, Item 1A, “Risk Factors.”
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We use derivatives to mitigate our exposure to volatility in interest and foreign currency exchange rates. We hedge only exposures in the ordinary course of business.
Interest Rates
We have interest rate risk as a result of the floating LIBOR index that is used to determine the interest rates on our Credit Facility. Accordingly, we have entered into various fixed interest rate swap contracts. As of January 3, 2009, the notional amount of the outstanding swap contracts, which mature over the next 15 months, represented a majority of our floating rate debt. Based on a sensitivity analysis, as of January 3, 2009, an instantaneous and sustained 100-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a decrease in income before income taxes of approximately $0.9 million over the next 12 months. The estimated impact to income takes into account the mitigating effect of the interest rate swap agreements. The fair market value of the outstanding swap contracts is a derivative liability of $2.7 million at January 3, 2009. The notional amount of the contracts amortizes over their terms, and the amount of floating rate debt hedged in the future will depend on prepayments and additional contracts.
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
During fiscal 2008 and 2007, revenues from sales to customers outside the United States were 29.1 percent and 28.0 percent of total consolidated revenues, respectively. International accounts receivable, inventory, cash, and accounts payable were 38.8 percent, 5.1 percent, 72.9 percent, and 19.3 percent of total consolidated accounts for each of these items as of January 3, 2009. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar in 2008 relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $3.9 million during 2008.
During 2008, we entered into various foreign exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on our forecasted sales to and receivables from certain subsidiaries, denominated in Euros. At January 3, 2009, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $28.2 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $2.8 million. Actual amounts may differ.
Credit Risk
Credit risk on financial instruments arises from the potential for counterparties to default on their obligations to us. Recent economic events, including failures of financial service companies and the related liquidity crisis, have considerably disrupted the capital and credit markets. Our credit risk consists of trade receivables, cash and cash equivalents, short-term investments, derivative instruments, lending commitments and insurance relationships in the ordinary course of business.
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

We place cash, cash equivalents, short-term investments and derivative instruments with high quality financial institutions, which we monitor regularly and take action where possible to mitigate risk. We do not hold investments in auction rate securities, mortgage backed securities, collateralized debt obligations, individual corporate bonds, special investment vehicles or any other investments which have been directly impacted by the recent financial crisis. To date, all previous lending commitments remain available to us, and we have not incurred any charges specific to the increased volatility in credit markets and credit risk. Insurance programs are with carriers that remain highly rated and we have no significant pending claims. Further, we do not expect our current or future credit risk exposures to have a significant impact on our operations. However, there can be no assurance that our business will not have any adverse impact from credit risk in the future.
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
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of January 3, 2009.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during our fourth quarter ended January 3, 2009.
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
Management assessed the effectiveness of our internal control over financial reporting as of January 3, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of January 3, 2009, our internal control over financial reporting is effective based on those criteria.
Our internal control over financial reporting as of January 3, 2009, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, as stated in their report which appears on page F-2 of this Form 10-K.

Item 9B. Other Information
None

PART III
Item 10. Directors and Executive Officers of the Registrant
Directors of the Registrant
The information in the “Election of Directors — Information About the Nominees and Other Directors” section of our 2009 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Executive Officers of the Registrant
Information about our executive officers is included in this Annual Report on Form 10-K under Part I, Item 4A, “Executive Officers of American Medical Systems,” and incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2009 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Audit Committee Financial Expert
The information under the heading “Audit Committee” in the “Election of Directors — Board and Board Committees” section of our 2009 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Identification of the Audit Committee
The information under the heading “Audit Committee” in the “Election of Directors — Board and Board Committees” section of our 2009 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
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
Item 11. Executive Compensation
The information in the “Compensation Discussion and Analysis,” the “Executive Compensation” and the “Director Compensation” sections of our 2009 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the “Executive Compensation—Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders and Management Beneficial Ownership” sections of our 2009 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information in the “Related Person Relationships and Transactions,” the “Election of Directors – Information about the Nominees and Other Directors” and the “Election of Directors – Board and Board Committees” sections of our 2009 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Item 14. Principal Accountant Fees and Services
The information in the “Audit and Non-Audit Fees” section of our 2009 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

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
(c) Exhibits
The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index on pages E-1 to E-7 to this report. A copy of any of the exhibits listed in the Exhibit Index will be sent at a reasonable cost to any stockholder upon receipt from any such person of a written request for any such exhibit. Requests should be sent to the attention of Corporate Secretary, American Medical Systems Holdings, Inc., 10700 Bren Road West, Minnetonka, Minnesota 55343.
The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit (or incorporated by reference) to this Annual Report on Form 10-K:
1.	Employment Agreement, dated April 22, 2008, between Anthony P. Bihl, III, and American Medical Systems, Inc.

2.	Employment Agreement, dated January 1, 2003, between Ross Longhini and American Medical Systems, Inc.

3.	First Amendment to Employment Agreement, dated March 6, 2008, between Ross A. Longhini and American Medical Systems, Inc.

4.	Employment Agreement, dated December 18, 2006, between Mark A. Heggestad and American Medical Systems, Inc.

5.	First Amendment to Employment Agreement, dated March 6, 2008, between Mark A. Heggestad and American Medical Systems, Inc.

6.	Employment Agreement, dated April 26, 2004, between Martin J. Emerson and American Medical Systems, Inc.

7.	First Amendment to Employment Agreement, dated January 5, 2005, between Martin J. Emerson and American Medical Systems, Inc.

8.	Second Amendment to Employment Agreement, dated January 4, 2008, between Martin J. Emerson and American Medical Systems, Inc.

9.	Separation Agreement, executed January 18, 2008, between Martin J. Emerson and American Medical Systems, Inc.

10.	Settlement Agreement and Limited Waiver, dated July 15, 2008, among American Medical Systems Holdings, Inc., Galil Ltd., and Martin J. Emerson.

11.	Employment Offer Letter, dated March 31, 2005, between Stephen J. McGill and American Medical Systems, Inc.

12.	Employment Agreement, dated April 7, 2005, between Stephen J. McGill and American Medical Systems, Inc.

13.	Confidential Separation Agreement, dated May 5, 2008, between American Medical Systems, Inc., and Stephen J. McGill.

14.	2000 Equity Incentive Plan, as amended.

15.	Form of Incentive Stock Option Agreement under the 2000 Equity Incentive Plan, as amended.

16.	Form of Non-Qualified Stock Option Agreement under the 2000 Equity Incentive Plan, as amended.

17.	Employee Stock Purchase Plan, as amended.

18.	2005 Stock Incentive Plan, as amended.

19.	Form of Stock Option Certificate for Directors under the 2005 Stock Incentive Plan, as amended.

20.	Form of Stock Option Certificate for Executive Officers under the 2005 Stock Incentive Plan, as amended.

21.	Form of Notice of Amendment to Stock Option Certificate/Agreement for Executive Officers of American Medical Systems Holdings, Inc.

22.	Form of Indemnification Agreement with Executive Officers and Directors.

23.	Form of Change in Control Severance Agreement.

24.	Form of First Amendment to Change in Control Severance Agreement.

25.	Change in Control Severance Agreement, dated as of April 22, 2008, between American Medical Systems Holdings, Inc. and Anthony P. Bihl, III.

26.	Summary of Director Compensation.

27.	Summary of Named Executive Officer Compensation (2008).

28.	Summary of Named Executive Officer Compensation (2009).

29.	2009 Executive Variable Incentive Plan.

FINANCIAL STATEMENTS AND NOTES THERETO
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED
FINANCIAL STATEMENTS
The Board of Directors and Stockholders
American Medical Systems Holdings, Inc.
We have audited the accompanying consolidated balance sheets of American Medical Systems Holdings, Inc. as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2009. Our audits also included the financial statement schedule listed in Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Medical Systems Holdings, Inc. at January 3, 2009 and December 29, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Medical Systems Holdings, Inc.’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
American Medical Systems Holdings, Inc.
We have audited American Medical Systems Holdings, Inc. internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Medical Systems Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, American Medical Systems Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the COSO criteria.
We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Medical Systems Holdings, Inc. as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2009, and our report dated February 26, 2009, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 26, 2009

American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	2008	2007	2006
Net sales	$501,641	$463,928	$358,318
Cost of sales	111,097	105,592	68,872

Gross profit	390,544	358,336	289,446

Operating expenses
Marketing and selling	175,670	169,495	123,204
Research and development	46,247	43,315	33,877
In-process research and development	7,500	7,500	94,035
General and administrative	39,281	43,070	34,417
Integration costs	—	1,103	1,712
Litigation settlement	—	14,303	—
Amortization of intangibles	34,465	18,264	12,393

Total operating expenses	303,163	297,050	299,638

Operating income (expense)	87,381	61,286	(10,192)

Other (expense) income
Royalty income	4,474	5,028	1,701
Interest income	747	1,153	2,754
Interest expense	(27,398)	(37,760)	(18,395)
Amortization of financing costs	(4,099)	(3,273)	(8,302)
Gain on extinguishment of debt	10,055	—	—
Other income (expense)	(2,195)	3,071	283

Total other (expense) income	(18,416)	(31,781)	(21,959)

Income (loss) from continuing operations before income taxes	68,965	29,505	(32,151)

Provision for income taxes	26,413	15,914	11,731

Net income (loss) from continuing operations	42,552	13,591	(43,882)

Loss from discontinued operations, net of tax benefit of $0.4 million and $2.7 million for 2007 and 2006, respectively	—	(691)	(5,435)

Net income (loss)	$42,552	$12,900	$(49,317)

Net income (loss) per share
Basic net income (loss) from continuing operations	$0.58	$0.19	$(0.63)
Discontinued operations, net of tax	—	(0.01)	(0.08)

Basic net income (loss)	$0.58	$0.18	$(0.70)

Diluted net income (loss) from continuing operations	$0.58	$0.18	$(0.63)
Discontinued operations, net of tax	—	(0.01)	(0.08)

Diluted net income (loss)	$0.58	$0.18	$(0.70)

Weighted average common shares used in calculation
Basic	72,942	72,061	70,152
Diluted	73,899	73,593	70,152
The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	January 3, 2009	December 29, 2007
Assets
Current assets
Cash and cash equivalents	$11,642	$34,044
Short term investments	31,323	1,137
Accounts receivable, net	93,078	106,457
Inventories, net	38,500	60,707
Deferred income taxes	12,908	13,105
Other current assets	6,858	9,935

Total current assets	194,309	225,385

Property, plant and equipment, net	48,280	53,126
Goodwill	690,097	690,478
Developed and core technology, net	62,315	94,452
Other intangibles, net	47,349	49,337
Other long-term assets, net	2,747	3,655

Total assets	$1,045,097	$1,116,433

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,830	$13,364
Income taxes payable	7,782	—
Accrued compensation expenses	22,876	19,258
Accrued warranty expense	3,287	3,001
Other accrued expenses	21,535	46,464

Total current liabilities	63,310	82,087

Long-term debt	552,416	666,234
Deferred income taxes	24,697	23,333
Long-term income taxes payable	15,327	13,414
Long-term employee benefit obligations	3,752	3,175

Total liabilities	659,502	788,243

Stockholders’ equity
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding: 73,668,415 shares at January 3, 2009 and 72,258,512 shares at December 29, 2007	737	723
Additional paid-in capital	303,274	284,751
Accumulated other comprehensive income	3,226	6,910
Retained earnings	78,358	35,806

Total stockholders’ equity	385,595	328,190

Total liabilities and stockholders’ equity	$1,045,097	$1,116,433

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

					Accumulated
	Common Stock		Additional		Other
		Par	Paid-In	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income	Total

Balances at December 31, 2005	69,525	$695	$227,284	$72,486	$2,414	$302,879

Comprehensive income
Net loss	—	—	—	(49,317)	—	(49,317)
Foreign currency translation adjustment, net of tax of $0.4 million	—	—	—	—	1,593	1,593

Total comprehensive loss						(47,724)
Issuance of common stock:
Stock options exercised	1,414	15	8,154	—	—	8,169
Employee stock purchase plan	120	1	1,764	—	—	1,765
Stock-based compensation	—	—	10,014	—	—	10,014
Income tax benefit from stock option plans	—	—	5,911	—	—	5,911
Initial application of Statement of Financial Accounting Standards No. 158, net of tax of $0.1 million	—	—	—	—	148	148

Balances at December 30, 2006	71,059	711	253,127	23,169	4,155	281,162

Comprehensive income
Net income	—	—	—	12,900	—	12,900
Foreign currency translation adjustment, net of tax of $0.3 million	—	—	—	—	3,251	3,251
Unrealized loss on available-for-sale securities, net of tax benefit of $0.3 million	—	—	—	—	(433)	(433)
Net change for post-retirement plan, net of tax	—	—	—	—	(63)	(63)

Total comprehensive income						15,655
Issuance of common stock:
Stock options exercised	604	6	8,324	—	—	8,330
Employee stock purchase plan	164	2	2,498	—	—	2,500
Restricted stock awards	60	—	—	—	—	—
InnovaQuartz settlement	372	4	7,371	—	—	7,375
Stock-based compensation	—	—	12,700	—	—	12,700
Income tax benefit from stock option plans	—	—	731	—	—	731
Adjustment to initially apply FASB Interpretation No. 48	—	—	—	(263)	—	(263)

Balances at December 29, 2007	72,259	723	284,751	35,806	6,910	328,190

Comprehensive income
Net income	—	—	—	42,552	—	42,552
Foreign currency translation adjustment, net of tax of $0.3 million	—	—	—	—	(1,768)	(1,768)
Unrealized loss on foreign exchange derivatives, net of tax of $0.2 million	—	—	—	—	(323)	(323)
Unrealized loss on interest rate swap derivatives, net of tax of $1.0 million	—	—	—	—	(1,659)	(1,659)
Recognition of previously unrealized losses on available-for-sale securities, net of tax of $0.3 million	—	—	—	—	433	433
Unrealized loss on available-for-sale securities, net of tax of $0.1 million	—	—	—	—	(102)	(102)
Net change for post-retirement plan, net of tax of $0.1 million	—	—	—	—	(265)	(265)

Total comprehensive income	—	—	—	—	—	38,868
Issuance of common stock:	—	—	—	—	—
Stock options exercised	1,017	10	5,441	—	—	5,451
Employee stock purchase plan	306	3	3,420	—	—	3,423
Restricted stock awards	86	1	—	—	—	1
Stock-based compensation	—	—	8,818	—	—	8,818
Income tax benefit from stock option plans	—	—	844	—	—	844

Balances at January 3, 2009	73,668	$737	$303,274	$78,358	$3,226	$385,595

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Cash Flow
(In thousands)

	2008	2007	2006

Cash flows from operating activities
Net income (loss)	$42,552	$12,900	$(49,317)
Loss from discontinued operations, net of tax benefit	—	(691)	(5,435)

Income (loss) from continuing operations	42,552	13,591	(43,882)

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	10,089	8,587	4,695
Gain on extinguishment of debt	(10,055)	—	—
Loss on asset disposals	688	26	385
Amortization of intangibles	34,465	18,264	12,393
Amortization of deferred financing costs	4,099	3,273	1,347
In-process research and development charges	7,500	7,500	94,035
Non-cash impairment of available-for-sale securities	843	—	—
Net payments for settlement of derivative contracts	1,385	—	—
Financing charges on credit facility	—	—	6,955
Excess tax benefit from exercise of stock options	(1,498)	(215)	(1,674)
Tax benefit on exercised stock option arrangements	844	731	5,911
Change in net deferred income taxes	3,055	11,977	1,814
Stock based compensation	8,942	12,398	9,830

Changes in operating assets and liabilities, net of acquired amounts:
Accounts receivable	10,978	(9,828)	(22,218)
Inventories	20,947	(30,516)	(2,817)
Accounts payable and accrued expenses	(13,842)	(3,868)	23,863
Other assets	(5,235)	15,831	(16,583)

Net cash provided by operating activities	115,757	47,751	74,054

Cash flows from investing activities
Purchase of property, plant and equipment	(6,101)	(14,173)	(21,923)
Purchase of business, net of cash acquired	—	(781)	(745,637)
Disposal of business	4,691	22,116	—
Purchase of investments in technology	(7,500)	(7,500)	(31,935)
Purchase of other intangibles	(1,352)	(382)	(2,050)
Purchase of short-term investments	(70,505)	(30,187)	(155)
Sale of short-term investments	39,999	29,570	15,189
Net payments for settlement of derivative contracts	(1,385)	—	—

Net cash used in investing activities	(42,153)	(1,337)	(786,511)

Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	—	361,185
Proceeds from senior secured credit facility, net of issuance costs	—	—	352,660
Issuance of common stock	8,874	10,830	9,934
Excess tax benefit from exercise of stock options	1,498	215	1,674
Proceeds from short-term borrowings	12,000	—	25,000
Repayments of short-term borrowings	(12,000)	—	(25,000)
Payments on senior secured credit facility	(85,202)	(50,069)	(913)
Repurchase of convertible senior subordinated notes	(23,373)	—	—
Financing charges paid on credit facility	—	—	(6,955)

Net cash (used in) provided by financing activities	(98,203)	(39,024)	717,585

Cash provided by (used in) continuing operations	(24,599)	7,390	5,128

Cash used in discontinued operations
Operating activities	—	(691)	(5,435)

Cash used in discontinued operations	—	(691)	(5,435)

Effect of currency exchange rates on cash	2,197	(1,706)	(1,527)

Net increase (decrease) in cash and cash equivalents	(22,402)	4,993	(1,834)

Cash and cash equivalents at beginning of period	34,044	29,051	30,885

Cash and cash equivalents at end of period	$11,642	$34,044	$29,051

Supplemental disclosure
Cash paid for interest	$37,646	$39,075	$8,376
Cash (refunded) paid for taxes	13,710	(11,662)	14,445
Stock issued to settle contingent liabilities under InnovaQuartz purchase agreement	—	7,375	—
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
Accounting Periods
We have a 52-or 53-week fiscal year ending on the Saturday nearest December 31. Accordingly, fiscal years 2008, 2007 and 2006 ended on January 3, 2009, December 29, 2007 and December 30, 2006, respectively, and are identified herein as 2008, 2007 and 2006. Fiscal year 2008 had 53 weeks and fiscal years 2007 and 2006 consisted of 52 weeks.
Cash and Cash Equivalents
For financial reporting purposes, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Our cash and cash equivalent balances are primarily maintained in our operating accounts.
Short-Term Investments
We classify investments as available-for-sale securities and record them at fair value. Our short-term investments consist of money market funds, mutual fund shares, short-term bonds and publicly traded equity securities. Unrealized gains or losses, net of related income taxes, are recorded in accumulated other comprehensive income in shareholders’ equity. Realized gains (losses) from the sale of investments are taken into income under the specific identification method. The following table summarizes the components of the balance of our short-term investments (in thousands):

	January 3, 2009		December 29, 2007
	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses
Money market funds	$30,846	$—	$—	$—
Mutual fund shares and short term bonds with a maturity of less than one year	285	—	633	—
Publicly traded equity securities	192	164	504	696

Total	$31,323	$164	$1,137	$696

The publicly traded equity securities have been in an unrealized loss position for less than twelve months and are comprised solely of the stock of Iridex Corporation. For more information regarding the Iridex stock and the related unrealized loss, refer to Note 3, Discontinued Operations and Sale of Aesthetics Business.

Concentration of Risks
Credit risk on financial instruments arises from the potential for counterparties to default on their obligations to us. Recent economic events, including failures of financial service companies and the related liquidity crisis, have considerably disrupted the capital and credit markets. Our credit risk consists of trade receivables, cash and cash equivalents, short-term investments, derivative instruments, lending commitments and insurance relationships in the ordinary course of business.
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
We place cash, cash equivalents, short-term investments and derivative instruments with high quality financial institutions, which we monitor regularly and take action where possible to mitigate risk. We do not hold investments in auction rate securities, mortgage backed securities, collateralized debt obligations, individual corporate bonds, special investment vehicles or any other investments which have been directly impacted by the recent financial crisis. To date, all previous lending commitments remain available to us, and we have not incurred any charges specific to the increased volatility in credit markets and credit risk. Insurance programs are with carriers that remain highly rated and we have no significant pending claims. Further, we do not expect our current or future credit risk exposures to have a significant impact on our operations. However, there can be no assurance that our business will not have any adverse impact from credit risk in the future.
Allowance for Doubtful Accounts
We estimate the allowance for doubtful accounts by analyzing those accounts receivable that have reached their due date and by applying rates based upon historical write-off trends and specific account reserves. Accounts are written off sooner in the event of bankruptcy or other circumstances that make further collection unlikely. When it is deemed probable that a customer account is uncollectible, that balance is written off against the existing allowance. Bad debt expense was $1.8 million, $1.0 million and $1.1 million in 2008, 2007 and 2006, respectively. The allowance for doubtful accounts was $3.5 million and $3.1 million at January 3, 2009 and December 29, 2007, respectively.
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
Property, Plant and Equipment
Property, plant and equipment, and major system software are carried at cost less accumulated depreciation. Depreciation is recorded using straight-line or accelerated methods over the following estimated useful asset lives:

Asset class	Useful lives
Building	15-30 years
Machinery and equipment	3-12 years
Furniture, fixtures, and other	3-12 years
Software	3-5 years
Maintenance, repairs, and minor improvements are charged to expense as incurred. Significant improvements are capitalized. To the extent that we experience changes in the usage of equipment or invest in enhancements to equipment, the estimated useful lives of equipment may change in a future period.

In-Process Research and Development, Goodwill and Other Intangible Assets
When we acquire another company, the purchase price is allocated, as applicable, between in-process research and development (IPR&D), other identifiable intangible assets, tangible assets, and goodwill as required by U.S. GAAP. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval, have no alternative future use, and is immediately expensed. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition in accordance with accepted valuation methods. The discount rate used in the valuation of IPR&D for the 2006 acquisition of Laserscope was estimated to be 16 percent to reflect the risk characteristics and uncertainty related to the development and commercialization assumptions. Costs related to manufacturing, distribution and marketing of the products are included in the projections. Also included are the expected research and development and clinical and regulation expenses projected to be incurred to bring the product to market. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.
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
At the time of acquisition, we expect all acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability of these projects will be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing and conducting clinical trials necessary to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, failure of clinical trials, delay or failure to obtain required market clearances, and patent litigation. If commercial viability were not achieved, we would not realize the original estimated financial benefits expected for these projects. We fund all costs to complete IPR&D projects with internally generated cash flows.
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
Long-Lived Assets
We follow Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which requires impairment losses to be recorded on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Periodically, if an indicator of impairment exists, we measure any potential impairment utilizing discounted cash flows as an estimate of fair value. Refer to Note 6, Goodwill and Intangible Assets, for discussion of our results of impairment testing.
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
All of our customers have rights of return for the occasional ordering or shipping error. We maintain an allowance for these returns and reduce reported revenue for expected returns from shipments during each reporting period. This allowance is based on historical and current trends in product returns. This allowance was $2.6 million and $2.3 million at January 3, 2009 and December 29, 2007, respectively.
Royalty Income
Royalties from licensees are based on third-party sales of licensed products and are recorded as other income in accordance with contract terms when third-party results are reliable, measurable, and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends.
Research and Development
Research and development costs are expensed as incurred and include costs of all research activities as well as other engineering and technical effort, including clinical and regulatory activities, required to develop a new product or make significant improvement to an existing product or manufacturing process.
Advertising and Promotional Costs
Advertising and promotional costs are charged to operations in the year incurred. Advertising and promotion costs charged to operations during 2008, 2007 and 2006 were $5.2 million, $6.3 million and $4.8 million, respectively.
Product Warranty Costs
We provide a warranty allowance to cover the cost of replacements for our erectile restoration, BPH therapy, urinary stones, incontinence, and menorrhagia products. The warranty allowance is an estimate of the future cost of honoring our warranty obligations. Warranty costs are included as part of the cost of goods sold.

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
Software Development Costs
We capitalize certain costs incurred in connection with developing or obtaining software for internal use in accordance with AICPA Statement of Position 98-1, Accounting for Computer Software Developed or Obtained for Internal Use. The net book value of capitalized software costs was $6.5 million as of January 3, 2009 and $8.8 million as of December 29, 2007. Depreciation expense on capitalized software cost was $2.4 million, $2.2 million, and $0.6 million for 2008, 2007 and 2006, respectively.
Capitalized Interest
We capitalize interest cost as part of the historical cost of construction of certain facilities and development of certain software up to the date the asset is ready for its intended use. We had no capitalized interest in 2008. Capitalized interest was $0.4 million and $0.2 million in 2007 and 2006, respectively.
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
We maintain reserves for unrecognized tax benefits pursuant to FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes.
Foreign Currency Translation
The financial statements for operations outside the United States are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to United States dollars at year-end exchange rates, while elements of the statement of operations are translated at average exchange rates in effect during the year. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity with the exception of inter-company balances not considered permanently invested which are included in other income (loss). The balance of cumulative translation adjustments included in accumulated other comprehensive income was $5.5 million and $7.3 million at January 3, 2009 and December 29, 2007, respectively. Gains and losses on foreign currency transactions are also included in other income (loss).
Derivatives and Hedging Activities
SFAS 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivatives be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income (loss) (OCI) depending on the type of hedging instrument and the effectiveness of those hedges. See Note 12, Fair Value Measurements and Derivative Financial Instruments for a description of our derivative instruments and hedging activities during 2008. We had no derivative instruments or hedging activities in 2007 or 2006.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The most significant areas which require management’s estimates relate to the allowances for doubtful accounts receivable, sales return reserve, excess and obsolete inventories, impairment testing of long-lived assets, product warranty, product liability claims, valuation of share-based payments and income taxes. We are subject to risks and uncertainties, such as changes in the health care environment, competition, and legislation that may cause actual results to differ from estimated results.
Stock-Based Compensation
We account for stock compensation plans in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment, which requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant.
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
The following table presents information necessary to calculate basic and diluted net income (loss) per common share and common share equivalents for the years ended 2008, 2007 and 2006:

(in thousands, except per share data)	2008	2007	2006

Net income (loss) from continuing operations	$42,552	$13,591	$(43,882)

Weighted-average shares outstanding for basic net income per share	72,942	72,061	70,152
Dilutive effect of stock options and restricted shares	957	1,532	—

Adjusted weighted-average shares outstanding and assumed conversions for diluted net income (loss) per share	73,899	73,593	70,152

Net income (loss) per share
Basic net earnings (loss) from continuing operations	$0.58	$0.19	$(0.63)
Diluted net earnings (loss) from continuing operations	$0.58	$0.18	$(0.63)

Employee stock options of 5,521,429, 4,003,247 and 7,836,112 for fiscal 2008, 2007 and 2006, respectively, were excluded from the diluted net income per share calculation because their effect would be anti-dilutive. In 2008 and 2007, only those options with an exercise price above the market value are excluded from this calculation. Since 2006 is in a net loss position, 100 percent of outstanding employee stock options are excluded from the diluted net loss per share calculation. In addition, our Convertible Notes were excluded from the diluted net income per share calculation in 2006 through 2008 because the conversion price was greater than the average market price of our stock during the periods.
Comprehensive Income (Loss)
Comprehensive income (loss) is the sum of net income (loss) as reported and other comprehensive income (loss). Other comprehensive income (loss) resulted from foreign currency translation adjustments, gains (losses) on derivative instruments qualifying as hedges, post-retirement plan liability adjustments, and losses on available-for-sale investments. For more information on derivative instruments, see Note 12, Fair Value Measurements and Derivative Financial Instruments.
The components of comprehensive income (loss) for 2008, 2007 and 2006, were as follows:

(in thousands)	2008	2007	2006

Net income (loss)	$42,552	$12,900	$(49,317)

Foreign currency translation (loss) gain, net of taxes	(1,768)	3,251	1,593
Unrealized loss on derivative financial instruments:
Net change in periodic revaluations, net of tax	(1,982)	—	—
Recognition of previously unrealized losses on available-for-sale securities, net of taxes	433	—	—
Unrealized loss on available-for-sale securities, net of taxes	(102)	(433)	—
Prior service cost for post-retirement plan, net of tax	(24)	(24)	—
Net loss for post-retirement plan, net of tax	(241)	(39)	—

Comprehensive income (loss)	$38,868	$15,655	$(47,724)

The after-tax components of accumulated other comprehensive income (loss) as of January 3, 2009, December 29, 2007 and December 30, 2006, were as follows:

	Net Unrealized
	Gain (Loss) on				Total
	Derivative		Foreign	Net Unrealized	Accumulated
	Instruments	Post-retirement	Currency	(Loss) Gain on	Other
	Qualifying as	Plan Liability	Translation	Available-for-sale	Comprehensive
(in thousands)	Hedges	Adjustment	Adjustment	Investments	Income

Balance at December 30, 2006	$—	$148	$4,007	$—	$4,155

Balance at December 29, 2007	$—	$85	$7,258	$(433)	$6,910

Balance at January 3, 2009	$(1,982)	$(180)	$5,490	$(102)	$3,226

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other pronouncements require or permit assets or liabilities to be measured by fair value and while not requiring new fair value measurements, may change current practices. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, The Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. The effective date for financial assets and liabilities was unchanged and takes effect for fiscal years beginning after November 15, 2007. In accordance with this interpretation, we have only adopted the provisions of SFAS No. 157 for financial assets and liabilities that are measured at fair value for our fiscal year beginning December 30, 2007. The provisions of SFAS No. 157 have not been applied to nonfinancial assets and nonfinancial liabilities. The major categories of nonfinancial assets and nonfinancial liabilities that are measured at fair value, for which we have not applied the provisions of SFAS No. 157 are as follows: goodwill, intangible assets and other long-lived assets measured at fair value for an impairment assessment, and assets and liabilities acquired as part of a purchase business combination. We have, however, included relevant SFAS No. 157 disclosures related to the accelerated amortization charge we recorded in the fourth quarter of 2008 related to certain intangible assets as discussed in Note 6, Goodwill and Intangible Assets. Also see Note 12, Fair Value Measurements and Derivative Financial Instruments, for additional information, including the effects of adoption on our Consolidated Balance Sheet.
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
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. Some of the key changes under SFAS No. 141(R) will impact the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in process research and development (IPR&D) as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording at the date of an acquisition the fair value of contingent liabilities that are more likely than not to occur. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) will be effective for us beginning fiscal year 2009 and must be applied prospectively to all new acquisitions closing on or after January 4, 2009. Early adoption of SFAS No. 141(R) is prohibited. SFAS No. 141(R) is expected to have a material impact on how we will identify, negotiate, and value future acquisitions and a material impact on how an acquisition will affect our consolidated financial statements.
In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  This FSP will change the balance sheet classification of a component of our Convertible Notes between equity and debt, and will result in additional non-cash economic interest cost being reflected in the statement of operations.  This change in accounting treatment is effective for fiscal years beginning after December 15, 2008 and will be applied retrospectively to prior periods.  The impact of our adoption of this FSP will be significant and will result in a material increase to non-cash interest expense beginning in fiscal year 2009 for financial statements covering past and future periods.  We estimate that the adoption of this FSP will reduce our net income for fiscal year 2008, as restated, by approximately $11.7 million, of which approximately $9.0 million relates to incremental amortization expense and approximately $2.7 million relates to a decrease in the gain on extinguishment of debt.

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
Our consolidated financial statements for the years ended January 3, 2009 and December 29, 2007 include the financial results of Laserscope, and our consolidated financial statements for the year ended December 30, 2006 include the financial results of Laserscope beginning from the acquisition date of July 20, 2006.
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
Restructuring Costs
In fiscal year 2006, we recorded restructuring costs of approximately $7.5 million associated primarily with employee terminations and benefits for certain employees of Laserscope. These costs were recognized as liabilities assumed in the purchase business combination and are reflected as an increase to goodwill. These costs represent management’s approved reduction of the Laserscope workforce by 35 employees, mainly in administrative departments and transferred job functions, as well as costs associated with change-in-control provisions of certain Laserscope employment contracts. Our management approved these restructuring plans in the third quarter of 2006. Adjustments were made to these plans during 2007, primarily due to the completion of termination and benefit negotiations with certain employees, resulting in a decrease to this liability of $1.1 million. This adjustment was recorded as a decrease to goodwill. Additional minor reductions of less than $0.1 million were made in 2008. As of January 3, 2009, we have made total cash payments related to severance and benefits of $6.4 million and there are no remaining obligations.
In addition, we established a plan to exit certain contracts and activities of Laserscope at the time of the acquisition, principally the termination of several existing distributor agreements. As a result of this plan, we recorded a liability of $2.0 million in fiscal year 2006 related to our estimate of contract termination costs, which was recognized as a liability assumed in the purchase business combination and reflected as an increase to goodwill. During 2007, we recorded adjustments to increase the liability by $7.0 million to reflect the final negotiated amounts in most cases, and current estimates in some cases, of the related costs to be incurred to terminate the existing distributor agreements. These adjustments were recorded as an increase to the purchase price in accordance with Emerging Issues Task Force Issue No. 95-3 (EITF 95-3), Recognition of Liabilities in Connection with a Purchase Business Combination, because they relate to finalization of the exit plan and adjustments to the original estimates that were determined within one year of the acquisition date. In fiscal year 2008, we completed the remaining distributor negotiations and recorded adjustments to increase the liability by $1.1 million to reflect the final negotiated settlements. Since these adjustments were made outside of the purchase price allocation period, the adjustments were included in the determination of net income for the period and are reflected in marketing and selling expense on the consolidated statement of operations. As of January 3, 2009, we have made total payments and settlements of $10.1 million and there is no remaining liability related to these exit activities.

The following table summarizes 2008 activity associated with the Laserscope restructuring program:

	Restructuring			Restructuring
	Liability as of	Adjustment to	Cash Payments /	Liability as of
(in thousands)	December 29, 2007	Liability	Settlements	January 3, 2009

Severance and benefits	$216	$(44)	$(172)	$—
Contract terminations and other	3,904	1,081	(4,985)	—

Total restructuring	$4,120	$1,037	$(5,157)	$—

Integration Costs
We had no integration costs in 2008. In 2007 and 2006, we recorded $1.1 million and $1.7 million, respectively, of integration costs associated with the Laserscope acquisition, primarily related to legal, consulting and retention bonuses. These integration costs are included in operating expenses.
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
In August 2008, we and BioControl amended the asset purchase and license agreements. Under these amendments, we agreed that the conditions for achieving the first milestone have been satisfied, and in the third quarter of 2008 we paid an additional $7.5 million for this milestone, which was charged to in-process research and development expense. In addition, BioControl agreed to eliminate our obligations to use commercially reasonable efforts to complete the remaining third milestone, and they released and waived all claims relating to such obligations. We remain liable to make the third milestone payment if and when the payment conditions are satisfied, and we agreed to make certain other payments in the event that we transfer the BioControl technology to another party prior to achieving the third milestone. The royalty period was also extended for an additional three years.
3. Discontinued Operations and Sale of Aesthetics Business
In conjunction with our acquisition of Laserscope in July 2006 (see Note 2, Acquisitions), we committed to a plan to divest Laserscope’s aesthetics business. On January 16, 2007, we sold Laserscope’s aesthetics business to Iridex Corporation (Iridex) for a sale price consisting of $26.0 million of cash consideration and 213,435 shares of Iridex unregistered common stock (subject to certain post-closing adjustments), and up to an additional $9.0 million as determined by the book value of certain inventory following termination of a manufacturing transition period of approximately six to nine months. In August 2007, we agreed with Iridex on the amount and payment plan for the final post-closing purchase price adjustment and an amount for the fair value of inventory to be purchased at the termination of the manufacturing transition period. The agreement included an increase to the purchase price of $1.1 million and an additional $4.1 million for the purchase of inventory. Pursuant to the payment plan, Iridex paid these amounts in scheduled payments through the third quarter of 2008. During 2008, Iridex paid approximately $2.6 million of receivables for which we had previously established reserves, which we recorded in other income.
Included in short-term investments at January 3, 2009 and December 29, 2007 is $0.2 million and $0.5 million, respectively, for the value of unregistered Iridex common stock received as partial consideration for the sale of the Laserscope aesthetics business. The common stock is accounted for as an available-for-sale security with changes in value recorded through other comprehensive income, unless any decline in value below the current book value is considered other-than-temporary, in which case resulting adjustments are recorded in earnings. In the first quarter of 2008, we determined that our investment was other-than-temporarily impaired and we recorded an impairment charge of $0.8 million. At January 3, 2009, the unrealized loss on the stock is $0.2 million and has been in an unrealized loss position for less than twelve months. We evaluated the near term prospects of Iridex in relation to the severity and duration of the impairment and we do not consider the investment in Iridex stock to be other-than-temporarily impaired at January 3, 2009.
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the financial results of the aesthetics business for the period prior to the sale, which occurred January 16, 2007, are presented in the discontinued operations section of the statements of operations. There was no discontinued operations activity in 2008. The following table represents the results of discontinued operations for the years ended December 29, 2007 and December 30, 2006:

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
4. Litigation settlements
We made cash payments of $15.0 million in 2008 for litigation settlements, primarily due to the arbitration award to the former shareholders of CryoGen, Inc. On March 15, 2006, we received a demand for arbitration by Robert A. Knarr, as shareholder representative, on behalf of the former shareholders of CryoGen, Inc. On December 30, 2002, we acquired CryoGen, Inc. pursuant to the Agreement and Plan of Merger, dated as of December 13, 2002, as amended, among our wholly-owned subsidiary, American Medical Systems, Inc., CryoGen, Inc. and Robert A. Knarr, as shareholders’ representative. The arbitration demand alleged that we breached the merger agreement by, among other things, failing to use commercially reasonable efforts to promote, market and sell the Her Option ® System and by acting in bad faith and thereby negatively impacting the former CryoGen shareholders’ right to an earnout payment under the merger agreement. On December 18, 2007, the arbitration panel issued its decision in the arbitration proceeding, and awarded the CryoGen shareholders an earnout payment. We recorded a charge to earnings for the arbitration award in December 2007, and we paid the arbitration award in January 2008.

5. Balance Sheet Information
The following provides additional information (in thousands) concerning selected balance sheet accounts:

	2008	2007

Accounts receivable
Trade accounts receivable	$95,297	$108,412
Other receivables	1,317	1,143
Allowance for doubtful accounts	(3,536)	(3,098)

Net accounts receivable	$93,078	$106,457

Inventories
Raw materials	$11,611	$21,335
Work in process	4,841	7,587
Finished goods	26,283	34,673
Obsolescence allowance	(4,235)	(2,888)

Net inventories	$38,500	$60,707

Property, plant and equipment
Land and building	$41,002	$39,129
Machinery and equipment	11,868	12,786
Construction in progress	—	356
Software	18,112	18,701
Furniture, fixtures, and other	18,598	21,107
Accumulated depreciation	(41,300)	(38,953)

Net property, plant and equipment	$48,280	$53,126

Accrued compensation expenses
Accrued payroll	$4,429	$2,700
Accrued bonuses and commissions	10,594	8,122
Accrued vacation	4,069	3,993
Other accrued compensation	3,784	4,443

Total accrued compensation expenses	$22,876	$19,258

Other accrued expenses
Accrued interest	$213	$9,968
Accrued acquisition costs	2,128	5,094
Accrued litigation settlements	—	15,103
Accrued other	19,194	16,299

Total other accrued expenses	$21,535	$46,464

Long-term employee benefit obligations
Accumulated postretirement benefit obligation	$3,623	$3,046
Other long-term benefit obligations	129	129

Total long-term employee benefit obligations	$3,752	$3,175

6. Goodwill and Intangible Assets
The changes in carrying amount of goodwill for 2008 and 2007 are as follows:

(in thousands)	2008	2007

Goodwill, beginning of the period	$690,478	$677,053
Adjustments to goodwill from acquisitions	759	11,865
Effect of currency translation	(1,140)	1,560

Goodwill, end of the period	$690,097	$690,478

The additional goodwill during 2008 relates primarily to tax adjustments related to preacquisition tax contingencies and tax basis differences. The additional goodwill during 2007 relates primarily to adjustments in purchase accounting for the Laserscope acquisition.
Under the provisions of SFAS 142, trademarks have been classified as an indefinite-lived asset, and accordingly, are not being amortized. Definite-lived intangibles are being amortized over periods ranging from one to nine years.
The following table provides additional information concerning intangible assets:

		January 3, 2009			December 29, 2007
	Weighted avg	Gross			Gross
	remaining life	carrying	Accumulated	Net book	carrying	Accumulated	Net book
(in thousands)	(years)	amount	amortization	value	amount	amortization	value

Developed and core technology	6.5	$137,553	$(75,238)	$62,315	$137,553	$(43,101)	$94,452

Other intangibles
Amortized
Patents	6.7	11,510	(9,317)	2,193	11,325	(8,964)	2,361
Licenses	2.4	9,312	(7,659)	1,653	9,158	(6,507)	2,651
Royalty agreement	4.8	2,970	(1,148)	1,822	2,970	(767)	2,203
Trademarks	2.0	2,208	(1,327)	881	2,208	(886)	1,322

Total amortized other intangible assets	4.4	26,000	(19,451)	6,549	25,661	(17,124)	8,537

Unamortized
Trademarks	n/a	40,800	—	40,800	40,800	—	40,800

Total other intangibles		66,800	(19,451)	47,349	66,461	(17,124)	49,337

Total intangible assets		$204,353	$(94,689)	$109,664	$204,014	$(60,225)	$143,789

In the fourth quarter of 2008, upon performing our annual assessment of goodwill and intangible assets, we determined that the projected future cash flows related to certain acquired developed technology had declined from our previous expectations. The projected declines in cash flows are primarily due to changes in the BPH market resulting from faster-than-expected customer conversion to the GreenLight HPS® technology. As a result of our assessment, we concluded that the carrying value of certain acquired developed technology intangible assets exceeded the undiscounted expected cash flows. Therefore, during the fourth quarter of 2008, we recorded an additional $17.1 million of amortization expense to adjust the asset carrying values to their estimated fair values using the excess earnings method of approximately $16.1 million. The most significant assumptions used in the calculation of fair value, which is considered a level 3 input under SFAS No. 157, included estimates of cash flows, contributory asset charges, tax amortization benefits and risk premiums over a weighted average cost of capital considered appropriate for these assets. This additional expense is reported as amortization of intangibles in the consolidated statements of operations.

The following discloses actual and expected aggregate amortization expense for currently-owned intangible assets (in thousands) for 2006 through 2013:

Year	Actual	Expected

2006	$12,393	$—
2007	18,264	—
2008	34,465	—
2009	—	12,801
2010	—	12,024
2011	—	11,299
2012	—	9,120
2013	—	8,504
7. Warranties
Many of our products are sold with warranty coverage for periods ranging from one year up to the patient’s lifetime. The warranty allowance is our estimate of the expected future cost of honoring current warranty obligations. Factors influencing this estimate include historical claim rates, surgical infection rates, changes in product performance, the frequency of use by the patient, the patient’s performance expectations, and changes in the terms of our policies. Changes in the warranty balance for 2008 and 2007 are disclosed in the table below.

(in thousands)	2008	2007

Balance, beginning of period	$3,001	$2,715
Provisions for warranty	5,577	5,844
Claims processed	(5,291)	(5,558)

Balance, end of period	$3,287	$3,001

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
The six-year senior secured Credit Facility consists of (i) term loan debt and (ii) a revolving credit facility of up to $65.0 million which is available to fund ongoing working capital needs, including future capital expenditures and permitted acquisitions. During January 2008, we borrowed $12.0 million under the revolving credit facility to fund the payment of certain litigation settlements (refer to Note 4, Litigation Settlements). We repaid the outstanding balance with operating cash in February 2008. As of January 3, 2009 and December 29, 2007, there were $228.8 million and $314.0 million of term loans outstanding under the Credit Facility.
At our option, term loans under the Credit Facility (other than swing line loans) bear interest at a variable rate based on LIBOR or an alternative variable rate based on the greater of the prime rate or the federal funds effective rate plus 0.5 of 1.0 percent (Federal Funds Rate) plus an applicable margin. The applicable margin for term loans based on LIBOR is 2.25 percent per annum, while the applicable margin for term loans based on the prime rate or the Federal Funds Rate is 1.25 percent per annum. As of January 3, 2009, all debt under the Credit Facility had a variable interest rate based on the LIBOR index. The applicable margin for loans under the revolving credit facility is determined by reference to our total leverage ratio, as defined in the Credit Facility. In addition to initial Credit Facility fees and reimbursement of agent expenses, we are obligated to pay commitment fees on the revolving credit facility.
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
Amortization and other prepayments of $85.2 million and $50.1 million were made during 2008 and 2007, respectively, including $17.6 million during 2007 for prepayments related to the disposal of the aesthetics business.
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
Fees of $10.5 million are classified as debt discount and are being accreted to amortization of financing costs using the effective interest method over a six year period. Additional debt issuance costs of approximately $2.4 million are recorded as other long term assets and are being amortized over six years using the straight-line method. Upon payment of the prepayments described above, a pro rata portion of the related fees and debt issuance costs of $2.0 million and $1.4 million was immediately charged to amortization of financing costs in the years ending January 3, 2009 and December 29, 2007, respectively. Of these charges, $0.4 million related to the sale of the aesthetics business and were charged to discontinued operations during 2007.

The scheduled amortization payments under the Credit Facility are adjusted after each prepayment. As of January 3, 2009, the amortization payments for the next five years are as follows (in thousands):

Fiscal 2009	$2,341
Fiscal 2010	2,341
Fiscal 2011	57,350
Fiscal 2012	166,785
Fiscal 2013	—
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
Convertible Senior Subordinated Notes; Supplemental Guarantor Information
On June 27, 2006, we issued $373.8 million in principal amount of our Convertible Senior Subordinated Notes with a stated maturity of July 1, 2036 (Convertible Notes). The Convertible Notes bear a fixed interest rate of 3.25 percent per year, payable semiannually. The Convertible Notes are our direct, unsecured, senior subordinated obligations, rank junior to the senior secured Credit Facility and will rank junior in right of payment to all of our future senior secured debt as provided in the Indenture. In December 2008, we repurchased Convertible Notes with a principal amount of $34.5 million in exchange for a cash payment of $23.4 million. In connection with this transaction, we recorded a gain on extinguishment of debt of $10.1 million in 2008 (net of related amortization of fees and issuance costs of approximately $1.1 million). The principal value of Convertible Notes outstanding at January 3, 2009 was $339.3 million.
In addition to regular interest on the Convertible Notes, we will also pay contingent interest beginning July 1, 2011, if the average market price of the Convertible Notes for the five consecutive trading days immediately before the last trading day before the relevant six-month period equals or exceeds 120 percent of the principal amount of the Convertible Notes.
Our Convertible Notes are convertible under the following circumstances for cash and shares of our common stock, if any, at a conversion rate of 51.5318 shares of our common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $19.406 per share), subject to adjustment: (1) when, during any fiscal quarter, the last reported sale price of our common stock is greater than 130% of the conversion price for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding fiscal quarter; (2) during the five trading days immediately after any five consecutive trading-day period in which the trading price of a Convertible Note for each day of that period was less than 98% of the product of the closing price of our common stock and the applicable conversion rate; (3) if specified distributions to holders of our common stock occur; (4) if we call the Convertible Notes for redemption; (5) if a designated event occurs; or (6) during the 60 days prior to, but excluding, any scheduled repurchase date or maturity date. Upon conversion, we would be required to satisfy up to 100 percent of the principal amount of the Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock. If a holder elects to convert its Convertible Notes in connection with a designated event that occurs prior to July 1, 2013, we will pay, to the extent described in the Indenture, a make whole premium by increasing the conversion rate applicable to such Convertible Notes. Conversion of our Convertible Notes into common stock could result in dilution to our shareholders. The Convertible Notes currently hold a fair value below their conversion rate. Market conditions have deteriorated to the point where holders value the liquidity from the Convertible Notes, even at a significant discount. Any redemption due to the trading price discount, described in (2) above, would be subject to the restrictions imposed by the Credit Facility and would occur at the lower of market or conversion value, which would likely be substantially below the par value of the debt. All of the above conversion rights will be subject to certain limitations imposed by our Credit Facility.
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
Underwriting commissions of approximately $11.2 million are classified as debt discount and are being accreted to amortization of financing costs using the effective interest method over the 30 year term of the Convertible Notes. Debt issuance costs of approximately $1.4 million are recorded as other long-term assets and are being amortized using the straight line method over the 30 year term of the Convertible Notes. In connection with our repurchase of Convertible Notes in 2008, a pro rata portion of the related fees and debt issuance costs of $1.1 million was immediately charged to income and reported in gain on extinguishment of debt in the Consolidated Statement of Operations.
As of January 3, 2009 and December 29, 2007, these Convertible Notes were trading at $67.78 and $98.00 per hundred principal, respectively, which equates to a market value of $229.9 million and $366.3 million, respectively.
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
The following supplemental condensed consolidating financial information presents the statements of operations for each of the years ended January 3, 2009, December 29, 2007 and December 30, 2006, the balance sheets as of January 3, 2009 and December 29, 2007, and the statements of cash flows for each of the years ended January 3, 2009, December 29, 2007 and December 30, 2006, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group. In the condensed consolidating financial statements, we and the Guarantor Subsidiaries account for investment in wholly-owned subsidiaries using the equity method.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Year Ended January 3, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$451,054	$113,080	$(62,493)	$501,641

Cost of sales	—	109,873	64,637	(63,413)	111,097

Gross profit	—	341,181	48,443	920	390,544

Operating expenses
Marketing and selling	—	136,340	39,330	—	175,670
Research and development	—	46,247	—	—	46,247
In-process research and development	—	7,500	—	—	7,500
General and administrative	—	39,280	1	—	39,281
Amortization of intangibles	—	34,465	—	—	34,465

Total operating expenses	—	263,832	39,331	—	303,163

Operating income	—	77,349	9,112	920	87,381

Other (expense) income
Royalty income	—	2,974	1,500	—	4,474
Interest income	—	1,509	104	(866)	747
Interest expense	(12,234)	(15,140)	(890)	866	(27,398)
Amortization of financing costs	(421)	(3,678)	—	—	(4,099)
Gain on extinguishment of debt	10,055	—	—	—	10,055
Other income (expense)	—	(860)	(1,310)	(25)	(2,195)

Total other (expense) income	(2,600)	(15,195)	(596)	(25)	(18,416)

(Loss) income before income taxes	(2,600)	62,154	8,516	895	68,965

Provision for income taxes	(979)	23,970	3,084	338	26,413
Equity in earnings of subsidiary	43,616	5,432	—	(49,048)	—

Net income	$41,995	$43,616	$5,432	$(48,491)	$42,552

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

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of January 3, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$3,143	$8,499	$—	$11,642
Short term investments	15,756	15,433	134	—	31,323
Accounts receivable, net	618,891	68,158	24,817	(618,788)	93,078
Inventories, net	—	36,521	5,226	(3,247)	38,500
Deferred income taxes	—	12,412	496	—	12,908
Other current assets	—	5,832	1,026	—	6,858

Total current assets	634,647	141,499	40,198	(622,035)	194,309

Property, plant and equipment, net		46,751	1,529	—	48,280
Goodwill	—	628,193	85,925	(24,021)	690,097
Developed and core technology, net	—	62,315	—	—	62,315
Other intangibles, net	—	47,349	—	—	47,349
Investment in subsidiaries	110,868	32,824	—	(143,692)	—
Other long-term assets, net	1,178	1,418	151	—	2,747

Total assets	$746,693	$960,349	$127,803	$(789,748)	$1,045,097

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,461	$556,362	$70,944	$(630,937)	$7,830
Accrued compensation expenses	—	19,252	3,624	—	22,876
Accrued warranty expense	—	3,300	(13)	—	3,287
Income taxes payable	(980)	6,657	2,105	—	7,782
Other accrued expenses	91	18,504	2,940	—	21,535

Total current liabilities	10,572	604,075	79,600	(630,937)	63,310

Non-current liabilities
Long term debt	329,928	222,488	—	—	552,416
Intercompany loans payable	—	—	15,119	(15,119)	—
Deferred income taxes	20,598	3,839	260	—	24,697
Long-term income taxes payable	—	15,327	—	—	15,327
Long-term employee benefit obligations	—	3,752	—	—	3,752

Total non-current liabilities	350,526	245,406	15,379	(15,119)	596,192

Total liabilities	361,098	849,481	94,979	(646,056)	659,502

Stockholders’ equity
Common stock	737	—	9	(9)	737
Additional paid-in capital	303,274	3,424	67,368	(70,792)	303,274
Accumulated other comprehensive income	3,226	(1,334)	4,367	(3,033)	3,226
Retained earnings (deficit)	78,358	108,778	(38,920)	(69,858)	78,358

Total stockholders’ equity	385,595	110,868	32,824	(143,692)	385,595

Total liabilities and stockholders’ equity	$746,693	$960,349	$127,803	$(789,748)	$1,045,097

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

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Year Ended January 3, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$12,969	$107,771	$(4,983)	$—	$115,757

Cash flows from investing activities
Purchase of property, plant and equipment	—	(5,468)	(633)	—	(6,101)
Disposal of business	—	4,691	—	—	4,691
Purchase of investments in technology	—	(7,500)	—	—	(7,500)
Purchase of other intangibles	—	(1,352)	—	—	(1,352)
Purchase of short term investments	—	(70,440)	(65)	—	(70,505)
Sale of short term investments	—	39,731	268	—	39,999
Net payments from settlement of derivative contracts	—	(1,385)	—	—	(1,385)

Net cash used in investing activities	—	(41,723)	(430)	—	(42,153)

Cash flows from financing activities
Intercompany notes	—	626	(626)	—	—
Issuance of common stock	8,874	—	—	—	8,874
Excess tax benefit from exercise of stock options	1,498	—	—	—	1,498
Proceeds from short-term borrowings	—	12,000	—	—	12,000
Repayments of short-term borrowings	—	(12,000)	—	—	(12,000)
Payments on senior secured credit facility	—	(85,202)	—	—	(85,202)
Repurchase of convertible senior subordinated notes	(23,373)	—	—	—	(23,373)

Net cash used in financing activities	(13,001)	(84,576)	(626)	—	(98,203)

Effect of exchange rates on cash	—	—	2,197	—	2,197

Net decrease in cash and cash equivalents	(32)	(18,528)	(3,842)	—	(22,402)

Cash and cash equivalents at beginning of period	32	21,671	12,341	—	34,044

Cash and cash equivalents at end of period	$—	$3,143	$8,499	$—	$11,642

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

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Year Ended December 30, 2006
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(5,082)	$44,372	$34,764	$—	$74,054

Cash flows from investing activities
Purchase of property, plant and equipment	—	(22,155)	232	—	(21,923)
Purchase of business, net of cash acquired	—	(718,555)	(27,082)	—	(745,637)
Purchase of investments in technology	—	(25,548)	(6,387)	—	(31,935)
Purchase of other intangibles	—	(2,050)	—	—	(2,050)
Purchase of short term investments	—	(145)	(10)	—	(155)
Sale of short term investments	—	15,175	14	—	15,189

Net cash used in investing activities	—	(753,278)	(33,233)	—	(786,511)

Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	361,185	—	—	—	361,185
Proceeds from senior secured credit facility, net of issuance costs	—	352,660	—	—	352,660
Intercompany notes	(361,185)	363,748	(2,563)	—	—
Issuance of common stock	9,934	—	—	—	9,934
Excess tax benefit from exercise of stock options	1,674	—	—	—	1,674
Proceeds from short-term borrowings	21,000	4,000	—	—	25,000
Repayments of short-term borrowings	(21,000)	(4,000)	—	—	(25,000)
Payments on long-term debt	—	(913)	—	—	(913)
Financing charges paid on credit facility	(6,955)	—	—	—	(6,955)

Net cash provided by (used in) financing activities	4,653	715,495	(2,563)	—	717,585

Cash used in discontinued operations
Operating activities	—	(5,435)	—	—	(5,435)

Net cash used in discontinued operations	—	(5,435)	—	—	(5,435)

Effect of exchange rates on cash	—	—	(1,527)	—	(1,527)

Net (decrease) increase in cash and cash equivalents	(429)	1,154	(2,559)	—	(1,834)

Cash and cash equivalents at beginning of period	1,567	21,751	7,567	—	30,885

Cash and cash equivalents at end of period	$1,138	$22,905	$5,008	$—	$29,051

10. Stock-Based Compensation
At January 3, 2009 we have one active stock-based employee compensation plan under which new awards may be granted.
The following table presents a summary of the share-based compensation expense recognized for these plans:

	Year Ended	Year Ended	Year Ended
(in thousands)	January 3, 2009	December 29, 2007	December 30, 2006

Stock-option awards	$7,721	$9,574	$9,169
Restricted stock awards	602	2,228	136
Employee stock purchase plan	619	596	525

Total share-based compensation expense	$8,942	$12,398	$9,830

The following table presents the statement of operations classification of pre-tax stock-based compensation expense, for stock options, restricted stock awards and the employee stock purchase plan, recognized for the years ended January 3, 2009, December 29, 2007 and December 30, 2006:

	Year Ended	Year Ended	Year Ended
(in thousands)	January 3, 2009	December 29, 2007	December 30, 2006

Cost of sales	$2,069	$1,584	$420
Marketing and selling	3,454	4,187	3,330
Research and development	2,254	2,766	2,113
General and administrative	1,165	3,861	3,967

Total share-based compensation expense	$8,942	$12,398	$9,830

Compensation cost capitalized as part of inventory for the twelve months ended January 3, 2009, December 29, 2007 and December 30, 2006 was ($0.1) million, $0.3 million and $0.2 million, respectively. The total income tax benefit recognized in our statement of operations for share-based compensation arrangements was $2.6 million, $3.6 million and $2.3 million for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.
SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Excess tax benefits of $1.5 million, $0.2 million and $1.7 million were classified as financing cash inflows for the twelve-month periods ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.
Our 2005 Stock Incentive Plan (2005 Plan), which replaced our 2000 Equity Incentive Plan (2000 Plan), permits the grant of share options and shares to our employees, consultants and directors of up to 6,600,000 shares of common stock, plus the number of shares under our 2000 Plan as of May 5, 2005 subject to outstanding option adjustments, for total grants available of 21,960,526. We have granted options to purchase shares for an aggregate of 19,246,279 shares (net of cancellations) under both plans and 2,714,247 shares remain available for future grants under our 2005 Plan.
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

Activity under our 2000 and 2005 plans for the twelve months ended January 3, 2009, December 29, 2007 and December 30, 2006 was as follows:

		Weighted average	Aggregate
	Options	exercise price	Intrinsic
	outstanding	per share	Value
			(in thousands)
Balance at December 31, 2005	7,950,650	$11.97
Granted	1,403,550	$19.43
Exercised	(1,414,220)	$5.77
Cancelled or expired	(684,406)	$15.91

Balance at December 30, 2006	7,255,574	$14.25

Granted	1,401,600	$18.50
Exercised	(603,698)	$13.80
Cancelled or expired	(465,584)	$18.44

Balance at December 29, 2007	7,587,892	$14.82

Granted	1,453,040	$14.41
Exercised	(1,016,891)	$5.36
Cancelled or expired	(1,003,700)	$19.06

Balance at January 3, 2009	7,020,341	$15.50	$1,431

Options exercisable at January 3, 2009	4,499,761	$15.17	$1,431

Exercise prices and weighted average remaining contractual life for options outstanding as of January 3, 2009, excluding estimated forfeitures, are summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Range of exercise prices	of shares	contractual life	price	of shares	price

$ 0.83 - $13.84	1,769,162	3.8 years	$9.19	1,555,062	$8.73
$13.90 - $14.94	1,771,157	5.9 years	14.48	445,548	14.83
$15.62 - $19.56	1,823,548	5.2 years	18.14	1,227,827	18.08
$19.69 - $21.68	1,656,474	4.3 years	20.41	1,271,324	20.38

Total	7,020,341	4.8 years	$15.50	4,499,761	$15.17

The total intrinsic value of options exercised during the twelve months ended January 3, 2009 was $8.2 million. The total intrinsic value at January 3, 2009 is based on our closing stock price on the last trading day of the year for in-the-money options. The weighted-average remaining contractual term of options exercisable at January 3, 2009 was 4.2 years.
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

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	2008	2007	2006

Fair value of options granted	$5.00	$6.50	$7.48
Risk free interest rate	2.88%	4.44%	4.68%
Expected dividend rate	0.00%	0.00%	0.00%
Stock price volatility	34.81%	32.88%	35.29%
Expected life of option	5 years	5 years	5 years
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
As of January 3, 2009, we had $15.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 2.4 years. The total fair value of shares vested during the twelve month period ended January 3, 2009 was $8.8 million.
During the year ended January 3, 2009, stock options were exercised to acquire 1,016,891 shares. Cash received upon exercise was $5.4 million. The tax benefit realized upon exercise was $0.8 million. Shares purchased under the employee stock purchase plan were 306,161 during the year.
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
The following table summarizes restricted stock activity during the twelve months ended January 3, 2009, December 29, 2007 and December 30, 2006:

	Unvested Shares	Weighted average
	outstanding	grant date fair value
Balance at December 31, 2005	—	$—
Granted	123,326	18.51
Vested	—	—
Cancelled	(2,800)	19.48

Balance at December 30, 2006	120,526	18.49

Granted	197,322	18.39
Vested	(60,125)	18.72
Cancelled	(41,003)	18.67

Balance at December 29, 2007	216,720	18.30

Granted	94,800	14.70
Vested	(86,601)	18.50
Cancelled	(32,351)	17.67

Balance at January 3, 2009	192,568	$16.54

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (ESPP) which allows employees to elect, in advance of each calendar quarter, to contribute up to 10 percent of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85 percent of the fair market value on the first or last day of each quarter. Compensation expense recognized on shares issued under our ESPP is based on the value to the employee of the 15 percent discount applied to the stock price. The plan was amended in May 2008 to increase the number of shares reserved under the plan from 1,000,000 to 2,000,000 common shares and to delete the term and termination date of the plan. Shares issued under the plan through January 3, 2009 total 1,077,718, with a balance available to be issued of 922,282.
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

Operating Leases
Future minimum operating lease obligations for automobiles, office space, and other facilities were as follows at January 3, 2009:

(in thousands)
2009	$2,883
2010	2,235
2011	1,694
2012	1,165
2013	189
2014 and beyond	—

Total	$8,166

Rent expense was $3.3 million, $2.7 million and $2.0 million in 2008, 2007 and 2006, respectively. The automobiles, which are typically leased for three years, are used by sales personnel. The office obligations include the Laserscope facilities in California and Arizona, and sales offices outside the U.S.
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
Financial assets and liabilities recorded on the Consolidated Balance Sheet are categorized on the inputs to the valuation techniques as follows:
     Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date.
     Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:
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
     Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes our financial assets measured at fair value on a recurring basis as of January 3, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
Description	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Money market funds	$30,846	$—	$—
Available-for-sale securities	192	—	—
Other short-term investments	151	134	—
Derivatives	—	882	—

Total	$31,189	$1,016	$—

Liabilities
Derivatives	$—	$4,392	$—

Money market funds: Our money market funds are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy because the money market funds are valued using quoted market prices in active markets.
Available-for-sale securities: As of January 3, 2009, our available-for-sale securities included unregistered common stock of Iridex. These are valued using quoted market prices multiplied by the number of shares owned (see Note 3, Discontinued Operations and Sale of Aesthetics Business).
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
Derivatives: The total fair value of various interest rate swap contracts as of January 3, 2009 is a liability of $2.7 million, reported in other accrued expenses. The fair value of various foreign exchange forward contracts as of January 3, 2009 includes assets of $0.9 million, reported in other current assets, and liabilities of $1.7 million, reported in other accrued expenses. We measure our derivatives at fair value on a recurring basis using significant observable inputs, which is a Level 2 as defined in the SFAS No. 157 fair value hierarchy.
During the third quarter of 2008, due to market changes in the yield curve we replaced our existing fixed interest rate swap contracts, which were based on three-month LIBOR, with new swap contracts based on one-month LIBOR, as designated cash flow hedges of the floating rate interest payments for a portion of our borrowings under the Credit Facility. The net gain on the terminated swaps of $0.4 million was immediately recognized in other income (expense), since the original forecasted transactions based on the previous index are no longer probable of occurring.
In addition, we have entered into foreign exchange forward contracts that are designated as cash flow hedges of currency fluctuations for a portion of our forecasted sales to certain subsidiaries, denominated in Euros, British pounds, Canadian dollars and Australian dollars. We have also entered into foreign exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on certain inter-company receivables denominated in Euros, British pounds, Canadian dollars and Australian dollars. These contracts are not designated as an accounting hedge and the change in fair value of $1.2 million was recorded as a loss in 2008.
We use derivatives to mitigate our exposure to volatility in interest and foreign currency exchange rates. We hedge only exposures in the ordinary course of business. We account for our derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, which requires all derivatives to be carried on the balance sheet at fair value and meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a Consolidated Statement of Operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense and translation gain or loss. Derivatives held by us are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in cost for the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statement of Operations at such time, with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined from dealer quotations. The interest rate swap and foreign currency exchange forward contract derivatives outstanding at January 3, 2009 have remaining terms between one and fifteen months, and the associated underlying transactions are expected to occur within those time frames.
The effective portion of the change in fair value of the interest rate swaps and foreign currency exchange contracts is reported in accumulated other comprehensive income, a component of stockholder’s equity, and is being recognized as an adjustment to interest expense or other income (expense), respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivatives, and such changes are recognized currently in earnings. No ineffectiveness was recognized during 2008. Amounts due from counterparties (unrealized hedge gains) or owed to counterparties (unrealized hedge losses) are included in accounts receivable, net or other accrued expenses, respectively. Cash receipts or payments related to our derivatives are generally classified in the Consolidated Statements of Cash Flow as cash flows from operating activities, consistent with the related items being hedged, unless the derivative is not designated as a hedge or if hedge accounting is discontinued, in which case the receipts or payments are classified as cash flows from investing activities.
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
We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. No customer or distributor accounted for five percent or more of net sales during 2008, 2007 or 2006. Foreign subsidiary sales are predominantly to customers in Western Europe, Canada, Australia and Brazil and our foreign subsidiary assets are located in the same countries. At the end of 2008 and 2007, consolidated accounts receivable included $36.1 million and $46.5 million due from customers located outside of the United States.
The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

(in thousands)	2008	2007	2006

United States
Net sales	$355,678	$334,258	$272,679
Long-lived assets	833,695	872,882	873,200

International
Net sales	145,963	129,670	85,639
Long-lived assets	17,092	18,165	15,723
14. Postretirement Benefits
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
The cost of our postretirement benefit plan (in thousands) was as follows:

	2008	2007	2006

Service cost	$183	$155	$115
Interest cost	208	175	163
Amortization of net prior service cost	(38)	(38)	(39)

Net benefit costs	$353	$292	$239

The following tables present reconciliations of the benefit obligation of the plan and the plan assets of the plan (in thousands):

	2008	2007

Change in benefit obligation
Benefit obligation at beginning of year	$3,272	$3,071
Service cost	183	155
Interest cost	208	175
Actuarial losses	386	59
Benefit payments	(163)	(188)

Benefit obligation at end of year	$3,886	$3,272

Change in plan assets
Fair value of assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	163	188
Benefit payments	(163)	(188)

Fair value of plan assets at end of year	$—	$—

Amounts recognized in the statement of financial position consist of:

	2008	2007

Current	$(263)	$(226)
Long term	(3,623)	(3,046)

Net amount of accrued benefit cost	$(3,886)	$(3,272)

Amounts recognized in accumulated other comprehensive income consist of:
	2008	2007

Net actuarial loss (gain)	$194	$(192)
Net prior service cost	94	55

Total accumulated other comprehensive income	$288	$(137)

The net prior service cost in accumulated other comprehensive income consists of two components: one component for a negative plan amendment in 2000, and a second component for a positive plan amendment in 2006. These two components are being amortized differently, based on expected future service periods at the time of the amendment. In 2009, we estimate that the amortization of these two components from accumulated other comprehensive income will result in a net charge to net periodic benefit cost for $0.1 million.

The benefits expected to be paid in each of the next five fiscal years and the aggregate for the five fiscal years thereafter are projected as follows (in thousands):

2009	$264
2010	257
2011	260
2012	269
2013	295
2014-2018	1,790
The assumptions used in estimating the annual cost related to these plans include:

	2008	2007

Discount rate	5.75%	5.75%
Rate of future compensation increase	4.00%	4.00%
An average increase of 9.0 percent in the cost of covered health care benefits was assumed for 2008 and is projected to gradually decrease to 5.0 percent by 2016 and remain at that level thereafter. Because of the subsidy caps, the assumed health care cost trend rates have a slight effect on the amounts reported for our postretirement plan. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$6	$(6)
Effect on post-retirement benefit obligation	57	(55)
15. Savings and Investment Plan
The AMS Savings and Investment Plan (the Plan) allows employees in the United States to contribute a portion of their salary to the Plan. We match a portion of these contributions. Additionally, through a profit sharing component we make additional contributions to the Plan based upon a percent of operating profit. The additional percentage contribution is established annually by senior management and the Compensation Committee of the Board of Directors. The Plan is intended to satisfy the requirements of Section 401(a) (27) of the Internal Revenue Code. All of our United States employees are eligible to participate in the Plan. Matching contributions of $3.3 million, $3.0 million and $2.1 million were made in 2008, 2007 and 2006, respectively. Profit sharing contributions were $3.7 million, $2.3 million and $3.0 million in 2008, 2007 and 2006, respectively.
16. Income Taxes
Components of our income (loss) from continuing operations before income taxes are as follows (in thousands):

Pretax income	2008	2007	2006

U.S.	$61,947	$24,195	$(35,187)
Foreign	7,018	5,310	3,036

Total	$68,965	$29,505	$(32,151)

Components of income tax expense for continuing operations are as follows (in thousands):

Income tax expense	2008	2007	2006

Current
Federal	$17,190	$433	$6,262
State	4,166	1,796	2,592
Foreign	2,002	1,708	1,063
Deferred
Federal	2,547	11,145	2,366
State	(9)	535	(731)
Foreign	517	297	179

Total	$26,413	$15,914	$11,731

A reconciliation of income tax expense for continuing operations computed at the United States statutory rate to our provision for income taxes is as follows (in thousands):

Income tax reconciliation	2008	2007	2006

Statutory rate	$24,138	$10,326	$(11,253)
State taxes	2,702	1,515	1,261
In-process research and development	—	—	23,971
Manufacturing tax incentives	(851)	—	(388)
Meals and entertainment	541	618	501
Foreign rate differential and other	80	(64)	253
Research and development credits	(917)	(1,085)	(1,044)
Stock-based compensation under SFAS 123(R)	738	1,098	1,276
Audit settlements and refund claim	(712)	(852)	(2,455)
Litigation settlement	—	4,256	—
Other	694	102	(391)

Total	$26,413	$15,914	$11,731

During 2008 and 2006, we recognized U.S. tax benefits related to a tax deduction for manufacturing activities, which resulted in a reduction in income tax expense of $0.9 million and $0.4 million, respectively. During 2007, due to the utilization of acquired net operating loss carryforwards, we did not realize a domestic manufacturing deduction benefit.
On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law by the U.S. government. This law retroactively reinstated the federal R&D credit for the year 2008 and as a result, our income tax expense was reduced by $0.9 million in 2008.
During 2008, we recognized $0.7 million in previously unrecognized tax benefits due to the settlement of an income tax audit. During 2007, we recognized $0.9 million in previously unrecognized tax benefits due to the settlement of an income tax audit. During 2006, we received a $2.4 million tax refund associated with the favorable agreement reached with the IRS involving the review of the 2001 and 2002 domestic income tax returns, which was recorded in the provision for income taxes.
During 2007, we recorded litigation settlement charges of $14.3 million, primarily due to the arbitration award to the former shareholders of CryoGen, Inc. (see Note 4, Litigation Settlements), with no related tax benefit.
In 2006, we completed the acquisitions of Laserscope and Solarant Medical, Inc. with amounts of $62.1 million and $2.1 million, respectively, allocated to in-process research and development. Such amounts were expensed and were not deductible for tax purposes, which resulted in no deferred tax benefit being recorded. In 2005, we completed the acquisition of Ovion Inc. with $13.6 million allocated to in-process research and development. Of this amount, $4.3 million and $9.3 million was expensed in 2006 and 2005, respectively. The amounts were not deductible for tax purposes and no deferred tax benefit was recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities at the end of 2008 and 2007 are as follows (in thousands):

	2008	2007

Deferred tax assets:
Federal net operating loss carryforwards	$9,618	$11,666
Reserves and allowances	9,730	8,877
Workforce, patents and license	2,975	3,174
Compensation accruals	3,888	4,774
FIN 48 accrued state tax and interest	1,593	1,766
Stock-based compensation under SFAS 123(R)	5,464	4,674
State net operating loss carryforwards and other credits	4,387	6,441
Federal credit carryforwards	—	3,273
Other	1,995	4,120
Valuation allowance	(504)	(1,354)

Total deferred tax assets	39,146	47,411

Deferred tax liabilities:
Goodwill	9,685	10,310
Prepaid insurance and other	1,286	1,405
Developed technology	2,969	16,157
Trademarks and royalty agreements	16,397	16,706
Contingent interest on debt	20,598	13,061

Total deferred tax liabilities	50,935	57,639

Net deferred tax liability	$(11,789)	$(10,228)

On January 3, 2009, we have tax effected foreign tax loss carryforwards of approximately $0.4 million with no expiration. Realization of future tax benefits related to these net deferred assets is dependent on many factors, including the ability to generate taxable income in the related jurisdictions. We believe that future foreign income will be sufficient to realize these loss carryforwards and accordingly have not provided a valuation allowance against these assets.
The valuation allowance as of January 3, 2009 of $0.5 million relates to foreign tax credit carryforwards. The decrease in the valuation allowance compared to the 2007 recorded amount of $1.4 million primarily relates to the removal of a deferred tax asset and the related full valuation allowance against this deferred tax asset of a foreign entity that is in the process of being dissolved.
We have U.S. federal tax loss carryforwards of approximately $27.5 million which are realizable under IRC Section 382. They expire between 2018 and 2026. Management believes that future taxable income will be sufficient to realize these tax loss carryforwards and has established a deferred tax asset of $9.6 million.
As of January 3, 2009, undistributed earnings of international subsidiaries of approximately $12.7 million were considered to have been reinvested indefinitely and, accordingly, we have not provided U.S. taxes on such earnings.

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

					Unrecognized
	Gross				Income Tax
	Federal,	Accrued	Gross UTBs,	Deferred	Benefits, Net of
	State and	Interest and	including	Federal and	Deferred Federal
	Foreign	Penalties on	interest and	State Income	and State
(in thousands)	UTBs	UTBs	penalties	Tax Benefits	Benefits

Balance at December 31, 2006	$7,577	$354	$7,931	$(943)	$6,988
Additions for tax positions related to a prior period	5,714	331	6,045	(840)	5,205
Additions for tax positions related to the current period	959	—	959	(82)	877
Reductions related to the closing of Statutes of Limitations	(541)	(128)	(669)	99	(570)
Reductions related to settlements with tax authorities	(852)	—	(852)	—	(852)

Balance at December 29, 2007	12,857	557	13,414	(1,766)	11,648

Additions for tax positions related to a prior period	2,664	145	2,809	24	2,833
Additions for tax positions related to the current period	944	—	944	(97)	847
Reductions related to the closing of Statutes of Limitations	—	—	—	—	—
Reductions related to settlements with tax authorities	(1,514)	(326)	(1,840)	246	(1,594)

Total UTBs that, if recognized, would impact the effective income tax rate as of January 3, 2009	$14,951	$376	$15,327	$(1,593)	$13,734

We have classified all of our liability for unrecognized tax benefits as of January 3, 2009 as a non-current liability, as no payments are anticipated within one year. We recognize accrued interest and penalties related to unrecognized tax benefits in our tax provision in the Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. The balance of accrued interest and penalties at the reporting periods is presented in the table above.
We have no federal income tax audits under way at the current time. Our federal returns are subject to examination for 2006 and subsequent years.
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

17. Quarterly Financial Data (unaudited; in thousands, except per share data)
The following table presents quarterly financial data for 2008 and 2007. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the unaudited quarterly results. In the first quarter of 2007, consistent with the plans announced with the Laserscope acquisition, we sold the Laserscope aesthetics business (see Note 3, Discontinued Operations and Sale of Aesthetics Business). As such, the results of operations of the aesthetics business have been classified as discontinued operations through the date of disposal of January 16, 2007.

	2008				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
	13 weeks	13 weeks	13 weeks	14 weeks	13 weeks	13 weeks	13 weeks	13 weeks
Net sales	$120,362	$129,797	$117,468	$134,014	$108,385	$116,453	$109,041	$130,049
Gross profit	91,372	100,612	92,605	105,955	82,030	89,324	84,600	102,382
Operating income	20,489	28,093	17,557	21,242	14,746	21,223	17,760	7,557
Income (loss) from continuing operations	8,211	13,994	5,734	14,613	4,383	7,326	6,925	(5,043)
Net income (loss)	8,211	13,994	5,734	14,613	3,692	7,326	6,925	(5,043)

Net income (loss) per share:
Basic net income (loss) from continuing operations	$0.11	$0.19	$0.08	$0.20	$0.06	$0.10	$0.10	$(0.07)
Discontinued operations, net of tax	—	—	—	—	(0.01)	—	—	—

Basic net income (loss)	$0.11	$0.19	$0.08	$0.20	$0.05	$0.10	$0.10	$(0.07)

Diluted net income (loss) from continuing operations	$0.11	$0.19	$0.08	$0.20	$0.06	$0.10	$0.09	$(0.07)
Discontinued operations, net of tax	—	—	—	—	(0.01)	—	—	—

Diluted net income (loss)	$0.11	$0.19	$0.08	$0.20	$0.05	$0.10	$0.09	$(0.07)

In the first quarter of 2008, we recorded $8.1 million of interest expense related to our Convertible Notes issued on June 27, 2006 and our senior secured Credit Facility entered into on July 20, 2006 (see Note 9, Debt). During the second quarter of 2008, we recorded $6.8 million of interest expense related to our long-term debt. We also recorded a charge of $1.1 million for the final negotiated settlement of distributor terminations related to the Laserscope acquisition. Royalty income during the quarter included a one-time royalty payment of $1.5 million related to a portion of our urinary incontinence technology acquired in 2006. In addition, we recorded a $1.2 million gain resulting from Iridex’s payment of receivables related to our disposal of the Laserscope aesthetics business, for which we had previously established reserves. In the third quarter of 2008, we recorded $7.5 million of one-time in-process research and development (IPR&D) charges related to a milestone payment to BioControl Medical, Ltd. (BioControl), from whom we acquired certain issued patents and other assets during 2006. Also during the quarter, other income (expense) decreased approximately $1.7 million compared to the third quarter of 2007, primarily due to the impact of fluctuations in foreign currencies, mainly the Euro, against the U.S. dollar on foreign denominated inter-company receivables and payables. Partially offsetting this fluctuation were net gains from final payments and adjustments related to our disposal of the Laserscope aesthetics business, gains on the settlement of certain derivative contracts, and income from license and milestone fees from an agreement to license one of our technologies. Interest expense during the third quarter was $6.2 million. During the fourth quarter of 2008, we recorded an acceleration of amortization of $17.1 million related to certain developed technology intangible assets for which the carrying value of the assets exceeded the present value of our forecasted cash flows related to the technologies (see Note 6, Goodwill and Intangible Assets). Also during the fourth quarter, we recorded a gain of $10.1 million related to the extinguishment of a portion of our convertible notes (see Note 9, Debt). Interest expense related to our long-term debt was $6.4 million in the fourth quarter. Other income (expense) declined approximately $3.5 million from the prior year period, driven primarily by the impact of fluctuations in foreign currencies against the U.S. dollar.
In the first quarter of 2007, we recorded $9.6 million of interest expense related to our Convertible Notes and our Credit Facility. In addition, during the first quarter we recorded other income of $1.6 million related to our settlement agreement with Celsion Corporation (Celsion). This payment settled prior claims under the patent infringement suit we filed against Celsion in September 2006. During the second quarter of 2007, we recorded $9.6 million of interest expense related to our long-term debt. Royalty income in the third quarter of 2007 was $3.5 million and included a one-time paid up license of our microwave therapy technology from Celsion. No further payments are owed under the Celsion agreement. Interest expense during the third quarter was $9.5 million. In the fourth quarter of 2007, we recorded $7.5 million of one-time IPR&D charges related to a milestone payment to

BioControl. We also recorded litigation settlements of $14.3 million during the quarter, consisting primarily of an arbitration settlement related to our prior acquisition of CryoGen, Inc. which we acquired in 2002 (see Note 4, Litigation Settlements). This arbitration settlement adversely impacted our 2007 tax provision in our consolidated statement of operations. Interest expense during the fourth quarter was $9.1 million.
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

	Balance at	Additions charged to:						Balance at
	Beginning of	Costs and		Other				End of
	Period	Expenses		Accounts		Deductions		Period
Valuation Accounts:
Year ended December 30, 2006
Deducted from asset accounts
Allowance for doubtful accounts	$2,017	$1,095		$620	(7)	$617	(1)	$3,115
Allowance for obsolete inventories	$1,317	$1,498		$1,258	(7)	$1,569	(2)	$2,504
Allowance for sales returns	$1,200	$5,256		$50	(7)	$4,690	(3)	$1,816

Year ended December 29, 2007
Deducted from asset accounts
Allowance for doubtful accounts	$3,115	$950		$—		$967	(1)	$3,098
Allowance for obsolete inventories	$2,504	$2,487		$—		$2,103	(2)	$2,888
Allowance for sales returns	$1,816	$13,814	(4)	$—		$13,319	(3),(4)	$2,311

Year ended January 3, 2009
Deducted from asset accounts
Allowance for doubtful accounts	$3,098	$1,832		$—		$1,394	(1)	$3,536
Allowance for obsolete inventories	$2,888	$5,737		$—		$4,390	(2)	$4,235
Allowance for sales returns	$2,311	$13,664	(4)	$—		$13,398	(3),(4)	$2,577

Qualifying Accounts:
Year ended December 30, 2006
Product liability allowance	$784	$220		$—		$456	(5)	$548
Accrued warranty expense	$1,618	$619		$809	(7)	$331	(6)	$2,715

Year ended December 29, 2007
Product liability allowance	$548	$797		$—		$450	(5)	$895
Accrued warranty expense	$2,715	$5,844	(8)	$—		$5,558	(6),(8)	$3,001

Year ended January 3, 2009
Product liability allowance	$895	$201		$—		$316	(5)	$780
Accrued warranty expense	$3,001	$5,577	(8)	$—		$5,291	(6),(8)	$3,287

Notes:

(1)	Uncollectable accounts written off, net of recoveries

(2)	Obsolete and excess inventory disposals

(3)	Returned product

(4)	Includes activity under capital equipment upgrade and even exchange programs, which has increased with the growth in our capital equipment business.

(5)	Product liability claims

(6)	Product warranty claims

(7)	Allowances and reserves on balance sheet of Laserscope (excluding the aesthetics business), acquired in July 2006.

(8)	Includes reserves and claims for product rework issues related to the Greenlight HPS® console.

Accessa™, Acticon®, AdVance®, AMS 700 ®, AMS 700 LGX®, AMS 700® MS™, AMS 800®, Apogee®, Continuum™, Elevate®, GreenLight™, GreenLight HPS®, GreenLight PV®, Her Option®, InhibiZone®, IntePro®, InteXen®, InVance®, MiniArc®, Momentary Squeeze Pump™, Monarc®, Ovion™, Perigee®, StoneLight®, SureFlex™, Tactile Pump®, TherMatrx®, TherMatrx® Dose Optimized Therapy™, Topas™, and UroLume® are trademarks of AMS or its subsidiaries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 3, 2009	AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
By /s/ Anthony P. Bihl, III
Anthony P. Bihl, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 3, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Anthony P. Bihl, III Anthony P. Bihl, III	President and Chief Executive Officer (Principal Executive Officer)

/s/ Mark A. Heggestad Mark A. Heggestad	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Richard B. Emmitt Richard B. Emmitt	Director

/s/ Albert Jay Graf Albert Jay Graf	Director

/s/ Jane E. Kiernan Jane E. Kiernan	Director

/s/ Robert McLellan, M.D.	Director
Robert McLellan, M.D.

/s/ Christopher H. Porter, Ph.D.	Director
Christopher H. Porter, Ph.D.

/s/ D. Verne Sharma	Director
D. Verne Sharma

/s/ Thomas E. Timbie	Director
Thomas E. Timbie

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For the Year Ended January 3, 2009

Item No.	Item	Filing Method

2.1
Agreement and Plan of Merger, dated as of June 3, 2005, by and among American Medical Systems, Inc., Oak Merger Corp., Ovion Inc., Jeffrey P. Callister, and W. Stephen Tremulis, as Principal Stockholders, and Jeffrey P. Callister, as Stockholders’ Representative.
Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 6, 2005 (File No. 000-30733).

2.2	Asset Purchase Agreement, dated April 26, 2006, between American Medical Systems, Inc. and BioControl Medical, Ltd.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 27, 2006 (File No. 000-30733).

2.3
Agreement and Plan of Merger, dated as of May 8, 2006, by and among American Medical Systems, Inc., Xenon Merger Corp., a wholly owned subsidiary of American Medical Systems, Inc., Solarant Medical, Inc., and Warburg Pincus Equity Partners, L.P., as stockholders’ representative.
Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 9, 2006 (File No. 000-30733).

2.4	First Amendment to Asset Purchase Agreement, dated August 8, 2008, by and between American Medical Systems, Inc. and Bio Control Medical (B.C.M.), Ltd.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 19, 2008 (File No. 000-30733).

2.5	Asset Purchase Agreement, dated November 30, 2006, by and among American Medical Systems, Inc., Laserscope, and Iridex Corporation.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 6, 2006 (File No. 000-30733).

3.1	Second Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).

3.2	Bylaws, as amended, of the Company.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the Fiscal Year Ended January 3, 2004 (File No. 000-30733).

Item No.	Item	Filing Method

4.1	Certificate of Incorporation of the Company.	See Exhibit 3.1 above.

4.2	Bylaws, as amended, of the Company.	See Exhibit 3.2 above.

4.3	Form of Indenture for Senior Debt Securities.	Incorporated by reference to Exhibit 4.2 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).

4.4	Form of Senior Debt Security.	Incorporated by reference to Exhibit 4.3 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).

4.5	Form of Indenture for Subordinated Debt Securities.	Incorporated by reference to Exhibit 4.4 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).

4.6	Form of Subordinated Debt Security.	Incorporated by reference to Exhibit 4.5 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).

4.7	Form of Indenture for Senior Subordinated Debt Securities.	Incorporated by reference to Exhibit 4.6 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).

4.8	Form of Senior Subordinated Debt Security.	Incorporated by reference to Exhibit 4.7 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).

4.9	Indenture, dated as of June 27, 2006, between American Medical Systems Holdings, Inc., the Notes Guarantors (as defined therein), and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 28, 2006 (File No. 000-30733).

4.10	Form of 3 1/4% Convertible Senior Subordinated Note.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 28, 2006 (File No. 000-30733).

4.11	First Supplemental Indenture, dated as of September 6, 2006, by and between Laserscope and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 8, 2006 (File No. 000-30733).

4.12	Guarantee, dated as of September 6, 2006, made by Laserscope in favor of U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on September 8, 2006 (File No. 000-30733).

Item No.	Item	Filing Method

10.1	Employment Agreement, dated April 26, 2004, between Martin J. Emerson and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Fiscal Quarter Ended April 2, 2004 (File No. 000-30733).

10.2	First Amendment to Employment Agreement, dated January 5, 2005, between Martin J. Emerson and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 5, 2005 (File No. 000-30733).

10.3	Second Amendment to Employment Agreement, dated January 4, 2008, between Martin J. Emerson and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 24, 2008 (File No. 000-30733).

10.4	Employment Agreement, dated January 1, 2003, between Ross Longhini and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2002 (File No. 000-30733).

10.5	First Amendment to Employment Agreement, effective as of March 6, 2008, between Ross A. Longhini and American Medical Systems, Inc.	Filed with this Annual Report on Form 10-K.

10.6	Employment Agreement, dated December 18, 2006, between Mark A. Heggestad and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2006 (File No. 000-30733).

10.7	First Amendment to Employment Agreement, effective as of March 6, 2008, Mark A. Heggestad and American Medical Systems, Inc.	Filed with this Annual Report on Form 10-K.

10.8	Employment Offer Letter, dated March 31, 2005, between Stephen J. McGill and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2007 (File No. 000-30733).

10.9	Employment Agreement, dated April 7, 2005, between Stephen J. McGill and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2007 (File No. 000-30733).

10.10	Confidential Separation Agreement, dated May 5, 2008, between American Medical Systems, Inc. and Stephen J. McGill.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 30, 2008 (File No. 000-30733).

10.11	Employment Agreement, dated as of April 22, 2008, between American Medical Systems, Inc. and Anthony P. Bihl, III.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 29, 2008 (File No. 000-30733).

Item No.	Item	Filing Method

10.12	Separation Agreement, executed January 18, 2008, between Martin J. Emerson and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 24, 2008 (File No. 000-30733).

10.13	Settlement Agreement and Limited Waiver dated July 15, 2008, among American Medical Systems Holdings, Inc., Galil Ltd., and Martin J. Emerson.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 21, 2008 (File No. 000-30733).

10.14	2000 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Fiscal Quarter Ended June 28, 2003 (File No. 000-30733).

10.15	Form of Incentive Stock Option Agreement under the 2000 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.16	Form of Non-Qualified Stock Option Agreement under the 2000 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.17	Employee Stock Purchase Plan, as amended.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the Fiscal Quarter Ended October 1, 2005 (File No. 000-30733).

10.18	2005 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Fiscal Quarter Ended October 1, 2005 (File No. 000-30733).

10.19	Form of Stock Option Certificate for Directors under the 2005 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005 (File No. 000-30733).

10.20	Form of Stock Option Certificate for Executive Officers under the 2005 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005 (File No. 000-30733).

10.21	Form of Notice of Amendment to Stock Option Certificate/Agreement for Executive Officers of American Medical Systems Holdings, Inc.	Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the Fiscal Quarter Ended July 2, 2006 (File No. 000-30733).

10.22	Form of Indemnification Agreement with Executive Officers and Directors.	Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005 (File No. 000-30733).

Item No.	Item	Filing Method

10.23	Form of Change in Control Severance Agreement.	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2007 (File No. 000-30733).

10.24	Form of First Amendment to Change in Control Severance Agreement.	Filed with this Annual Report on Form 10-K.

10.25	Change in Control Severance Agreement, dated as of April 22, 2008, between American Medical Systems Holdings, Inc. and Anthony P. Bihl, III.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed April 29, 2008 (File No. 000-30733).

10.26	Summary of Director Compensation.	Filed with this Annual Report on Form 10-K.

10.27	Summary of Named Executive Officer Compensation (2008).	Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed May 8, 2008 the Fiscal Quarter Ended March 29, 2008 (File No. 000-30733).

10.28	Summary of Named Executive Officer Compensation (2009).	Filed with this Annual Report on Form 10-K.

10.29	2009 Executive Variable Incentive Plan.	Filed with this Annual Report on Form 10-K.

10.30	Amended and Restated License Agreement, dated January 1, 2008, between American Medical Systems, Inc. and BioControl Medical, Ltd.	Filed with this Annual Report on Form 10-K.

10.31	First Amendment to Amended and Restated License Agreement dated August 8, 2008, by and between American Medical Systems, Inc. and Bio Control Medical (B.C.M), Ltd.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed August 19, 2008 (File No. 000-30733).

10.32
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

10.33
First Amendment to Credit and Guaranty Agreement, dated as of October 29, 2007, by and among American Medical Systems, Inc., each of the other credit parties which is a signatory thereto and CIT Healthcare LLC, as administrative agent.
Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 29, 2007 (File No. 000-30733).

Item No.	Item	Filing Method

10.34	Pledge and Security Agreement, dated as of July 20, 2006, between each of the grantors party thereto and CIT Healthcare LLC, as administrative agent and collateral agent.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 26, 2006 (File No. 000-30733).

10.35
Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Financing Statement, dated as of July 20, 2006, executed by American Medical Systems, Inc. to and for the benefit of CIT Healthcare LLC, as administrative agent and collateral agent.
Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 26, 2006 (File No. 000-30733).

10.36	Net Lease Agreement, dated as of June 20, 2000, by and between Laserscope and Realtec Properties.	Incorporated by reference to Exhibit 10.6 of Laserscope’s Annual Report on Form 10-K filed on March 28, 2001 (File No. 000-18053).

10.37	Net Lease Agreement, dated as of October 18, 2000, by and between Laserscope and Realtec Properties.	Incorporated by reference to Exhibit 10.6A of Laserscope’s Annual Report on Form 10-K filed on March 28, 2001 (File No. 000-18053).

10.38	Settlement Agreement, dated as of August 14, 2007, by and among Iridex Corporation, American Medical Systems, Inc. and Laserscope.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 20, 2007 (File No. 000-30733).

Item No.	Item	Filing Method

21.1	Subsidiaries of American Medical Systems Holdings, Inc.	Filed with this Annual Report on Form 10-K.

23.1	Consent of Ernst & Young LLP.	Filed with this Annual Report on Form 10-K.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.