Form 10-Q
period 2009-04-04
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2009-05-13
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       April 4, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of May 4, 2009 there were 73,809,552 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 4, 2009	March 29, 2008
		(a)
Net sales	$123,638	$120,362
Cost of sales	23,342	28,990

Gross profit	100,296	91,372

Operating expenses
Marketing and selling	43,348	45,081
Research and development	12,811	11,300
General and administrative	10,779	10,155
Amortization of intangibles	3,265	4,347

Total operating expenses	70,203	70,883

Operating income	30,093	20,489

Other (expense) income
Royalty income	933	355
Interest income	103	195
Interest expense	(5,410)	(8,057)
Amortization of financing costs	(3,981)	(4,120)
Gain on extinguishment of debt	4,562	—
Other income	552	1,345

Total other (expense) income	(3,241)	(10,282)

Income before income taxes	26,852	10,207

Provision for income taxes	9,772	4,120

Net income	$17,080	$6,087

Net income per share
Basic net earnings	$0.23	$0.08
Diluted net earnings	$0.23	$0.08

Weighted average common shares used in calculation
Basic	73,691	72,477
Diluted	74,018	73,588

(a)	Retroactively adjusted to reflect the adoption of FSP No. APB 14-1, as required by GAAP, for the change in accounting related to the Company’s Convertible Notes. See Note 2.
The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	April 4, 2009	January 3, 2009
	(Unaudited)	(a)
Assets
Current assets
Cash and cash equivalents	$14,526	$11,642
Short-term investments	27,941	31,323
Accounts receivable, net	89,785	93,078
Inventories, net	37,396	38,500
Deferred income taxes	12,892	12,908
Other current assets	5,367	6,858

Total current assets	187,907	194,309

Property, plant and equipment, net	46,893	48,280
Goodwill	689,315	690,097
Developed and core technology, net	59,642	62,315
Other intangibles, net	46,757	47,349
Other long-term assets, net	1,986	2,147

Total assets	$1,032,500	$1,044,497

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,777	$7,830
Income taxes payable	8,145	7,782
Accrued compensation expenses	17,526	22,876
Accrued warranty expense	2,865	3,287
Other accrued expenses	23,116	21,535

Total current liabilities	60,429	63,310

Long-term debt	458,636	484,582
Deferred income taxes	50,533	50,044
Long-term income taxes payable	15,557	15,327
Long-term employee benefit obligations	3,737	3,752

Total liabilities	588,892	617,015

Stockholders’ equity
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding: 73,808,389 shares at April 4, 2009 and 73,668,415 shares at January 3, 2009	738	737
Additional paid-in capital	369,525	369,594
Accumulated other comprehensive income	2,340	3,226
Retained earnings	71,005	53,925

Total stockholders’ equity	443,608	427,482

Total liabilities and stockholders’ equity	$1,032,500	$1,044,497

(a)	Retroactively adjusted to reflect the adoption of FSP No. APB 14-1, as required by GAAP, for the change in accounting related to the Company’s Convertible Notes. See Note 2.
The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)

	Three Months Ended
	April 4, 2009	March 29, 2008
		(a)
Cash flows from operating activities
Net income	$17,080	$6,087

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,433	2,428
Amortization of intangibles	3,265	4,347
Amortization of deferred financing costs	3,981	4,120
Non-cash impairment of available-for-sale securities	—	843
Excess tax benefit from exercise of stock options	—	(855)
Tax benefit on exercised stock option arrangements	22	867
Settlement of derivative contracts	(680)	—
Change in net deferred income taxes	1,403	1,685
Gain on extinguishment of debt	(4,562)	—
Stock-based compensation	2,216	2,125

Changes in operating assets and liabilities:
Accounts receivable	2,082	(493)
Inventories	1,036	5,743
Accounts payable and accrued expenses	(2,297)	(23,125)
Other assets	2,229	3,636

Net cash provided by operating activities	28,208	7,408

Cash flows from investing activities
Purchase of property, plant and equipment	(1,108)	(1,122)
Net proceeds from settlement of derivative contracts	680	—
Disposal of business	—	1,610
Purchase of other intangibles	—	(1,052)
Purchase of short-term investments	(18,124)	(28)
Sale of short-term investments	21,500	34

Net cash provided by (used in) investing activities	2,948	(558)

Cash flows from financing activities
Issuance of common stock	918	2,425
Excess tax benefit from exercise of stock options	—	855
Repurchase of convertible senior subordinated notes	(21,125)	—
Payments on senior secured credit facility	(8,585)	(5,793)
Proceeds from short-term borrowings	—	12,000
Repayments of short-term borrowings	—	(12,000)

Net cash used in financing activities	(28,792)	(2,513)

Cash provided by operations	2,364	4,337

Effect of currency exchange rates on cash	520	(1,222)

Net increase in cash and cash equivalents	2,884	3,115

Cash and cash equivalents at beginning of period	11,642	34,044

Cash and cash equivalents at end of period	$14,526	$37,159

Supplemental disclosure
Cash paid for interest	$2,562	$13,684
Cash paid for taxes	$7,218	$839

(a)	Retroactively adjusted to reflect the adoption of FSP No. APB 14-1, as required by GAAP, for the change in accounting related to the Company’s Convertible Notes. See Note 2.
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
We have prepared the consolidated financial statements included in this Form 10-Q without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. These unaudited consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal 2008. All amounts presented in tables are in thousands, except per share data.
These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.
We have a 52 or 53 week fiscal year ending on the Saturday nearest December 31. Accordingly, the first fiscal quarters of 2009 and 2008 are represented by the three month periods ended on April 4, 2009 and March 29, 2008, respectively.
2. Recently Issued and Adopted Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other pronouncements require or permit assets or liabilities to be measured by fair value and while not requiring new fair value measurements, may change current practices. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 for our fiscal year beginning December 30, 2007. See Note 11, Fair Value Measurements, for additional information and required disclosures.
Effective January 4, 2009, we adopted FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangibles assets. The adoption of SFAS No. 157 to non-financial assets and liabilities did not have a material impact on our consolidated results of operations or financial position.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. Some of the key changes under SFAS No. 141(R) will impact the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in-process research and development (IPR&D) as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording the fair value of contingent liabilities that are more likely than not to occur at the date of an acquisition. SFAS No. 141(R) also includes new disclosure requirements. SFAS No. 141(R) is to be applied prospectively for business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after December 15, 2008. Generally, the effect of SFAS 141(R) will depend on future acquisitions as we will apply its provisions to business combinations occurring subsequent to January 4, 2009. However, the accounting for the resolution of any tax uncertainties remaining related to previous acquisitions will be subject to the provisions of SFAS 141(R). We do not expect the adoption of SFAS 141(R) to have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. The provisions of

SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS No. 161 in the first quarter of 2009. See Note 12, Derivative Instruments and Hedging Activities, for additional information, including required SFAS No. 161 disclosures. The adoption did not have a material impact on our consolidated financial position or results of operations, as it is a disclosure only standard.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (FSP FAS 107-1, APB 28-1), which requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1, APB 28-1 is effective for interim and annual periods ending after June 15, 2009. We will adopt FSP FAS 107-1, APB 28-1 for our interim period ending July 4, 2009, and the adoption is not expected to have a material impact on our consolidated financial position or results of operations, as it is a disclosure only standard.
Effective January 4, 2009, we adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 changes the balance sheet classification of a component of our Convertible Notes between equity and debt, and results in additional non-cash economic interest cost being reflected in the statement of operations. This change in accounting for our Convertible Notes has been applied to our prior period financial statements on a retrospective basis in accordance with SFAS No. 154, Accounting Changes and Error Corrections. Retained earnings as of December 29, 2007 has been reduced by $12.7 million, and additional paid in capital has been increased by $67.9 million, to reflect the cumulative effect of the application of the change in accounting to all prior periods.
The following table illustrates the impact of the adoption of FSP APB 14-1 on certain financial statement line items in the Consolidated Statements of Operations for the three months ended April 4, 2009 and March 29, 2008.

	Three Months Ended April 4, 2009			Three Months Ended March 29, 2008
	Previous	Effect of	Current	As	Effect of	As
(in thousands, except per share data)	Method	Change	Method	Reported	Change	Adjusted
Amortization of financing costs	$(605)	$(3,376)	$(3,981)	$(710)	$(3,410)	$(4,120)
Gain on extinguishment of debt	5,303	(741)	4,562	—	—	—
Provision for income taxes	11,324	(1,552)	9,772	5,406	(1,286)	4,120
Net income	19,645	(2,565)	17,080	8,211	(2,124)	6,087

Basic net income per share	$0.26	(0.03)	$0.23	$0.11	$(0.03)	$0.08
Diluted net income per share	$0.26	(0.03)	$0.23	$0.11	$(0.03)	$0.08
The following table illustrates the adjustments made to the relevant line items on the Consolidated Balance Sheets as of April 4, 2009 and January 3, 2009.

	As of April 4, 2009			As of January 3, 2009
	Previous	Effect of	Current	As	Effect of	As
(in thousands)	Method	Change	Method	Reported	Change	Adjusted
Assets
Other long-term assets, net	$2,557	$(571)	$1,986	$2,747	$(600)	$2,147
Total assets	$1,033,071	$(571)	$1,032,500	$1,045,097	$(600)	$1,044,497

Liabilities and Stockholders’ Equity
Liabilities
Long-term debt	$517,883	$(59,247)	$458,636	$552,416	$(67,834)	$484,582
Deferred income taxes	27,634	22,121	49,755	24,697	25,347	50,044
Total liabilities	626,018	(37,126)	588,892	659,502	(42,487)	617,015

Stockholders’ equity
Additional paid-in capital	305,972	63,553	369,525	303,274	66,320	369,594
Retained earnings	98,003	(26,998)	71,005	78,358	(24,433)	53,925
Total stockholders’ equity	407,053	36,555	443,608	385,595	41,887	427,482

Total liabilities and stockholders’ equity	$1,033,071	$(571)	$1,032,500	$1,045,097	$(600)	$1,044,497

The following table illustrates the adjustments made to the relevant line items on the Consolidated Statements of Cash Flow for the three months ended April 4, 2009 and March 29, 2008.

	Three Months Ended April 4, 2009			Three Months Ended March 29, 2008
	Previous	Effect of	Current	As	Effect of	As
(in thousands)	Method	Change	Method	Reported	Change	Adjusted
Net income	$19,645	$(2,565)	$17,080	$8,211	$(2,124)	$6,087

Adjustments to reconcile net income to net cash provided by operating activities:

Gain on extinguishment of debt	(5,303)	741	(4,562)	—	—	—
Amortization of financing costs	605	3,376	3,981	710	3,410	4,120
Change in net deferred income taxes	3,411	(1,552)	1,859	2,971	(1,286)	1,685

Net cash provided by operating activities	28,208	—	28,208	7,408	—	7,408

Net increase in cash and cash equivalents	2,884	—	2,884	3,115	—	3,115
Cash and cash equivalents at beginning of period	11,642	—	11,642	34,044	—	34,044

Cash and cash equivalents at end of period	$14,526	$—	$14,526	$37,159	$—	$37,159

3. Stock-Based Compensation
At April 4, 2009, the 2005 Stock Incentive Plan (2005 Plan) is our one active stock-based employee compensation plan under which new awards may be granted. Awards may include incentive stock options, non-qualified option grants or restricted stock. Amounts recognized in our financial statements related to stock-based compensation were as follows:

	Three Months Ended
(in thousands)	April 4, 2009	March 29, 2008

Cost of sales	$241	$357
Marketing and selling	455	844
Research and development	287	558
General and administrative	1,233	366

Total stock-based compensation expense	$2,216	$2,125

Options granted under the plans generally become exercisable for twenty-five percent of the shares on the first anniversary date of the grant and 6.25 percent at the end of each quarter thereafter. Options are granted with an exercise price equal to the fair market value of the common stock on the date of the grant.
Options granted under our 2000 Equity Incentive Plan generally have a stated expiration, if not exercised or earlier terminated, ten years after the date of grant. Options granted under our 2005 Plan generally have a stated expiration, if not exercised or earlier terminated, seven years after the date of grant.
Activity under our 2000 and 2005 plans for the three months ended April 4, 2009 was as follows:

		Weighted average	Aggregate
	Options	exercise price	Intrinsic
	outstanding	per share	Value
			(in thousands)
Balance at January 3, 2009	7,020,341	$15.50
Granted	1,068,900	10.63
Exercised	(23,126)	7.15
Cancelled or expired	(264,468)	18.09

Balance at April 4, 2009	7,801,647	$14.77	$5,410

Options exercisable at April 4, 2009	4,644,488	$15.11	$4,363

The total intrinsic value of options exercised during the three months ended April 4, 2009 was $0.1 million. As of April 4, 2009, we had $16.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 2.7 years.

4. Earnings per Share
The following table presents information necessary to calculate basic and diluted net income per common share and common share equivalents.

	Three Months Ended
(in thousands, except per share data)	April 4, 2009	March 29, 2008
Net income from continuing operations	$17,080	$6,087

Weighted-average shares outstanding for basic net income per share	73,691	72,477
Dilutive effect of stock options and restricted shares	327	1,111

Adjusted weighted-average shares outstanding for diluted net income per share	74,018	73,588

Net income per share
Basic net earnings from continuing operations	$0.23	$0.08
Diluted net earnings from continuing operations	$0.23	$0.08
There were 6,443,355 weighted shares outstanding for the three month periods ended April 4, 2009, that were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive. For the three month period ended March 29, 2008, there were 5,104,421 weighted shares outstanding that were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive. In addition, our Convertible Senior Subordinated Notes were excluded from the diluted net income per share calculation for all periods presented because the conversion price was greater than the average market price of our stock during the periods.
5. Inventories
Inventories consist of the following as of April 4, 2009 and January 3, 2008:

(in thousands)	April 4, 2009	January 3, 2009

Raw materials	$11,794	$11,611
Work in process	5,104	4,841
Finished goods	27,299	26,283
Obsolescence reserve	(6,801)	(4,235)

Net inventories	$37,396	$38,500

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
Changes in the warranty balance during the three months ended April 4, 2009 and March 29, 2008 are presented below:

	Three Months Ended
(in thousands)	April 4, 2009	March 29, 2008
Balance, beginning of period	$3,287	$3,001
Provisions for warranty	808	2,137
Claims processed	(1,230)	(1,584)

Balance, end of period	$2,865	$3,554

7. Comprehensive Income
Comprehensive income is the sum of net income as reported and other comprehensive income (loss). Other comprehensive income (loss) resulted from foreign currency translation adjustments, gains (losses) on derivative instruments qualifying as hedges, and gains on available-for-sales investments. For more information on derivatives, see Note 12, Derivative Instruments and Hedging Activities. Comprehensive income for the three months ended April 4, 2009 and March 29, 2008 was:

	Three Months Ended
(in thousands)	April 4, 2009	March 29, 2008

Net income	$17,080	$6,087

Foreign currency translation (loss) gain, net of taxes	(1,374)	1,984
Unrealized gain (loss) on derivative financial instruments:
Net change in periodic revaluations, net of taxes	468	(217)
Recognition of previously unrealized losses on available-for-sale securities, net of taxes	—	433
Unrealized gain on available-for-sale securities, net of taxes	20	—

Comprehensive income	$16,194	$8,287

The after-tax components of accumulated other comprehensive income (loss) as of April 4, 2009 and January 3, 2009, were as follows:

Net Unrealized
	Gain (Loss) on				Total
	Derivative		Foreign	Net Unrealized	Accumulated
	Instruments	Post-retirement	Currency	(Loss) Gain on	Other
	Qualifying as	Plan Liability	Translation	Available-for-	Comprehensive
(in thousands)	Hedges	Adjustment	Adjustment	sale Investments	Income

Balance at January 3, 2009	$(1,982)	$(180)	$5,490	$(102)	$3,226

Balance at April 4, 2009	$(1,514)	$(180)	$4,116	$(82)	$2,340

8. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three month period ending April 4, 2009 were:

Three Months Ended
(in thousands)	April 4, 2009

Goodwill, beginning of the period	$690,097
Effect of currency translation	(782)

Goodwill, end of the period	$689,315

The following table provides additional information concerning intangible assets:

	April 4, 2009			January 3, 2009
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	value	amount	amortization	value

Developed and core technology	$137,553	$(77,911)	$59,642	$137,553	$(75,238)	$62,315

Other intangibles
Amortized
Patents	11,510	(9,413)	2,097	11,510	(9,317)	2,193
Licenses	9,312	(7,949)	1,363	9,312	(7,659)	1,653
Royalty agreement	2,970	(1,244)	1,726	2,970	(1,148)	1,822
Trademarks	2,208	(1,437)	771	2,208	(1,327)	881

Total amortized other intangible assets	26,000	(20,043)	5,957	26,000	(19,451)	6,549

Unamortized
Trademarks	40,800	—	40,800	40,800	—	40,800

Total other intangibles	66,800	(20,043)	46,757	66,800	(19,451)	47,349

Total intangible assets	$204,353	$(97,954)	$106,399	$204,353	$(94,689)	$109,664

The estimated amortization expense for currently-owned intangibles, as presented above, for the years 2009 through 2013 is $12.8 million, $12.0 million, $11.3 million, $9.1 million and $8.5 million, respectively.

9. Litigation Settlements
During the first three months of 2008, we made cash payments of $15.0 million for litigation settlements, primarily due to the arbitration award to the former shareholders of CryoGen, Inc. On March 15, 2006, we received a demand for arbitration by Robert A. Knarr, as shareholder representative, on behalf of the former shareholders of CryoGen, Inc. On December 30, 2002, we acquired CryoGen, Inc. pursuant to the Agreement and Plan of Merger, dated as of December 13, 2002, as amended, among our wholly-owned subsidiary, American Medical Systems, Inc., CryoGen, Inc. and Robert A. Knarr, as shareholders’ representative. The arbitration demand alleged that we breached the merger agreement by, among other things, failing to use commercially reasonable efforts to promote, market and sell the Her Option® System and by acting in bad faith and thereby negatively impacting the former CryoGen shareholders’ right to an earnout payment under the merger agreement. The arbitration demand requested damages of the $110 million maximum earnout payment under the merger agreement. On December 18, 2007, the arbitration panel issued its decision in the arbitration proceeding, and awarded the CryoGen shareholders an earnout payment. We recorded a charge to earnings for the arbitration award in December 2007, and we paid the arbitration award in January 2008.
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
The six-year senior secured Credit Facility consists of (i) term loan debt and (ii) a revolving credit facility of up to $65.0 million which is available to fund ongoing working capital needs, including future capital expenditures and permitted acquisitions. During January 2008, we borrowed $12.0 million under the revolving credit facility to fund the payment of certain litigation settlements (refer to Note 9, Litigation Settlements). We repaid the outstanding balance with operating cash in February 2008. As of April 4, 2009 and January 3, 2009, there were $220.2 million and $228.8 million, respectively, of term loans outstanding under the Credit Facility.
At our option, term loans under the Credit Facility (other than swing line loans) bear interest at a variable rate based on LIBOR or an alternative variable rate based on the greater of the prime rate or the federal funds effective rate plus 0.5 of 1.0 percent (Federal Funds Rate) plus an applicable margin. The applicable margin for term loans based on LIBOR is 2.25 percent per annum, while the applicable margin for term loans based on the prime rate or the Federal Funds Rate is 1.25 percent per annum. As of April 4, 2009, all debt under the Credit Facility had a variable interest rate based on the LIBOR index. The applicable margin for loans under the revolving credit facility is determined by reference to our total leverage ratio, as defined in the Credit Facility. In addition to initial Credit Facility fees and reimbursement of agent expenses, we are obligated to pay commitment fees on the revolving credit facility.
The term loans amortize 1.0 percent of the current principal balance quarterly from December 2006 through September 2011 and the remaining 95 percent will amortize December 2011 through July 2012. In addition, mandatory prepayments are due under the Credit Facility equal to (i) 50 percent of Excess Cash Flow (defined generally as net income, plus depreciation and amortization and other non-cash charges including IPR&D, plus decreases or minus increases in working capital, minus capital expenditures (to the extent not financed) and amortization payments with respect to the term loan, and any other indebtedness permitted under the loan documents), (ii) 100 percent of the net proceeds of any asset sale (subject to a limited reinvestment option and a $2.5 million exception), (iii) 100 percent of the net proceeds of any debt (including convertible securities) or preferred stock issuance, and (iv) 50 percent of the net proceeds of any other equity issuance. Amounts due under the Credit Facility may also be voluntarily prepaid without premium or penalty.
Amortization and other prepayments of $8.6 million and $5.8 million were made during the three months ended April 4, 2009 and March 29, 2008, respectively.
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
Fees of $10.5 million are classified as debt discount and are being accreted to amortization of financing costs using the effective interest method over a six year period. Additional debt issuance costs of approximately $2.4 million are recorded as other long-term assets and are being amortized over six years using the straight-line method. Upon payment of the prepayments described above, a pro rata portion of the related discount and debt issuance costs of $0.2 million and $0.1 million was immediately charged to amortization of financing costs in the three months ending April 4, 2009 and March 29, 2008, respectively.
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
Effective January 4, 2009, we account for our Convertible Notes in accordance with FSP APB 14-1, Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP requires separately accounting for the liability and equity components of our Convertible Notes in a manner that will reflect our nonconvertible debt borrowing rate when interest and amortization cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its carrying amount will be treated as debt discount and amortized using the interest method. This change in accounting for our Convertible Notes has been applied to our prior period financial statements on a retrospective basis, as required by the FSP. For more details on the impact of this change on our financial statements, refer to Note 2, Recently Issued and Adopted Accounting Pronouncements.
In addition, underwriting commissions of approximately $11.2 million and debt issuance costs of approximately $1.4 million were allocated to the liability and equity components in proportion to the allocation of proceeds. Approximately $7.9 million of the underwriting commissions were allocated to the liability component and are treated as additional debt discount. Approximately $1.0 million of the debt issuance costs were allocated to the liability component and recorded as other long-term assets, and these costs are being amortized using the straight line method over seven years (representing the time period until the first put date under the Convertible Notes). Approximately $3.3 million of the underwriting commissions and approximately $0.4 million of the debt issuance costs were allocated to the equity component and are treated as equity issuance costs and are not amortized.
The carrying amount of the equity component of our Convertible Notes was $100.6 million and $105.0 million as of April 4, 2009 and January 3, 2009, respectively. In addition, $37.1 million and $38.7 million of deferred taxes are recorded in additional paid-in capital as of April 4, 2009 and January 3, 2009, respectively, related to the Convertible Notes. As of April 4, 2009, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $312.0 million, $67.8 million and $244.2 million, respectively. The unamortized discount will be amortized over a remaining period of 4.25 years. As of January 3, 2009, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $339.3 million, $77.2 million and $262.1 million, respectively. The effective interest rate on the liability component was 9.5% for each of the three months ended April 4, 2009 and March 29, 2008. During the three months ended April 4, 2009 and March 29, 2008, we recognized $2.7 million and $3.0 million, respectively, of interest expense representing the contractual interest coupon on our Convertible Notes, and $3.4 million and $3.4 million, respectively, of amortization expense related to the discount on the liability component.

In March 2009, we repurchased Convertible Notes with a principal amount of $27.3 million in exchange for a cash payment of $21.1 million. In connection with this transaction, we recorded a gain on extinguishment of debt of $4.6 million in the first quarter of 2009.
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
The following supplemental condensed consolidating financial information presents the statements of operations for each of the three month periods ended April 4, 2009 and March 29, 2008, the balance sheets as of April 4, 2009 and January 3, 2009, and the statements of cash flows for each of the three month periods ended April 4, 2009 and March 29, 2008, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group. These statements have been retrospectively adjusted for the adoption of FSP APB 14-1. (See Note 2, Recently Issued and Adopted Accounting Pronouncements.) In the condensed consolidating financial statements, we and the Guarantor Subsidiaries account for investment in wholly-owned subsidiaries using the equity method.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended April 4, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$111,551	$27,298	$(15,211)	$123,638

Cost of sales	—	23,606	15,035	(15,299)	23,342

Gross profit	—	87,945	12,263	88	100,296

Operating expenses
Marketing and selling	—	33,898	9,450	—	43,348
Research and development	—	12,786	25	—	12,811
General and administrative	—	10,779	—	—	10,779
Amortization of intangibles	—	3,265	—	—	3,265

Total operating expenses	—	60,728	9,475	—	70,203

Operating income	—	27,217	2,788	88	30,093

Other (expense) income
Royalty income	—	933	—	—	933
Interest income	—	132	21	(50)	103
Interest expense	(2,701)	(2,696)	(63)	50	(5,410)
Amortization of financing costs	(3,470)	(511)	—	—	(3,981)
Gain on extinguishment of debt	4,562	—	—	—	4,562
Other income (expense)	—	758	(188)	(18)	552

Total other (expense) income	(1,609)	(1,384)	(230)	(18)	(3,241)

(Loss) income before income taxes	(1,609)	25,833	2,558	70	26,852

Provision for income taxes	(607)	9,463	890	26	9,772
Equity in earnings of subsidiary	18,038	1,668	—	(19,706)	—

Net income	$17,036	$18,038	$1,668	$(19,662)	$17,080

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended March 29, 2008
	(a)				(a)
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$109,792	$27,738	$(17,168)	$120,362

Cost of sales	—	28,696	17,000	(16,706)	28,990

Gross profit	—	81,096	10,738	(462)	91,372

Operating expenses
Marketing and selling	—	33,947	11,134	—	45,081
Research and development	—	11,300	—	—	11,300
General and administrative	—	10,154	1	—	10,155
Amortization of intangibles	—	3,477	870	—	4,347

Total operating expenses	—	58,878	12,005	—	70,883

Operating income	—	22,218	(1,267)	(462)	20,489

Other (expense) income
Royalty income	—	355	—	—	355
Interest income	—	809	12	(626)	195
Interest expense	(3,037)	(5,015)	(631)	626	(8,057)
Amortization of financing costs	(3,514)	(606)	—	—	(4,120)
Other income (expense)	—	1,297	14	34	1,345

Total other (expense) income	(6,551)	(3,160)	(605)	34	(10,282)

(Loss) income before income taxes	(6,551)	19,058	(1,872)	(428)	10,207

Provision for income taxes	(2,433)	7,393	(684)	(156)	4,120
Equity in earnings of subsidiary	10,477	(1,188)	—	(9,289)	—

Net income (loss)	$6,359	$10,477	$(1,188)	$(9,561)	$6,087

(a)	Retroactively adjusted to reflect the adoption of FSP No. APB 14-1, as required by GAAP, for the change in accounting related to the Company’s Convertible Notes. See Note 2.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of April 4, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$5,141	$9,385	$—	$14,526
Short-term investments	8,814	19,001	126	—	27,941
Accounts receivable, net	584,528	51,594	24,788	(571,125)	89,785
Inventories, net	—	35,142	5,374	(3,120)	37,396
Deferred income taxes	—	12,412	480	—	12,892
Other current assets	—	4,181	1,186	—	5,367

Total current assets	593,342	127,471	41,339	(574,245)	187,907

Property, plant and equipment, net		45,473	1,420	—	46,893
Goodwill	—	628,192	85,144	(24,021)	689,315
Developed and core technology, net	—	59,642	—	—	59,642
Other intangibles, net	—	46,757	—	—	46,757
Investment in subsidiaries	151,035	11,430	—	(162,465)	—
Other long-term assets, net	502	1,331	153	—	1,986

Total assets	$744,879	$920,296	$128,056	$(760,731)	$1,032,500

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$34,431	$464,283	$93,380	$(583,317)	$8,777
Accrued compensation expenses	—	14,736	2,790	—	17,526
Accrued warranty expense	—	2,925	(60)	—	2,865
Income taxes payable	(607)	7,019	1,733	—	8,145
Other accrued expenses	2,605	16,883	3,628	—	23,116

Total current liabilities	36,429	505,846	101,471	(583,317)	60,429

Non-current liabilities
Long-term debt	244,243	214,393	—	—	458,636
Intercompany loans payable	—	—	14,949	(14,949)	—
Deferred income taxes	20,599	29,729	205	—	50,533
Long-term income taxes payable	—	15,557	—	—	15,557
Long-term employee benefit obligations	—	3,737	—	—	3,737

Total non-current liabilities	264,842	263,416	15,154	(14,949)	528,463

Total liabilities	301,271	769,261	116,626	(598,266)	588,892

Stockholders’ equity
Common stock	738	—	9	(9)	738
Additional paid-in capital	369,525	3,424	67,368	(70,792)	369,525
Accumulated other comprehensive income	2,340	(951)	3,060	(2,109)	2,340
Retained earnings (deficit)	71,005	148,562	(59,007)	(89,555)	71,005

Total stockholders’ equity	443,608	151,035	11,430	(162,465)	443,608

Total liabilities and stockholders’ equity	$744,879	$920,296	$128,056	$(760,731)	$1,032,500

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of January 3, 2009
	(a)				(a)
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$3,143	$8,499	$—	$11,642
Short-term investments	15,756	15,433	134	—	31,323
Accounts receivable, net	618,891	68,158	24,817	(618,788)	93,078
Inventories, net	—	36,521	5,226	(3,247)	38,500
Deferred income taxes	—	12,412	496	—	12,908
Other current assets	—	5,832	1,026	—	6,858

Total current assets	634,647	141,499	40,198	(622,035)	194,309

Property, plant and equipment, net	—	46,751	1,529	—	48,280
Goodwill	—	628,193	85,925	(24,021)	690,097
Developed and core technology, net	—	62,315	—	—	62,315
Other intangibles, net	—	47,349	—	—	47,349
Investment in subsidiaries	110,868	32,824	—	(143,692)	—
Other long-term assets, net	578	1,418	151	—	2,147

Total assets	$746,093	$960,349	$127,803	$(789,748)	$1,044,497

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,461	$556,362	$70,944	$(630,937)	$7,830
Accrued compensation expenses	—	19,252	3,624	—	22,876
Accrued warranty expense	—	3,300	(13)	—	3,287
Income taxes payable	(980)	6,657	2,105	—	7,782
Other accrued expenses	91	18,504	2,940	—	21,535

Total current liabilities	10,572	604,075	79,600	(630,937)	63,310

Non-current liabilities
Long-term debt	262,094	222,488	—	—	484,582
Intercompany loans payable	—	—	15,119	(15,119)	—
Deferred income taxes	45,945	3,839	260	—	50,044
Long-term income taxes payable	—	15,327	—	—	15,327
Long-term employee benefit obligations	—	3,752	—	—	3,752

Total non-current liabilities	308,039	245,406	15,379	(15,119)	553,705

Total liabilities	318,611	849,481	94,979	(646,056)	617,015

Stockholders’ equity
Common stock	737	—	9	(9)	737
Additional paid-in capital	369,594	3,424	67,368	(70,792)	369,594
Accumulated other comprehensive income	3,226	(1,334)	4,367	(3,033)	3,226
Retained earnings (deficit)	53,925	108,778	(38,920)	(69,858)	53,925

Total stockholders’ equity	427,482	110,868	32,824	(143,692)	427,482

Total liabilities and stockholders’ equity	$746,093	$960,349	$127,803	$(789,748)	$1,044,497

(a)	Retroactively adjusted to reflect the adoption of FSP No. APB 14-1, as required by GAAP, for the change in accounting related to the Company’s Convertible Notes. See Note 2.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Three Months Ended April 4, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash provided by operating activities	$20,207	$7,547	$454	$—	$28,208

Cash flows from investing activities
Purchase of property, plant and equipment	—	(1,020)	(88)	—	(1,108)
Purchase of short-term investments	—	(18,124)	—	—	(18,124)
Sale of short-term investments	—	21,500	—	—	21,500
Net payments from settlement of derivative contracts	—	680	—	—	680

Net cash provided by (used in) investing activities	—	3,036	(88)	—	2,948

Cash flows from financing activities
Issuance of common stock	918	—	—	—	918
Payments on senior secured credit facility	—	(8,585)	—	—	(8,585)
Repurchase of convertible senior subordinated notes	(21,125)	—	—	—	(21,125)

Net cash used in financing activities	(20,207)	(8,585)	—	—	(28,792)

Effect of exchange rates on cash	—	—	520	—	520

Net increase in cash and cash equivalents	—	1,998	886	—	2,884

Cash and cash equivalents at beginning of period	—	3,143	8,499	—	11,642

Cash and cash equivalents at end of period	$—	$5,141	$9,385	$—	$14,526

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Three Months Ended March 29, 2008
	(a)				(a)
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(3,280)	$5,933	$4,755	$—	$7,408

Cash flows from investing activities
Purchase of property, plant and equipment	—	(1,080)	(42)	—	(1,122)
Disposal of business	—	1,610	—	—	1,610
Purchase of other intangibles	—	(1,052)	—	—	(1,052)
Purchase of short-term investments		(28)	—		(28)
Sale of short-term investments	—	34	—	—	34

Net cash used in investing activities	—	(516)	(42)	—	(558)

Cash flows from financing activities
Intercompany notes	—	7,854	(7,854)	—	—
Issuance of common stock	2,425	—	—	—	2,425
Excess tax benefit from exercise of stock options	855	—	—	—	855
Payments on long-term debt	—	(5,793)	—	—	(5,793)
Proceeds from short-term borrowings	—	12,000	—	—	12,000
Repayments of short-term borrowings	—	(12,000)	—	—	(12,000)

Net cash provided by (used in) financing activities	3,280	2,061	(7,854)	—	(2,513)

Effect of exchange rates on cash	—	—	(1,222)	—	(1,222)

Net increase (decrease) in cash and cash equivalents	—	7,478	(4,363)	—	3,115

Cash and cash equivalents at beginning of period	32	21,671	12,341	—	34,044

Cash and cash equivalents at end of period	$32	$29,149	$7,978	$—	$37,159

(a)	Retroactively adjusted to reflect the adoption of FSP No. APB 14-1, as required by GAAP, for the change in accounting related to the Company’s Convertible Notes. See Note 2.

11. Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes our financial assets measured at fair value on a recurring basis as of April 4, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
Description	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Money market funds	$27,440	$—	$—
Available-for-sale securities	267	—	—
Other short-term investments	108	126	—

Total	$27,815	$126	$—

Liabilities
Derivatives	$—	$2,764	$—

Money market funds: Our money market funds are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy because the money market funds are valued using quoted market prices in active markets.
Available-for-sale securities: As of April 4, 2009, our available-for-sale securities included unregistered common stock of Iridex. These are valued using quoted market prices multiplied by the number of shares owned.
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

Derivatives: The total fair value of various interest rate swap contracts as of April 4, 2009 is a liability of $2.0 million, reported in other accrued expenses. The fair value of various foreign exchange forward contracts as of April 4, 2009 is a liability of $0.7 million, reported in other accrued expenses. We measure our derivatives at fair value on a recurring basis using significant observable inputs, which is a Level 2 as defined in the SFAS No. 157 fair value hierarchy. Refer to Note 12, Derivative Instruments and Hedging Activities, for more information regarding our derivatives.
12. Derivative Instruments and Hedging Activities
We are exposed to certain risks relating to our ongoing business operations. We use derivatives to mitigate our exposure to volatility in interest and foreign currency exchange rates. Interest rate swaps are used to manage interest rate risk associated with our floating rate debt. Foreign exchange forward contracts are used to manage the currency risk associated with forecasted sales to and receivables from certain subsidiaries, denominated in their local currencies. We hedge only exposures in the ordinary course of business.
We account for our derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended, which requires all derivatives to be carried on the balance sheet at fair value and meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a Consolidated Statement of Operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense and translation gain or loss. Derivatives held by us are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in cost for the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statement of Operations at such time, with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined from dealer quotations.
The interest rate swap contracts outstanding at April 4, 2009 are designated cash flow hedges of the floating rate interest payments for a portion of our borrowings under the Credit Facility. The portion of borrowings subject to these swap contracts declines over time, ranging from $155.0 million to $30.0 million. These contracts have remaining terms between one and fifteen months. In addition, we have foreign currency exchange forward contract derivatives outstanding at April 4, 2009 which are designated as cash flow hedges of currency fluctuations for a portion of our forecasted sales to certain subsidiaries, denominated in Euros, British pounds, Canadian dollars and Australian dollars. These contracts have remaining terms between one and twenty months. The notional amount of the foreign exchange forward contracts designated as cash flow hedges was $44.0 million and $33.5 million at April 4, 2009 and January 3, 2009, respectively. We have also entered into foreign exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on certain inter-company receivables denominated in Euros, British pounds, Canadian dollars and Australian dollars. These contracts are not designated as an accounting hedge, and the notional amount of these contracts at April 4, 2009 and January 3, 2009 was $10.2 million and $13.5 million, respectively. The associated underlying transactions are expected to occur within those time frames.
The effective portion of the change in fair value of the interest rate swaps and foreign currency exchange contracts is reported in accumulated other comprehensive income, a component of stockholder’s equity, and is being recognized as an adjustment to interest expense or other income (expense), respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivatives. Gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings. No ineffectiveness was recognized during 2009. Amounts due from counterparties (unrealized hedge gains) or owed to counterparties (unrealized hedge losses) are included in accounts receivable, net or other accrued expenses, respectively. Cash receipts or payments related to our derivatives are generally classified in the Consolidated Statements of Cash Flow as cash flows from operating activities, consistent with the related items being hedged, unless the derivative is not designated as a hedge or if hedge accounting is discontinued, in which case the receipts or payments are classified as cash flows from investing activities.

Information on the location and amounts of derivative fair values in the consolidated balance sheets is presented in the table below.
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	April 4, 2009		January 3, 2009		April 4, 2009		January 3, 2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate swap contracts	Other current assets	$—	Other current assets	$—	Other accrued expenses	$2,035	Other accrued expenses	$2,663
Foreign exchange forward contracts	Other current assets	—	Other current assets	659	Other accrued expenses	554	Other accrued expenses	1,729

Total derivatives designated as hedging instruments under SFAS 133		$—		$659		$2,589		$4,392

Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange forward contracts	Other current assets	$—	Other current assets	$223	Other accrued expenses	$175	Other accrued expenses	$—

Total derivatives not designated as hedging instruments under SFAS 133		$—		$223		$175		$—

Total derivatives		$—		$882		$2,764		$4,392

At April 4, 2009, approximately $2.0 million of the existing loss on the interest rate swap contracts designated as a cash flow hedge, and approximately $0.3 million of the existing loss on the foreign exchange forward contracts designated as a cash flow hedge, both of which are included in accumulated other comprehensive income, are expected to be reclassified into earnings within the next twelve months.
We are exposed to credit losses in the event of non-performance by counterparties on these financial instruments, and although no assurances can be given, we do not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date. To manage credit risks, we enter into derivative instruments with high quality financial institutions, which we monitor regularly and take action where possible to mitigate risk.

Information on the location and amounts of derivative gains and losses recorded in other comprehensive income (OCI) and recorded in the consolidated statements of operations is presented in the table below.
The Effect of Derivative Instruments on the Consolidated Statement of Operations
for the Three Months Ended April 4, 2009
(in thousands)

				Location of	Gain or (Loss)
				Gain or (Loss)	Recognized in
				Recognized in	Income on
				Income on	Derivative
	Amount of Gain	Location of	Amount of Gain or	Derivative	(Ineffective
Derivatives in	or (Loss) Recognized	Gain or (Loss)	(Loss) Reclassified	(Ineffective	Portion and
SFAS 133	in OCI on	Reclassified from	from Accumulated	Portion and	Amount Excluded
Cash Flow	Derivative	Accumulated OCI	OCI into Income	Amount Excluded	from Effectiveness
Hedging	(Effective Portion)	into Income	(Effective Portion)	from Effectiveness	Testing)
Relationships	April 4, 2009	(Effective Portion)	April 4, 2009	Testing)	April 4, 2009
Interest rate swap contracts	$628	Interest expense	$(1,033)	Other income	$—

Foreign exchange contracts	124	Other income	717	Other income	—

Total	$752		$(316)		$—

Derivatives not	Location of
Designated	Gain or (Loss)	Amount of Gain or
as Hedging	Recognized	(Loss) Recognized in
Instruments	in Income on	Income on Derivative
under SFAS 133	Derivative	April 4, 2009
Foreign exchange contracts	Other income	$353

Total		$353

13. Industry Segment Information and Foreign Operations
Since our inception, we have operated in the single industry segment of developing, manufacturing, selling and marketing medical devices.
We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia and South America, who then sell the products to medical institutions. No customer or distributor accounted for five percent or more of net sales during the three month periods ended April 4, 2009 or March 29, 2008. Foreign subsidiary sales are predominantly to customers in Western Europe, Canada, Australia and Brazil and our foreign subsidiary assets are located in the same countries.
The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

	Three Months Ended
(in thousands)	April 4, 2009	March 29, 2008
United States
Net sales	$89,670	$84,393
Long-lived assets	828,389	866,600

International
Net sales	33,968	35,969
Long-lived assets	16,204	19,304

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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues, and expenses and (2) the related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates, including but not limited to, those related to accounts receivable and sales return obligations, inventories, long-lived assets, warranty, legal contingencies, valuation of share-based payments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The critical accounting policies that are most important in fully understanding and evaluating the financial condition and results of operations are discussed in our Form 10-K for the year ended January 3, 2009.
Overview
We are the world leader in developing and delivering innovative solutions to physicians treating men’s and women’s pelvic health conditions, thereby recognized as the technology leader in the markets we serve. We have built a business that consistently delivers growth, fueled by a robust pipeline of innovative products for significant, under-penetrated markets. We have consistently diversified our product portfolio, building on our traditional base of products for men’s incontinence and erectile restoration, to include products and therapies targeted at benign prostatic hyperplasia (BPH) in men, as well as urinary incontinence, pelvic organ prolapse and menorrhagia in women. We estimate there are as many as 1.8 billion incidences of these conditions in the global markets we serve, with many people suffering from multiple conditions. Treatment options for these conditions vary considerably depending on the severity of the condition. Approximately 450 million of these men and women have conditions sufficiently severe so as to profoundly diminish their quality of life and significantly impact their relationships. Our addressable market is contained within this group of patients. Our product development and acquisition strategies have focused on expanding our product offering for surgical solutions, including less-invasive solutions for surgeons and their patients. Our primary physician customers include urologists, gynecologists, urogynecologists and colorectal surgeons.
Our net sales grew from $120.4 million in the first quarter of 2008 to $123.6 million in the first quarter of 2009. In the first quarter of 2009, men’s health contributed $59.5 million, or 48 percent of total net sales, BPH therapy contributed $25.4 million, or 21 percent of total net sales, and women’s health contributed $38.7 million, or 31 percent of total net sales.
We continue to see benefits from a number of company-wide initiatives we implemented in 2008 to reduce working capital, manage expenses and drive operating leverage throughout our business. As a result, we generated net income of $17.1 million in the first quarter of 2009, compared to $6.1 million in the first quarter of 2008, and cash provided by operating activities of $28.2 million in the first quarter of 2009, compared to $7.4 million in the first quarter of 2008. We also retired $35.9 million of debt in the first quarter of 2009.
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

Results of Operations
The following table compares net sales by product line and geography for the three month periods ended April 4, 2009 and March 29, 2008.

	Three Months Ended
(in thousands)	April 4, 2009	March 29, 2008	$ Increase	% Increase
Net Sales
Product Line
Men’s health	$59,459	$52,675	$6,784	12.9%
BPH therapy	25,453	30,933	(5,480)	-17.7%
Women’s health	38,726	36,754	1,972	5.4%

Total	$123,638	$120,362	$3,276	2.7%

Geography
United States	$89,670	$84,393	$5,277	6.3%
International	33,968	35,969	(2,001)	-5.6%

Total	$123,638	$120,362	$3,276	2.7%

	Three Months Ended
Percent of net sales	April 4, 2009	March 29, 2008

Men’s health	48.1%	43.8%
BPH therapy	20.6%	25.7%
Women’s health	31.3%	30.5%

Total	100.0%	100.0%

Geography
United States	72.5%	70.1%
International	27.5%	29.9%

Total	100.0%	100.0%

The following table compares revenue, expense, and other income (expense) for the three months ended April 4, 2009 and March 29, 2008:

	Three Months Ended		$ Increase	% Increase
(in thousands)	April 4, 2009	March 29, 2008	(Decrease)	(Decrease)
Net sales	$123,638	$120,362	$3,276	2.7%
Cost of sales	23,342	28,990	(5,648)	-19.5%

Gross profit	100,296	91,372	8,924	9.8%

Operating expenses
Marketing and selling	43,348	45,081	(1,733)	-3.8%
Research and development	12,811	11,300	1,511	13.4%
General and administrative	10,779	10,155	624	6.1%
Amortization of intangibles	3,265	4,347	(1,082)	-24.9%

Total operating expenses	70,203	70,883	(680)	-1.0%

Operating income	30,093	20,489	9,604	46.9%

Royalty income	933	355	578	162.8%
Interest income	103	195	(92)	-47.2%
Interest expense	(5,410)	(8,057)	(2,647)	-32.9%
Amortization of financing costs	(3,981)	(4,120)	(139)	-3.4%
Gain on extinguishment of debt	4,562	—	(4,562)	n/a
Other income	552	1,345	(793)	-59.0%

Income before taxes	26,852	10,207	16,645	163.1%

Provision for income taxes	9,772	4,120	5,652	137.2%

Net income	$17,080	$6,087	$10,993	180.6%

	Percent of Sales
	For the Three Months Ended
	April 4, 2009	March 29, 2008
Net sales	100.0%	100.0%
Cost of sales	18.9%	24.1%

Gross profit	81.1%	75.9%

Operating expenses
Marketing and selling	35.1%	37.5%
Research and development	10.4%	9.4%
General and administrative	8.7%	8.4%
Amortization of intangibles	2.6%	3.6%

Total operating expenses	56.8%	58.9%

Operating income	24.3%	17.0%

Royalty income	0.8%	0.3%
Interest income	0.1%	0.2%
Interest expense	-4.4%	-6.7%
Amortization of financing costs	-3.2%	-3.4%
Gain on extinguishment of debt	3.7%	0.0%
Other income	0.4%	1.1%

Income before taxes	21.7%	8.5%

Provision for income taxes	7.9%	3.4%

Net income	13.8%	5.1%

Comparison of the Three Months Ended April 4, 2009 to the Three Months Ended March 29, 2008
Net sales. Net sales of $123.6 million in the first quarter of 2009 represented an increase of 2.7 percent compared to $120.4 million in the first quarter of 2008. The strengthening of the U.S. dollar in first quarter of 2009, as compared to the first quarter of 2008, reduced revenue approximately $4.5 million. Growth in our business continues to be driven by the success of innovative products, particularly the AdVance® male sling for treating mild male incontinence, the MiniArc® Single-Incision Sling for treating female incontinence, and the InhibiZone®-coated AMS 800® Artificial Urinary Sphincter. We believe the current worldwide economic crisis has resulted and may continue to result in some reductions in the procedures using our products. Although a majority of our products are subject to reimbursement from third party government and non-government entities, some procedures that use our products can be deferred by patients. In light of the current economic conditions, patients may not have employer-provided healthcare, be as willing to take time off from work or spend their money on deductibles and co-payments often required in connection with the procedures that use our products. While we believe current economic conditions may have contributed to a softening in our recent revenue growth rates, the specific impact is difficult to measure. Furthermore, we cannot predict how these economic conditions will impact our future sales.
Men’s health products. Net sales of men’s health products increased 12.9 percent to $59.5 million in the first quarter of 2009 compared to $52.7 million in the first quarter of 2008. This includes the negative impact of foreign currency exchange rates of approximately $2.1 million. The largest portion of this increase is in the male continence product line, driven by the continued success of the AdVance® male sling and the AMS 800® with InhibiZone®. Growth in sales of our erectile restoration products is consistent with market growth rates.
BPH therapy products. Net sales from BPH therapy products declined 17.7 percent to $25.5 million in the first quarter of 2009 compared to $30.9 million in the same period in 2008, as this area of our business is more directly impacted by the recent economic pressures on hospital capital purchases. This was compounded in certain foreign distributor markets due to unfavorable foreign currency exchange rates, especially distributors that purchase from us in U.S. dollars but sell in local currencies. In addition, BPH therapy revenue was negatively impacted due to foreign currency exchange rates by approximately $1.2 million. We also experienced a decline in sales of our Thermatrx® product due to a shift away from microwave therapies for in-office procedures and lower in-office reimbursement rates for this therapy.
Women’s health products. Net sales of our women’s health products increased 5.4 percent to $38.7 million in the first quarter of 2009 compared to $36.8 million in the first quarter of 2008. This includes the negative impact of foreign currency exchange rates of approximately $1.2 million. The female continence product line, driven by the MiniArc® sling, contributed strong growth in dollars and units over the same period in 2008. We also experienced strong growth from the new Elevate posterior transvaginal prolapse repair system. Our Her Option® products experienced a decline in revenues and units compared to the first quarter of 2008. Revenue growth in this area has been impacted as the industry continues to experience lower than expected adoption rates for office-based procedures, coupled with our strategy of growing higher margin procedure volume versus console sales.
Net sales by geography and foreign exchange effects. Net sales in the United States increased 6.3 percent to $89.7 million in the first quarter of 2009 compared to $84.4 million in the first quarter of 2008. This growth was led by our male and female continence product lines. International net sales decreased 5.6 percent to $34.0 million in the first quarter of 2009 compared to $36.0 million in the first quarter of 2008, largely as a result of the negative impact of approximately $4.5 million in foreign currency exchange rate changes, with the strengthening of the U.S. dollar. This was offset by growth of $2.5 million, which was led by our male continence product line. International sales represented 27.5 percent and 29.9 percent of our total net sales in the first quarter of 2009 and the first quarter of 2008, respectively.
Gross profit. Gross profit improved to 81.1 percent of sales in the first quarter of 2009, from 75.9 percent in the first quarter of 2008. Margins increased in the current quarter due to cost reductions achieved through operational efficiencies and improved reliability on our laser therapy products, which resulted in lower warranty and service costs. We also realized higher margins through pricing gains and changes in the mix of products sold, particularly with lower capital sales than in the same period the previous year. Future gross profit will continue to depend upon product mix, production levels, labor costs, raw material costs and our ability to manage overhead costs.
Marketing and selling. Marketing and selling expenses as a percentage of revenue decreased to 35.1 percent in the first quarter of 2009 compared to 37.5 percent in the same period in the prior year. This decrease is primarily due to the timing of marketing expenses and the effects of the fluctuation in foreign currencies against the U.S. dollar.
Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. Research and development expenses as a percentage of revenue increased to 10.4 percent in the first quarter of 2009 compared to 9.4 percent in the same period of 2008. These ratios are in line with our long-term goal for spending on research and development of approximately ten percent of sales.

General and administrative. General and administrative expenses as a percentage of sales remained relatively flat in the first quarter of 2009 compared to the same period of 2008. Our objective remains to leverage general and administrative expense as a percentage of sales.
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The first quarter of 2009 reflects decreased amortization expense over the same period of 2008 primarily due to the $17.1 million charge recognized in the fourth quarter of 2008 for the acceleration of amortization to adjust the carrying value of certain intangible assets related to the Thermatrx and GreenLight PV technology to their fair values, which results in lower on-going amortization expense.
Royalty income. Our royalty income is from licensing our intellectual property. We do not directly influence sales of the products on which these royalties are based and cannot give any assurance as to future income levels. Royalty income in the first quarter of 2009 increased approximately $0.6 million compared to the same period last year due to increased sales related to certain of our licensed technologies.
Interest income. Interest income of $0.1 million and $0.2 million in the first quarter of 2009 and in the first quarter of 2008, respectively, was relatively consistent and insignificant, as we used the majority of our excess cash in both periods to pay down debt.
Interest expense. Interest expense decreased by $2.6 million in the first quarter of 2009 from the comparable period in 2008 due to decreases in our effective interest rate and the impact of prepayments made over the past year. Interest expense includes interest incurred on our Convertible Notes, which carry a fixed interest rate of 3.25 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent. Our weighted average interest rate on the credit facility was 4.6 percent and 4.9 percent for the three months ended April 4, 2009 and March 29, 2008, respectively. Average borrowings during the first quarter of 2009 on the Credit Facility were $228.8 million, compared to $316.1 million in the first quarter of 2008. Average borrowings on our Convertible Notes were $332.1 million and $373.8 million for the three months ended April 4, 2009 and March 29, 2008, respectively. We have entered into interest rate swaps, which were designated as cash flow hedging instruments and which have remaining terms of one to fifteen months as of April 4, 2009. The notional amount of the hedges at April 4, 2009 represents a significant portion of our floating rate debt. The notional amount of the swap contracts amortizes over their terms, and the amount of floating rate debt hedged in the future will depend on prepayments and additional contracts.
Effective beginning in the first quarter of 2009, we adopted FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP changes the balance sheet classification of a component of our Convertible Notes between equity and debt, and results in additional non-cash economic interest cost being reflected in the statement of operations. This change in accounting has been applied to our prior period financial statements on a retrospective basis, as described in our financial statements in Note 2, Recently Issued and Adopted Accounting Pronouncements.
Amortization of financing costs. Amortization of financing costs in the first quarter of 2009 and in the first quarter of 2008 was $4.0 million and $4.1 million, respectively, and was comprised of the incremental non-cash interest cost of our Convertible Notes under FSP APB 14-1 and amortization of the costs associated with the issuance of the Credit Facility and Convertible Notes. The lower amortization in the first quarter of 2009 was due to a lower outstanding balance on both the Credit Facility and Convertible Notes, which reduces amortization of financing costs using the effective interest method.
Other income. Other income decreased by $0.8 million in the first quarter of 2009 compared to the same period in 2008. The primary cause of the change in other income relates to the impact of fluctuations in foreign currencies, mainly the Euro, against the U.S. dollar on foreign denominated inter-company receivables and payables.
Provision for income taxes. Our effective income tax rate was 36.4 percent and 40.4 percent for the first quarter of 2009 and first quarter of 2008, respectively. The decrease in the current quarter effective tax rate is primarily due to the reinstatement of the federal research and development tax credit during the fourth quarter of 2008, a decrease in non-tax deductible stock compensation expense and an increase in our domestic manufacturing deduction.
Liquidity and Capital Resources
Cash and cash equivalents were $14.5 million as of April 4, 2009, compared to $11.6 million as of January 3, 2009. In addition, short-term investments were $27.9 million as of April 4, 2009, compared to $31.3 million as of January 3, 2009. Short-term investments consist mostly of highly liquid money market funds that have not experienced any negative impact on liquidity or a decline in principal value. Overall, cash, cash equivalents and short-term investments remained relatively consistent, decreasing only $0.5 million in the first quarter of 2009.

Cash flows from operating activities. Net cash provided by operating activities was $28.2 million in the first quarter of 2009, versus $7.4 million provided during the comparable period of 2008, which is an increase of $20.8 million. This increase is partially driven by an increase in net income, adjusted for reclassifications and non-cash items, of $3.5 million, in the first quarter of 2009, compared to the same period last year. In addition, cash used for accounts payable and accrued expenses was $20.8 million lower this period versus the same period last year, the most significant change being the cash payment of $15.0 million in the three month period ended March 29, 2008, for settlement of litigation of the CryoGen arbitration award (see financial statements, Note 9, Litigation Settlements).
Cash flows from investing activities. Cash provided by investing activities was $2.9 million during the first quarter of 2009, versus $0.6 million used in the comparable period of 2008. During the first quarter of 2009, we made purchases of short-term money market investments and property, plant and equipment of $18.1 million and $1.1 million, respectively. These outflows of cash were offset by our sale of short-term investments of $21.5 million and gains of $0.7 million related to the settlement of certain derivative contracts. During the first quarter of 2008, we received $1.6 million of payments related to our disposal of the Laserscope business, offset by purchases of intangibles and property, plant and equipment.
Cash flows from financing activities. Cash used for financing activities was $28.8 million during the first quarter of 2009, versus $2.5 million used in the same period of 2008. Cash used for repayment of long-term debt under our Credit Facility was $8.6 million and $5.8 million for the first quarter of 2009 and 2008, respectively. In addition, we repurchased Convertible notes with a principal amount of $27.3 million for a cash payment of $21.1 million during the first quarter of 2009. Thus, the total debt retired in the first quarter of 2009 was $35.9 million. Cash received from the issuance of common stock was $0.9 million and $2.4 million during the first quarter of 2009 and 2008, respectively, the majority of which came from our employees exercising stock options.
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
The following table illustrates the number of shares issued upon full conversion of the Convertible Notes assuming various market prices for our stock:

If the market price of our	The number of shares issued upon
our stock is:	full conversion would be (1):
$25.00	3.6 million
$30.00	5.7 million
$35.00	7.2 million

(1)	The formula to calculate the shares issued upon full conversion of our Convertible Notes is as follows:

($312.0 million principal	x	Market price of stock at time of	–	$312.0 million	)	=	Shares issued
$19.406 conversion price		conversion		principal			upon full

Market price of stock at time of conversion							conversion
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
The following table illustrates the number of common share equivalents that would potentially be included in weighted average common shares for the calculation of diluted EPS, assuming various market prices of our stock:

	The number of common share equivalents
If the average market	potentially included in the computation of	Percent
price of our stock is:	diluted EPS would be (1):	Dilution (2)
$19.00	– (anti-dilutive )	0.0%
$25.00	3.6 million	4.6%
$30.00	5.7 million	7.1%
$35.00	7.2 million	8.8%

(1)	Common share equivalents are calculated using the treasury stock method, in accordance with EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.”

(2)	The percent dilution is based on 73,808,389 outstanding shares as of April 4, 2009.
For the first quarter of 2009 and first quarter of 2008, our Convertible Notes were excluded from the diluted net income per share calculation because the conversion price was greater than the average market price of our stock.
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
The six-year senior secured Credit Facility consists of (i) term loan debt and (ii) a revolving credit facility of up to $65.0 million which is available to fund ongoing working capital needs, including future capital expenditures and permitted acquisitions. During January 2008, we borrowed $12.0 million under the revolving credit facility to fund the payment of certain litigation settlements (refer to our financial statements, Note 9, Litigation Settlements). We repaid the outstanding balance with operating cash in February 2008.
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

The financial covenants specified in the Credit Facility, as amended, are summarized as follows:

	For The Fiscal	Amended
Financial	Periods Ending	Required
Covenants	Closest to	Ratio

Total Leverage Ratio	3/31/09	4.25:1.00 (maximum)
	6/30/09	4.00:1.00
	9/30/09	3.75:1.00
	12/31/09	3.50:1.00
	Reductions continuing until 6/30/10	3.00:1.00

Senior Leverage Ratio	3/31/09	2.00:1.00 (maximum)
	Thereafter	2.00:1.00

Interest Coverage Ratio	3/31/09	3.75:1.00 (minimum)
	6/30/09	3.75:1.00
	9/30/09	4.00:1.00
	Thereafter	4.00:1.00

Fixed Charge Coverage Ratio	3/31/09	1.50:1.00 (minimum)
	Thereafter	1.50:1.00

Maximum Capital Expenditures	12/31/09	$17.5 million
	12/31/10	$20.0 million
As of April 4, 2009, we were in compliance with all financial covenants as defined in our Credit Facility which are summarized as follows:

Financial Covenant	Required Covenant	Actual Result

Total Leverage Ratio (1)	4.25:1.00 (maximum)	3.32
Senior Leverage Ratio (2)	2.00:1.00 (maximum)	1.37
Interest Coverage Ratio (3)	3.75:1.00 (minimum)	6.48
Fixed Charge Coverage Ratio (4)	1.50:1.00 (minimum)	2.63
Maximum Capital Expenditures (5)	$17.5 million	$1.11

(1)	Total outstanding debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(2)	Total outstanding senior secured debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(3)	Ratio of Consolidated EBITDA for the trailing four quarters to cash interest expense for such period.

(4)	Ratio of Consolidated EBITDA for the trailing four quarters to fixed charges (cash interest expense, scheduled principal payments on debt, capital expenditures, income taxes paid, earn-out and milestone payments) for such period.

(5)	Limit of capital expenditures for the full year.
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
Our borrowing arrangements are further described in our financial statements, Note 9, Debt.
Cash commitments.
On April 26, 2006, we acquired certain issued patents and other assets from BioControl Medical, Ltd. (BioControl), an Israeli company focused on developing medical devices for the application of electrical stimulation technology. We acquired an exclusive license for the use of the patents and technologies in urology, gynecology and other pelvic health applications. In addition, as part of this acquisition, we purchased Cytrix Israel, Ltd. (Cytrix), an Israeli company with no operations, other than the employment of a specific workforce to support the related licensed technology. The purchase price is comprised of an initial payment of $25.0 million, milestone payments for relevant accomplishments through and including FDA approval of the product of up to $25.0 million, and royalties over the first ten years of the related license agreement. In the fourth quarter of 2007, we made a milestone payment of $7.5 million. In August 2008, we and BioControl amended the asset purchase and license agreements. Under these amendments, we agreed that the conditions for achieving the first milestone have been satisfied, and in the third quarter of 2008 we paid an additional $7.5 million for this milestone. In addition, BioControl agreed to eliminate our obligations to use commercially reasonable efforts to complete the remaining third milestone, and they released and waived all claims relating to such obligations. We remain liable to make the third milestone payment of $10.0 million if and when the payment conditions are satisfied, and we agreed to make certain other payments in the event that we transfer the BioControl technology to another party prior to achieving the third milestone. The royalty period was also extended for an additional three years.
We believe that funds generated from operations, together with our balances in cash and cash equivalents, as well as short-term investments and our revolving Credit Facility, will be sufficient to finance current operations, planned capital expenditures, servicing of existing debt and any contingent payments that become due related to the acquisition described.
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
For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended January 3, 2009 under the heading “Part I — Item 1A. Risk Factors” and “Part II — Item 1A. Risk Factors” contained in our subsequent quarterly reports on Form 10-Q.
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
Interest Rates
We have interest rate risk as a result of the floating LIBOR index that is used to determine the interest rates on our Credit Facility. Accordingly, we have entered into various fixed interest rate swap contracts. As of April 4, 2009, the notional amount of the outstanding swap contracts, which mature over the next fifteen months, represented a significant majority of our floating rate debt. Based on a sensitivity analysis, as of April 4, 2009, an instantaneous and sustained 100-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a decrease in income before income taxes of approximately $0.9 million over the next 12 months. The estimated impact to income takes into account the mitigating effect of the interest rate swap agreements. The fair market value of the outstanding swap contracts is a derivative liability of $2.0 million at April 4, 2009. The notional amount of the contracts amortizes over their terms, and the amount of floating rate debt hedged in the future will depend on prepayments and additional contracts.
Currency
Our operations outside of the United States are maintained in their local currency, with the significant currencies consisting of Euros, British pounds, Canadian dollars and Australian dollars. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions and short-term inter-company receivables from foreign subsidiaries are included in other (expense) income.
During the three month period ended April 4, 2009, revenues from sales to customers outside the United States were 27.5 percent of total consolidated revenues. International accounts receivable was 40.2 percent, inventory was 6.0 percent, cash and short term investments were 22.4 percent, and accounts payable was 20.7 percent of total consolidated accounts for each of these items as of April 4, 2009. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $0.3 million in the first quarter of 2009.
We have entered into various foreign exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on our forecasted sales to and receivables from certain subsidiaries. At April 4, 2009, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $29.2 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $2.9 million. Actual amounts may differ.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 4, 2009.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during our first quarter ended April 4, 2009.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Item
No.	Item	Method of Filing
10.1	2005 Stock Incentive Plan (As Amended and Restated)	Filed with this Quarterly Report on Form 10-Q.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC

May 13, 2009	By	/s/ Anthony P. Bihl, III

Date		Anthony P. Bihl, III
President and Chief Executive Officer
(Principal Executive Officer)

May 13, 2009	By	/s/ Mark A. Heggestad

Date		Mark A. Heggestad
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Fiscal Quarter Ended April 4, 2009

Item
No.	Item	Method of Filing
10.1	2005 Stock Incentive Plan (As Amended and Restated)	Filed with this Quarterly Report on Form 10-Q.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.