Form 10-Q
period 2009-07-04
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2009-08-11
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009
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
☐ Yes     ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
     As of August 3, 2009 there were 74,287,009 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
		(a)		(a)
Net sales	$126,388	$129,797	$250,026	$250,159
Cost of sales	21,608	29,185	44,950	58,175

Gross profit	104,780	100,612	205,076	191,984

Operating expenses
Marketing and selling	42,853	46,301	86,201	91,382
Research and development	13,166	11,366	25,977	22,666
General and administrative	11,660	10,552	22,439	20,707
Amortization of intangibles	3,401	4,300	6,666	8,647

Total operating expenses	71,080	72,519	141,283	143,402

Operating income	33,700	28,093	63,793	48,582

Other (expense) income
Royalty income	874	2,476	1,807	2,831
Interest income	43	157	146	352
Interest expense	(4,966)	(6,819)	(10,376)	(14,876)
Amortization of financing costs	(3,974)	(4,921)	(7,955)	(9,041)
Gain on extinguishment of debt	—	—	4,562	—
Other income	724	585	1,276	1,930

Total other (expense) income	(7,299)	(8,522)	(10,540)	(18,804)

Income before income taxes	26,401	19,571	53,253	29,778

Provision for income taxes	9,536	7,753	19,308	11,873

Net income	$16,865	$11,818	$33,945	$17,905

Net income per share
Basic net earnings	$0.23	$0.16	$0.46	$0.25
Diluted net earnings	$0.23	$0.16	$0.46	$0.24

Weighted average common shares used in calculation
Basic	73,919	72,814	73,778	72,645
Diluted	74,502	73,928	74,258	73,718

(a)	Retroactively adjusted to reflect the adoption of FSP No. APB 14-1, as required by GAAP, for the change in accounting related to the Company’s Convertible Notes. See Note 2.
The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	July 4, 2009	January 3, 2009
	(Unaudited)	(a)

Assets
Current assets
Cash and cash equivalents	$29,619	$11,642
Short-term investments	19,712	31,323
Accounts receivable, net	91,312	93,078
Inventories, net	34,458	38,500
Deferred income taxes	13,146	12,908
Other current assets	4,748	6,858

Total current assets	192,995	194,309

Property, plant and equipment, net	45,940	48,280
Goodwill	690,527	690,097
Developed and core technology, net	56,969	62,315
Other intangibles, net	51,448	47,349
Other long-term assets, net	1,838	2,147

Total assets	$1,039,717	$1,044,497

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,755	$7,830
Income taxes payable	4,247	7,782
Accrued compensation expenses	21,755	22,876
Accrued warranty expense	2,469	3,287
Other accrued expenses	23,585	21,535

Total current liabilities	59,811	63,310

Long-term debt	442,122	484,582
Deferred income taxes	50,517	50,044
Long-term income taxes payable	15,789	15,327
Long-term employee benefit obligations	3,737	3,752

Total liabilities	571,976	617,015

Stockholders’ equity
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding: 74,160,172 shares at July 4, 2009 and 73,668,415 shares at January 3, 2009	742	737
Additional paid-in capital	375,205	369,594
Accumulated other comprehensive income	3,924	3,226
Retained earnings	87,870	53,925

Total stockholders’ equity	467,741	427,482

Total liabilities and stockholders’ equity	$1,039,717	$1,044,497

(a)	Retroactively adjusted to reflect the adoption of FSP No. APB 14-1, as required by GAAP, for the change in accounting related to the Company’s Convertible Notes. See Note 2.
The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)

	Six Months Ended
	July 4, 2009	June 28, 2008
		(a)
Cash flows from operating activities
Net income	$33,945	$17,905

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,867	4,764
Amortization of intangibles	6,666	8,647
Amortization of financing costs	7,955	9,041
Non-cash impairment of available-for-sale securities	—	843
Excess tax benefit from exercise of stock options	(310)	(1,045)
Tax benefit on exercised stock option arrangements	733	1,104
Settlement of derivative contracts, net	51	—
Change in net deferred income taxes	1,422	2,462
Gain on extinguishment of debt	(4,562)	—
Stock-based compensation	4,476	4,611

Changes in operating assets and liabilities:
Accounts receivable	2,527	3,071
Inventories	4,529	13,632
Accounts payable and accrued expenses	(3,475)	(20,456)
Other assets	1,024	1,922

Net cash provided by operating activities	59,848	46,501

Cash flows from investing activities
Purchase of property, plant and equipment	(2,462)	(3,148)
Settlement of derivative contracts, net	(51)	—
Disposal of business	—	3,330
Purchase of other intangibles	(5,000)	(1,167)
Purchase of short-term investments	(18,684)	(15,066)
Sale of short-term investments	30,500	73

Net cash provided by (used in) investing activities	4,303	(15,978)

Cash flows from financing activities
Issuance of common stock	3,908	3,748
Excess tax benefit from exercise of stock options	310	1,045
Repurchase of convertible senior subordinated notes	(21,125)	—
Payments on senior secured credit facility	(29,111)	(41,718)
Proceeds from short-term borrowings	—	12,000
Repayments of short-term borrowings	—	(12,000)

Net cash used in financing activities	(46,018)	(36,925)

Effect of currency exchange rates on cash	(156)	(1,447)

Net increase (decrease) in cash and cash equivalents	17,977	(7,849)

Cash and cash equivalents at beginning of period	11,642	34,044

Cash and cash equivalents at end of period	$29,619	$26,195

Supplemental disclosure
Cash paid for interest	$9,226	$17,996
Cash paid for taxes	$19,846	$1,990

(a)	Retroactively adjusted to reflect the adoption of FSP No. APB 14-1, as required by GAAP, for the change in accounting related to the Company’s Convertible Notes. See Note 2.
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
We have a 52 or 53 week fiscal year ending on the Saturday nearest December 31. Accordingly, the second fiscal quarters of 2009 and 2008 are represented by the three month periods ended on July 4, 2009 and June 28, 2008, respectively. We have evaluated all subsequent events after the balance sheet date of July 4, 2009 through August 11, 2009, which is the date the consolidated financial statements were issued.
2. Recently Issued and Adopted Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other pronouncements require or permit assets or liabilities to be measured by fair value and while not requiring new fair value measurements, may change current practices. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 for our fiscal year beginning December 30, 2007. See Note 11, Fair Value Measurements, for additional information and required disclosures.
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
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. Some of the key changes under SFAS No. 141(R) impact the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in-process research and development (IPR&D) as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording the fair value of contingent liabilities that are more likely than not to occur at the date of an acquisition. SFAS No. 141(R) also includes new disclosure requirements. SFAS No. 141(R) is to be applied prospectively for business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after December 15, 2008. Generally, the effect of SFAS 141(R) will depend on future acquisitions as we will apply its provisions to business combinations occurring subsequent to January 4, 2009. However, the accounting for the resolution of any tax uncertainties remaining related to previous acquisitions will be subject to the provisions of SFAS 141(R). We do not expect the adoption of SFAS 141(R) to have a material impact on our consolidated financial statements.

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
Effective January 4, 2009, we adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 changes the balance sheet classification of a component of our Convertible Senior Subordinated Notes with a stated maturity of July 31, 2036 (Convertible Notes), between equity and debt, and results in additional non-cash economic interest cost being reflected in the statement of operations. This change in accounting for our Convertible Notes has been applied to our prior period financial statements on a retrospective basis in accordance with SFAS No. 154, Accounting Changes and Error Corrections. Retained earnings as of December 29, 2007 has been reduced by $12.7 million, and additional paid in capital has been increased by $67.9 million, to reflect the cumulative effect of the application of the change in accounting to all prior periods.
The following table illustrates the impact of the adoption of FSP APB 14-1 on certain financial statement line items in the Consolidated Statements of Operations for the three and six months ended July 4, 2009 and June 28, 2008.

	Three Months Ended July 4, 2009			Three Months Ended June 28, 2008
	Previous	Effect of	Current	As	Effect of	As
(in thousands, except per share data)	Method	Change	Method	Reported	Change	Adjusted

Net income	18,861	(1,996)	16,865	13,994	(2,176)	11,818

Basic net income per share	$0.26	(0.03)	$0.23	$0.19	(0.03)	$0.16
Diluted net income per share	$0.26	(0.03)	$0.23	$0.19	(0.03)	$0.16

	Six Months Ended July 4, 2009			Six Months Ended June 28, 2008
	Previous	Effect of	Current	As	Effect of	As
(in thousands, except per share data)	Method	Change	Method	Reported	Change	Adjusted

Net income	38,506	(4,561)	33,945	22,205	(4,300)	17,905

Basic net income per share	$0.52	$(0.06)	$0.46	$0.31	$(0.06)	$0.25
Diluted net income per share	$0.52	$(0.06)	$0.46	$0.30	$(0.06)	$0.24
In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. FSP 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies and requires the acquirer to recognize such assets and liabilities if the acquisition date fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined during the measurement period, the asset or liability should be recognized at the acquisition date if the following criteria are met: (1) information available before the end of the measurement period indicates it is probable that an asset existed or a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. FSP 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after December 15, 2008. We do not expect the adoption of FSP 141(R)-1 to have a material impact on our consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, which requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 for our interim period ending July 4, 2009. See Note 11, Fair Value Measurements, for additional information and required disclosures. The adoption did not have a material impact on our consolidated financial position or results of operations, as it is a disclosure only standard.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes the accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted SFAS No. 165 for our interim period ending July 4, 2009. See Note 1, Basis of Presentation, for the related disclosures. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial position or results of operations.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes only two levels of GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental, GAAP, except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements for interim and annual periods ending after September 15, 2009. We will adopt SFAS No. 168 for our interim period ending October 3, 2009. The adoption is not expected to have a material impact on our consolidated financial position or results of operations, as SFAS No. 168 is intended to be a reorganization of, and not a change to, existing GAAP.
3. Stock-Based Compensation
At July 4, 2009, the 2005 Stock Incentive Plan, as amended and restated (2005 Plan), is our one active stock-based employee compensation plan under which new awards may be granted. Awards may include incentive stock options, non-qualified option grants or restricted stock. Amounts recognized in our financial statements related to stock-based compensation were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Cost of sales	$245	$646	$486	$1,003
Marketing and selling	512	847	967	1,691
Research and development	302	558	589	1,116
General and administrative	1,201	435	2,434	801

Total stock-based compensation expense	$2,260	$2,486	$4,476	$4,611

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
Activity under our 2000 and 2005 plans for the six months ended July 4, 2009 was as follows:

		Weighted average	Aggregate
	Options	exercise price	Intrinsic
	outstanding	per share	Value
			(in thousands)
Balance at January 3, 2009	7,020,341	$15.50
Granted	1,420,074	11.37
Exercised	(296,501)	8.42
Cancelled or expired	(635,754)	16.90

Balance at July 4, 2009	7,508,160	$14.88	$15,343

Options exercisable at July 4, 2009	4,510,052	$15.53	$8,780

The total intrinsic value of options exercised during the three and six months ended July 4, 2009 was $1.9 million and $2.0 million, respectively. As of July 4, 2009, we had $15.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 2.7 years.
4. Earnings per Share
The following table presents information necessary to calculate basic and diluted net income per common share and common share equivalents.

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net income	$16,865	$11,818	$33,945	$17,905

Weighted-average shares outstanding for basic net income per share	73,919	72,814	73,778	72,645
Dilutive effect of stock options and restricted shares	583	1,114	480	1,073

Adjusted weighted-average shares outstanding for diluted net income per share	74,502	73,928	74,258	73,718

Net income per share
Basic net earnings	$0.23	$0.16	$0.46	$0.25
Diluted net earnings	$0.23	$0.16	$0.46	$0.24
There were 5,158,598 and 6,145,702 weighted shares outstanding for the three and six month periods ended July 4, 2009, respectively, that were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive. For the three and six months period ended June 28, 2008, there were 5,144,871 and 5,395,228 weighted shares outstanding, respectively, that were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive. In addition, our Convertible Notes were excluded from the diluted net income per share calculation for all periods presented because the conversion price was greater than the average market price of our stock during the periods.
5. Inventories
Inventories consist of the following as of July 4, 2009 and January 3, 2009:

(in thousands)	July 4, 2009	January 3, 2009

Raw materials	$10,447	$11,611
Work in process	4,089	4,841
Finished goods	26,221	26,283
Obsolescence reserve	(6,299)	(4,235)

Net inventories	$34,458	$38,500

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
Changes in the warranty balance during the three and six months ended July 4, 2009 and June 28, 2008 are presented below:

	Three Months Ended		Six Months Ended
(in thousands)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Balance, beginning of period	$2,865	$3,554	$3,287	$3,001
Provisions for warranty	155	1,597	963	3,734
Claims processed	(551)	(1,553)	(1,781)	(3,137)

Balance, end of period	$2,469	$3,598	$2,469	$3,598

7. Comprehensive Income
Comprehensive income is the sum of net income as reported and other comprehensive income (loss). Other comprehensive income (loss) resulted from foreign currency translation adjustments, gains (losses) on derivative instruments qualifying as hedges, and gains on available-for-sales investments. For more information on derivatives, see Note 12, Derivative Instruments and Hedging Activities. Comprehensive income for the three and six months ended July 4, 2009 and June 28, 2008 was:

	Three Months Ended
(in thousands)	July 4, 2009	June 28, 2008

Net income	$16,865	$11,818

Foreign currency translation gain (loss), net of taxes of ($56) and ($121), respectively	2,669	(191)
Fair value adjustment on derivatives designated as cash flow hedges, net of taxes of $1065 and ($375), respectively	(1,828)	620
Reclassification adjustments on cash flow hedges settled and included in net income, net of tax of ($431)	634	—
Unrealized gain on available-for-sale securities, net of taxes of ($63) and ($65), respectively	109	108

Comprehensive income	$18,449	$12,355

	Six Months Ended
(in thousands)	July 4, 2009	June 28, 2008

Net income	$33,945	$17,905
Foreign currency translation gain (loss), net of taxes of ($7) and $326, respectively	1,295	1,793
Fair value adjustment on derivatives designated as cash flow hedges, net of taxes of $913 and ($375), respectively	(1,546)	403
Reclassification adjustments on cash flow hedges settled and included in net income, net of tax of ($562)	820	—
Recognition of previously unrealized losses on available-for-sale securities, net of taxes of ($263)	—	433
Unrealized gain on available-for-sale securities, net of taxes of ($75) and ($65), respectively	129	108

Comprehensive income	$34,643	$20,642

The after-tax components of accumulated other comprehensive income (loss) as of July 4, 2009 and January 3, 2009, were as follows:

Net Unrealized
	Gain (Loss) on				Total
	Derivative		Foreign	Net Unrealized	Accumulated
	Instruments	Post-retirement	Currency	(Loss) Gain on	Other
	Qualifying as	Plan Liability	Translation	Available-for-	Comprehensive
(in thousands)	Hedges	Adjustment	Adjustment	sale Investments	Income

Balance at January 3, 2009	$(1,982)	$(180)	$5,490	$(102)	$3,226

Balance at July 4, 2009	$(2,708)	$(180)	$6,785	$27	$3,924

8. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six month period ending July 4, 2009 were:

Six Months Ended
(in thousands)	July 4, 2009

Goodwill, beginning of the period	$690,097
Effect of currency translation	430

Goodwill, end of the period	$690,527

The following table provides additional information concerning intangible assets:

	July 4, 2009			January 3, 2009
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	value	amount	amortization	value

Developed and core technology	$137,553	$(80,584)	$56,969	$137,553	$(75,238)	$62,315

Other intangibles
Amortized
Patents	11,510	(9,507)	2,003	11,510	(9,317)	2,193
Licenses	14,731	(8,378)	6,353	9,312	(7,659)	1,653
Royalty agreement	2,970	(1,339)	1,631	2,970	(1,148)	1,822
Trademarks	2,233	(1,572)	661	2,208	(1,327)	881

Total amortized other intangible assets	31,444	(20,796)	10,648	26,000	(19,451)	6,549

Unamortized Trademarks	40,800	—	40,800	40,800	—	40,800

Total other intangibles	72,244	(20,796)	51,448	66,800	(19,451)	47,349

Total intangible assets	$209,797	$(101,380)	$108,417	$204,353	$(94,689)	$109,664

The estimated amortization expense for currently-owned intangibles, as presented above, for the years 2009 through 2013 is $13.2 million, $12.6 million, $11.9 million, $9.7 million and $9.1 million, respectively.
We purchased a license for the exclusive rights to certain patents through the year 2018 for $9 million, of which $5 million was paid in June 2009, and the remaining $4 million is structured to be paid out within approximately two years, in quarterly intervals. All payments related to the patents are included in licenses and will be amortized over nine years, which is the expected useful life of the patents.
9. Litigation Settlements
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
The six-year senior secured Credit Facility consists of (i) term loan debt and (ii) a revolving credit facility of up to $65.0 million which is available to fund ongoing working capital needs, including future capital expenditures and permitted acquisitions. During January 2008, we borrowed $12.0 million under the revolving credit facility to fund the payment of certain litigation settlements (refer to Note 9, Litigation Settlements). We repaid the outstanding balance with operating cash in February 2008. As of July 4, 2009 and January 3, 2009, there were $199.7 million and $228.8 million, respectively, of term loans outstanding under the Credit Facility.
At our option, term loans under the Credit Facility (other than swing line loans) bear interest at a variable rate based on LIBOR or an alternative variable rate based on the greater of the prime rate or the federal funds effective rate plus 0.5 of 1.0 percent (Federal Funds Rate) plus an applicable margin. The applicable margin for term loans based on LIBOR is 2.25 percent per annum, while the applicable margin for term loans based on the prime rate or the Federal Funds Rate is 1.25 percent per annum. As of July 4, 2009, all debt under the Credit Facility had a variable interest rate based on the LIBOR index. The applicable margin for loans under the revolving credit facility is determined by reference to our total leverage ratio, as defined in the Credit Facility. In addition to initial Credit Facility fees and reimbursement of agent expenses, we are obligated to pay commitment fees on the revolving credit facility.
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
Amortization and other prepayments of $20.5 million and $29.1 million were made during the three and six months ended July 4, 2009, respectively. Amortization and other prepayments of $35.9 million and $41.7 million were made during the three and six months ended June 28, 2008, respectively.
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
Fees of $10.5 million are classified as debt discount and are being accreted to amortization of financing costs using the effective interest method over a six year period. Additional debt issuance costs of approximately $2.4 million are recorded as other long-term assets and are being amortized over six years using the straight-line method. Upon payment of the prepayments described above, a pro rata portion of the related discount and debt issuance costs of $0.4 million and $0.5 million was immediately charged to amortization of financing costs in the three and six months ending July 4, 2009, respectively, and $0.9 million and $1.0 million was immediately charged to amortization of financing costs in the three and six months ending June 28, 2008, respectively.
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
Convertible Senior Subordinated Notes; Supplemental Guarantor Information
On June 27, 2006, we issued $373.8 million in principal amount of our Convertible Senior Subordinated Notes with a stated maturity of July 1, 2036 (Convertible Notes). The Convertible Notes bear a fixed interest rate of 3.25 percent per year, payable semiannually. The Convertible Notes are our direct, unsecured, senior subordinated obligations, rank junior to the senior secured Credit Facility and will rank junior in right of payment to all of our future senior secured debt as provided in the indenture for the Convertible Notes.

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
The carrying amount of the equity component of our Convertible Notes was $100.6 million and $105.0 million as of July 4, 2009 and January 3, 2009, respectively. In addition, $37.1 million and $38.7 million of deferred taxes are recorded in additional paid-in capital as of July 4, 2009 and January 3, 2009, respectively, related to the Convertible Notes. As of July 4, 2009, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $312.0 million, $64.5 million and $247.5 million, respectively. The unamortized discount will be amortized over a remaining period of 4 years. As of January 3, 2009, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $339.3 million, $77.2 million and $262.1 million, respectively. The effective interest rate on the liability component was 9.5% for each of the three and six months ended July 4, 2009 and June 28, 2008. During the three and six months ended July 4, 2009, we recognized $2.5 million and $5.2 million, respectively, of interest expense representing the contractual interest coupon on our Convertible Notes, and $3.3 million and $6.7 million, respectively, of amortization expense related to the discount on the liability component. During the three and six months ended June 28, 2008, we recognized $3.0 million and $6.1 million, respectively, of interest expense representing the contractual interest coupon on our Convertible Notes, and $3.6 million and $7.0 million, respectively, of amortization expense related to the discount on the liability component.
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
Our Convertible Notes are convertible under the following circumstances for cash and shares of our common stock, if any, at a conversion rate of 51.5318 shares of our common stock per $1,000 principal amount of Convertible Notes (which is equal to an initial conversion price of approximately $19.406 per share), subject to adjustment: (1) when, during any fiscal quarter, the last reported sale price of our common stock is greater than 130% of the conversion price for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding fiscal quarter; (2) during the five trading days immediately after any five consecutive trading-day period in which the trading price of a Convertible Note for each day of that period was less than 98% of the product of the closing price of our common stock and the applicable conversion rate; (3) if specified distributions to holders of our common stock occur; (4) if we call the Convertible Notes for redemption; (5) if a designated event occurs; or (6) during the 60 days prior to, but excluding, any scheduled repurchase date or maturity date. Upon conversion, we would be required to satisfy up to 100 percent of the principal amount of the Convertible Notes solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock. If a holder elects to convert its Convertible Notes in connection with a designated event that occurs prior to July 1, 2013, we will pay, to the extent described in the Indenture, a make whole premium by increasing the conversion rate applicable to such Convertible Notes. Conversion of our Convertible Notes into common stock could result in dilution to our shareholders. From time to time, our Convertible Notes hold a fair value below their conversion rate. Any redemption due to the trading price discount, described in (2) above, would be subject to the restrictions imposed by the Credit Facility and would occur at the lower of market or conversion value, which would likely be substantially below the par value of the debt. All of the above conversion rights will be subject to certain limitations imposed by our Credit Facility.
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
The following supplemental condensed consolidating financial information presents the statements of operations for each of the three and six month periods ended July 4, 2009 and June 28, 2008, the balance sheets as of July 4, 2009 and January 3, 2009, and the statements of cash flows for each of the six month periods ended July 4, 2009 and June 28, 2008, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group. These statements have been retrospectively adjusted for the adoption of FSP APB 14-1 (see Note 2, Recently Issued and Adopted Accounting Pronouncements). In the condensed consolidating financial statements, we and the Guarantor Subsidiaries account for investment in wholly-owned subsidiaries using the equity method.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended July 4, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$113,514	$28,043	$(15,169)	$126,388

Cost of sales	—	20,814	16,282	(15,488)	21,608

Gross profit	—	92,700	11,761	319	104,780

Operating expenses
Marketing and selling	—	33,639	9,214	—	42,853
Research and development	—	13,198	(32)	—	13,166
General and administrative	—	11,660	—	—	11,660
Amortization of intangibles	—	3,401	—	—	3,401

Total operating expenses	—	61,898	9,182	—	71,080

Operating income	—	30,802	2,579	319	33,700

Other (expense) income
Royalty income	—	874	—	—	874
Interest income	—	76	15	(48)	43
Interest expense	(2,548)	(2,414)	(52)	48	(4,966)
Amortization of financing costs	(3,292)	(682)	—	—	(3,974)
Gain on extinguishment of debt	—	—	—	—	—
Other income (expense)	—	392	312	20	724

Total other (expense) income	(5,840)	(1,754)	275	20	(7,299)

(Loss) income before income taxes	(5,840)	29,048	2,854	339	26,401

Provision for income taxes	(2,202)	10,617	994	127	9,536
Equity in earnings of subsidiary	20,291	1,860	—	(22,151)	—

Net income	$16,653	$20,291	$1,860	$(21,939)	$16,865

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Six Months Ended July 4, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$225,065	$55,341	$(30,380)	$250,026

Cost of sales	—	44,420	31,317	(30,787)	44,950

Gross profit	—	180,645	24,024	407	205,076

Operating expenses
Marketing and selling	—	67,537	18,664	—	86,201
Research and development	—	25,984	(7)	—	25,977
General and administrative	—	22,439	—	—	22,439
Amortization of intangibles	—	6,666	—	—	6,666

Total operating expenses	—	122,626	18,657	—	141,283

Operating income	—	58,019	5,367	407	63,793

Other (expense) income
Royalty income	—	1,807	—	—	1,807
Interest income	—	208	36	(98)	146
Interest expense	(5,249)	(5,110)	(115)	98	(10,376)
Amortization of financing costs	(6,762)	(1,193)	—	—	(7,955)
Gain on extinguishment of debt	4,562	—	—	—	4,562
Other income (expense)	—	1,150	124	2	1,276

Total other (expense) income	(7,449)	(3,138)	45	2	(10,540)

(Loss) income before income taxes	(7,449)	54,881	5,412	409	53,253

Provision for income taxes	(2,809)	20,080	1,884	153	19,308
Equity in earnings of subsidiary	38,329	3,528	—	(41,857)	—

Net income	$33,689	$38,329	$3,528	$(41,601)	$33,945

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended June 28, 2008
	(a)				(a)
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$116,693	$31,097	$(17,993)	$129,797

Cost of sales	—	28,482	19,081	(18,378)	29,185

Gross profit	—	88,211	12,016	385	100,612

Operating expenses
Marketing and selling	—	36,217	10,084	—	46,301
Research and development	—	11,366	—	—	11,366
General and administrative	—	10,552	—	—	10,552
Amortization of intangibles	—	3,430	870	—	4,300

Total operating expenses	—	61,565	10,954	—	72,519

Operating income	—	26,646	1,062	385	28,093

Other (expense) income
Royalty income	—	976	1,500	—	2,476
Interest income	—	232	21	(96)	157
Interest expense	(3,037)	(3,777)	(101)	96	(6,819)
Amortization of financing costs	(3,597)	(1,324)	—	—	(4,921)
Other income (expense)	—	647	(53)	(9)	585

Total other (expense) income	(6,634)	(3,246)	1,367	(9)	(8,522)

(Loss) income before income taxes	(6,634)	23,400	2,429	376	19,571

Provision for income taxes	(2,310)	9,177	768	118	7,753
Equity in earnings of subsidiary	15,884	1,661	—	(17,545)	—

Net income (loss)	$11,560	$15,884	$1,661	$(17,287)	$11,818

(a)	Retroactively adjusted to reflect the adoption of FSP No. APB 14-1, as required by GAAP, for the change in accounting related to the Company’s Convertible Notes. See Note 2.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Six Months Ended June 28, 2008
	(a)				(a)
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$226,485	$58,835	$(35,161)	$250,159

Cost of sales	—	57,178	36,081	(35,084)	58,175

Gross profit	—	169,307	22,754	(77)	191,984

Operating expenses
Marketing and selling	—	70,164	21,218	—	91,382
Research and development	—	22,666	—	—	22,666
General and administrative	—	20,706	1	—	20,707
Amortization of intangibles	—	6,907	1,740	—	8,647

Total operating expenses	—	120,443	22,959	—	143,402

Operating income	—	48,864	(205)	(77)	48,582

Other (expense) income
Royalty income	—	1,331	1,500	—	2,831
Interest income	—	1,041	33	(722)	352
Interest expense	(6,074)	(8,792)	(732)	722	(14,876)
Amortization of financing costs	(7,111)	(1,930)	—	—	(9,041)
Other income (expense)	—	1,944	(39)	25	1,930

Total other (expense) income	(13,185)	(6,406)	762	25	(18,804)

(Loss) income before income taxes	(13,185)	42,458	557	(52)	29,778

Provision for income taxes	(4,743)	16,570	84	(38)	11,873
Equity in earnings of subsidiary	26,361	473	—	(26,834)	—

Net income (loss)	$17,919	$26,361	$473	$(26,848)	$17,905

(a)	Retroactively adjusted to reflect the adoption of FSP No. APB 14-1, as required by GAAP, for the change in accounting related to the Company’s Convertible Notes. See Note 2.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of July 4, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets

Current assets
Cash and cash equivalents	$—	$17,654	$11,965	$—	$29,619
Short-term investments	4,827	14,200	685	—	19,712
Accounts receivable, net	589,129	51,203	26,705	(575,725)	91,312
Inventories, net	—	32,267	5,421	(3,230)	34,458
Deferred income taxes	—	12,873	273	—	13,146
Other current assets	—	3,636	1,112	—	4,748

Total current assets	593,956	131,833	46,161	(578,955)	192,995

Property, plant and equipment, net		44,405	1,535	—	45,940
Goodwill	—	628,193	86,355	(24,021)	690,527
Developed and core technology, net	—	56,969	—	—	56,969
Other intangibles, net	—	51,448	—	—	51,448
Investment in subsidiaries	148,582	38,049	—	(186,631)	—
Other long-term assets, net	472	1,194	172	—	1,838

Total assets	$743,010	$952,091	$134,223	$(789,607)	$1,039,717

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,891	$514,337	$74,297	$(590,770)	$7,755
Accrued compensation expenses	—	18,292	3,463	—	21,755
Accrued warranty expense	—	2,583	(114)	—	2,469
Income taxes payable	(4,479)	6,843	1,883	—	4,247
Other accrued expenses	82	19,157	4,346	—	23,585

Total current liabilities	5,494	561,212	83,875	(590,770)	59,811

Non-current liabilities
Long-term debt	247,506	194,616	—	—	442,122
Intercompany loans payable	—	—	12,206	(12,206)	—
Deferred income taxes	22,269	28,155	93	—	50,517
Long-term income taxes payable	—	15,789	—	—	15,789
Long-term employee benefit obligations	—	3,737	—	—	3,737

Total non-current liabilities	269,775	242,297	12,299	(12,206)	512,165

Total liabilities	275,269	803,509	96,174	(602,976)	571,976

Stockholders’ equity
Common stock	742	—	9	(9)	742
Additional paid-in capital	375,205	3,424	67,368	(70,792)	375,205
Accumulated other comprehensive income	3,924	(1,943)	6,065	(4,122)	3,924
Retained earnings (deficit)	87,870	147,101	(35,393)	(111,708)	87,870

Total stockholders’ equity	467,741	148,582	38,049	(186,631)	467,741

Total liabilities and stockholders’ equity	$743,010	$952,091	$134,223	$(789,607)	$1,039,717

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of January 3, 2009
	(a)				(a)
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$3,143	$8,499	$—	$11,642
Short-term investments	15,756	15,433	134	—	31,323
Accounts receivable, net	618,891	68,158	24,817	(618,788)	93,078
Inventories, net	—	36,521	5,226	(3,247)	38,500
Deferred income taxes	—	12,412	496	—	12,908
Other current assets	—	5,832	1,026	—	6,858

Total current assets	634,647	141,499	40,198	(622,035)	194,309

Property, plant and equipment, net	—	46,751	1,529	—	48,280
Goodwill	—	628,193	85,925	(24,021)	690,097
Developed and core technology, net	—	62,315	—	—	62,315
Other intangibles, net	—	47,349	—	—	47,349
Investment in subsidiaries	110,868	32,824	—	(143,692)	—
Other long-term assets, net	578	1,418	151	—	2,147

Total assets	$746,093	$960,349	$127,803	$(789,748)	$1,044,497

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,461	$556,362	$70,944	$(630,937)	$7,830
Accrued compensation expenses	—	19,252	3,624	—	22,876
Accrued warranty expense	—	3,300	(13)	—	3,287
Income taxes payable	(980)	6,657	2,105		7,782
Other accrued expenses	91	18,504	2,940	—	21,535

Total current liabilities	10,572	604,075	79,600	(630,937)	63,310

Non-current liabilities
Long-term debt	262,094	222,488	—	—	484,582
Intercompany loans payable	—	—	15,119	(15,119)	—
Deferred income taxes	45,945	3,839	260	—	50,044
Long-term income taxes payable	—	15,327	—	—	15,327
Long-term employee benefit obligations	—	3,752	—	—	3,752

Total non-current liabilities	308,039	245,406	15,379	(15,119)	553,705

Total liabilities	318,611	849,481	94,979	(646,056)	617,015

Stockholders’ equity
Common stock	737	—	9	(9)	737
Additional paid-in capital	369,594	3,424	67,368	(70,792)	369,594
Accumulated other comprehensive income	3,226	(1,334)	4,367	(3,033)	3,226
Retained earnings (deficit)	53,925	108,778	(38,920)	(69,858)	53,925

Total stockholders’ equity	427,482	110,868	32,824	(143,692)	427,482

Total liabilities and stockholders’ equity	$746,093	$960,349	$127,803	$(789,748)	$1,044,497

(a)	Retroactively adjusted to reflect the adoption of FSP No. APB 14-1, as required by GAAP, for the change in accounting related to the Company’s Convertible Notes. See Note 2.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Six Months Ended July 4, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities
Net cash provided by operating activities	$16,907	$35,477	$7,464	$—	$59,848

Cash flows from investing activities
Purchase of property, plant and equipment	—	(2,259)	(203)	—	(2,462)
Purchase of other intangibles	—	(5,000)	—	—	(5,000)
Purchase of short-term investments	—	(18,134)	(550)	—	(18,684)
Sale of short-term investments	—	30,500	—	—	30,500
Settlement of derivative contracts, net	—	(51)	—	—	(51)

Net cash provided by (used in) investing activities	—	5,056	(753)	—	4,303

Cash flows from financing activities
Intercompany notes	—	3,089	(3,089)	—	—
Issuance of common stock	3,908	—	—	—	3,908
Excess tax benefit from exercise of stock options	310	—	—	—	310
Payments on senior secured credit facility	—	(29,111)	—	—	(29,111)
Repurchase of convertible senior subordinated notes	(21,125)	—	—	—	(21,125)

Net cash used in financing activities	(16,907)	(26,022)	(3,089)	—	(46,018)

Effect of exchange rates on cash	—	—	(156)	—	(156)

Net increase in cash and cash equivalents	—	14,511	3,466	—	17,977

Cash and cash equivalents at beginning of period	—	3,143	8,499	—	11,642

Cash and cash equivalents at end of period	$—	$17,654	$11,965	$—	$29,619

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Six Months Ended June 28, 2008
	(a)				(a)
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities
Net cash (used in) provided by operating activities	$(4,793)	$50,588	$706	$—	$46,501

Cash flows from investing activities
Purchase of property, plant and equipment	—	(2,860)	(288)	—	(3,148)
Disposal of business	—	3,330	—	—	3,330
Purchase of other intangibles	—	(1,167)	—	—	(1,167)
Purchase of short-term investments		(15,066)	—		(15,066)
Sale of short-term investments	—	73	—	—	73

Net cash used in investing activities	—	(15,690)	(288)	—	(15,978)

Cash flows from financing activities
Intercompany notes	—	3,777	(3,777)	—	—
Issuance of common stock	3,748	—	—	—	3,748
Excess tax benefit from exercise of stock options	1,045	—	—	—	1,045
Payments on long-term debt	—	(41,718)	—	—	(41,718)
Proceeds from short-term borrowings	—	12,000	—	—	12,000
Repayments of short-term borrowings	—	(12,000)	—	—	(12,000)

Net cash provided by (used in) financing activities	4,793	(37,941)	(3,777)	—	(36,925)

Effect of exchange rates on cash	—	—	(1,447)	—	(1,447)

Net (decrease) in cash and cash equivalents	—	(3,043)	(4,806)	—	(7,849)

Cash and cash equivalents at beginning of period	32	21,671	12,341	—	34,044

Cash and cash equivalents at end of period	$32	$18,628	$7,535	$—	$26,195

(a)	Retroactively adjusted to reflect the adoption of FSP No. APB 14-1, as required by GAAP, for the change in accounting related to the Company’s Convertible Notes. See Note 2.

11. Fair Value Measurements
Generally accepted accounting principles define and establish a framework for measuring fair value and providing disclosure about fair value measurements. Furthermore, GAAP specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs). In accordance with GAAP, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes our financial assets measured at fair value on a recurring basis as of July 4, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
Description	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets
Money market funds	$18,481	$—	$—
Available-for-sale securities	420	—	—
Other short-term investments	126	685	—
Derivatives	—	68	—

Total	$19,027	$753	$—

Liabilities
Derivatives	$—	$4,121	$—

Money market funds: Our money market funds are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy because the money market funds are valued using quoted market prices in active markets.
Available-for-sale securities: As of July 4, 2009, our available-for-sale securities included unregistered common stock of Iridex Corporation. These are valued using quoted market prices multiplied by the number of shares owned.
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
Derivatives: The total fair value of various interest rate swap contracts as of July 4, 2009 is a liability of $1.5 million, reported in other accrued expenses. The fair value of various foreign exchange forward contracts as of July 4, 2009 includes assets of $0.1 million, reported in other current assets, and liabilities of $2.6 million, reported in other accrued expenses. We measure our derivatives at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the fair value hierarchy. Refer to Note 12, Derivative Instruments and Hedging Activities, for more information regarding our derivatives.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements of nonfinancial assets and liabilities are primarily used in the impairment analysis of goodwill and other intangible assets. We review goodwill and other intangible assets for impairment annually, during the third quarter of each fiscal year, or as circumstances indicate the possibility of impairment in accordance with GAAP. During the three and six months ended July 4, 2009, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Fair Value of Debt
The fair value of the Convertible Notes was estimated using quoted market prices. The fair value of the Credit Facility was estimated using a discounted cash flow analysis based on our current estimated incremental borrowing rate for a similar borrowing arrangement.
The following table summarizes the carrying values and estimated fair values of our long-term debt, including current maturities (in thousands):

	July 4, 2009		January 3, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Convertible Notes	$311,985	$304,756	$339,250	$229,944
Credit Facility	199,705	182,865	228,817	193,003

	$511,690	$487,621	$568,067	$422,947

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
We account for our derivative instruments in accordance with GAAP, which requires all derivatives to be carried on the balance sheet at fair value and meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a Consolidated Statement of Operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense and translation gain or loss. Derivatives held by us are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in cost for the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statement of Operations at such time, with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined from dealer quotations.
The interest rate swap contracts outstanding at July 4, 2009 are designated cash flow hedges of the floating rate interest payments for a portion of our borrowings under the Credit Facility. The portion of borrowings subject to these swap contracts declines over time, ranging from $135.0 million to $30.0 million. These contracts have remaining terms between one and twelve months. In addition, we have foreign currency exchange forward contract derivatives outstanding at July 4, 2009 which are designated as cash flow hedges of currency fluctuations for a portion of our forecasted sales to certain subsidiaries, denominated in Euros, British pounds, Canadian dollars and Australian dollars. These contracts have remaining terms between one and seventeen months. The notional amount of the foreign exchange forward contracts designated as cash flow hedges was $46.2 million and $33.5 million at July 4, 2009 and January 3, 2009, respectively. We have also entered into foreign exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on certain inter-company receivables denominated in Euros, British pounds, Canadian dollars and Australian dollars. These contracts are not designated as an accounting hedge, and the notional amount of these contracts at July 4, 2009 and January 3, 2009 was $6.3 million and $13.5 million, respectively. The associated underlying transactions are expected to occur within those time frames.
The effective portion of the change in fair value of the interest rate swaps and foreign currency exchange contracts is reported in accumulated other comprehensive income, a component of stockholders’ equity, and is being recognized as an adjustment to interest expense or other income (expense), respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivatives. Gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings when incurred. No ineffectiveness was recognized during 2009. Amounts due from counterparties (unrealized hedge gains) or owed to counterparties (unrealized hedge losses) are included in accounts receivable, net or other accrued expenses, respectively. Cash receipts or payments related to our derivatives are generally classified in the Consolidated Statements of Cash Flow as cash flows from operating activities, consistent with the related items being hedged, unless the derivative is not designated as a hedge or if hedge accounting is discontinued, in which case the receipts or payments are classified as cash flows from investing activities.

Information on the location and amounts of derivative fair values in the consolidated balance sheets is presented in the table below.

	Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	July 4, 2009		January 3, 2009		July 4, 2009		January 3, 2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate swap contracts	Other current assets	$—	Other current assets	$—	Other accrued expenses	$1,546	Other accrued expenses	$2,663
Foreign exchange forward contracts	Other current assets	—	Other current assets	659	Other accrued expenses	2,575	Other accrued expenses	1,729

Total derivatives designated as hedging instruments under SFAS 133		$—		$659		$4,121		$4,392

Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange forward contracts	Other current assets	$68	Other current assets	$223	Other accrued expenses	$—	Other accrued expenses	$—

Total derivatives not designated as hedging instruments under SFAS 133		$68		$223		$—		$—

Total derivatives		$68		$882		$4,121		$4,392

At July 4, 2009, approximately $1.5 million of the existing loss on the interest rate swap contracts designated as a cash flow hedge, and approximately $2.0 million of the existing loss on the foreign exchange forward contracts designated as a cash flow hedge, both of which are included in accumulated other comprehensive income, are expected to be reclassified into earnings within the next twelve months.
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

The Effect of Derivative Instruments on the Consolidated Statement of Operations
for the Three Months Ended July 4, 2009
(in thousands)

	Amount of Gain	Location of	Amount of Gain or
Derivatives in	or (Loss) Recognized	Gain or (Loss)	(Loss) Reclassified
SFAS 133	in OCI on	Reclassified from	from Accumulated
Cash Flow	Derivatives	Accumulated OCI	OCI into Income
Hedging	(Effective Portion)	into Income	(Effective Portion)
Relationships	July 4, 2009	(Effective Portion)	July 4, 2009
Interest rate swap contracts	$533	Interest expense	$(877)

Foreign exchange contracts	(2,362)	Other income	(188)

Total	$(1,829)		$(1,065)

Derivatives not	Location of
Designated	Gain or (Loss)	Amount of Gain or
as Hedging	Recognized	(Loss) Recognized in
Instruments	in Income on	Income on Derivatives
under SFAS 133	Derivatives	July 4, 2009

Foreign exchange contracts	Other income	$(559)

Total		$(559)

The Effect of Derivative Instruments on the Consolidated Statement of Operations
for the Six Months Ended July 4, 2009
(in thousands)

	Amount of Gain	Location of	Amount of Gain or
Derivatives in	or (Loss) Recognized	Gain or (Loss)	(Loss) Reclassified
SFAS 133	in OCI on	Reclassified from	from Accumulated
Cash Flow	Derivatives	Accumulated OCI	OCI into Income
Hedging	(Effective Portion)	into Income	(Effective Portion)
Relationships	July 4, 2009	(Effective Portion)	July 4, 2009
Interest rate swap contracts	$1,162	Interest expense	$(1,911)
Foreign exchange contracts	(2,238)	Other income	529

Total	$(1,076)		$(1,382)

Derivatives not	Location of
Designated	Gain or (Loss)	Amount of Gain or
as Hedging	Recognized	(Loss) Recognized in
Instruments	in Income on	Income on Derivatives
under SFAS 133	Derivatives	July 4, 2009

Foreign exchange contracts	Other income	$(206)

Total		$(206)

13. Industry Segment Information and Foreign Operations
Since our inception, we have operated in the single industry segment of developing, manufacturing, selling and marketing medical devices.
We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia and South America, who then sell the products to medical institutions. No customer or distributor accounted for five percent or more of net sales during the three and six month periods ended July 4, 2009 or June 28, 2008. Foreign subsidiary sales are predominantly to customers in Western Europe, Canada, Australia and Brazil and our foreign subsidiary assets are located in the same countries.
The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

	Three Months Ended		Six Months Ended
(in thousands)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

United States
Net sales	$89,405	$89,818	$179,075	$174,211
Long-lived assets	829,172	861,598	829,172	861,598

International
Net sales	36,983	39,979	70,951	75,948
Long-lived assets	17,550	19,468	17,550	19,468

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
Overview
We are the world leader in developing and delivering innovative solutions to physicians treating men’s and women’s pelvic health conditions, thereby recognized as the technology leader in the markets we serve. We have built a business that delivers growth, fueled by a robust pipeline of innovative products for significant, under-penetrated markets. We have diversified our product portfolio, building on our traditional base of products for men’s incontinence and erectile restoration, to include products and therapies targeted at benign prostatic hyperplasia (BPH) in men, as well as urinary incontinence, pelvic organ prolapse and menorrhagia in women. We estimate there are as many as 1.8 billion incidences of these conditions in the global markets we serve, with many people suffering from multiple conditions. Treatment options for these conditions vary considerably depending on the severity of the condition. Approximately 450 million of these men and women have conditions sufficiently severe so as to profoundly diminish their quality of life and significantly impact their relationships. Our addressable market is contained within this group of patients. Our product development and acquisition strategies have focused on expanding our product offering for surgical solutions, including less-invasive solutions for surgeons and their patients. Our primary physician customers include urologists, gynecologists, urogynecologists and colorectal surgeons.
Our net sales were $126.4 million and $250.0 million in the three and six months ended July 4, 2009, respectively, compared to $129.8 million and $250.2 million in the three and six months ended June 28, 2008, respectively. In the three and six months ended July 4, 2009, men’s health contributed $57.0 million and $116.4 million, or 45 percent and 47 percent of total net sales, respectively, BPH therapy contributed $28.1 million and $53.5 million, or 22 percent and 21 percent of total net sales, respectively, and women’s health contributed $41.3 million and $80.1 million, or 33 percent and 32 percent of total net sales.
We continue to see benefits from a number of company-wide initiatives we implemented in 2008 to reduce working capital, manage expenses and drive operating leverage throughout our business. As a result, we generated net income of $16.9 million and $33.9 million in the three and six months ended July 4, 2009, compared to $11.8 million and $17.9 million in the three and six months ended June 28, 2008, and cash provided by operating activities of $59.8 million in the six months ended July 4, 2009, compared to $46.5 million in the six months ended June 28, 2008. We also reduced our debt by $56.4 million in the six months ended July 4, 2009.
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

Results of Operations
The following table compares net sales by product line and geography for the three and six month periods ended July 4, 2009 and June 28, 2008.

	Three Months Ended		$ Increase	% Increase	Six Months Ended		$ Increase	% Increase
(in thousands)	July 4, 2009	June 28, 2008	(Decrease)	(Decrease)	July 4, 2009	June 28, 2008	(Decrease)	(Decrease)

Net Sales
Product Line
Men’s health	$56,967	$56,570	$397	0.7%	$116,424	$109,245	$7,179	6.6%
BPH therapy	28,084	28,362	(278)	-1.0%	53,473	59,295	(5,822)	-9.8%
Women’s health	41,337	44,865	(3,528)	-7.9%	80,129	81,619	(1,490)	-1.8%

Total	$126,388	$129,797	$(3,409)	-2.6%	$250,026	$250,159	$(133)	-0.1%

Geography
United States	$89,405	$89,818	$(413)	-0.5%	$179,075	$174,211	$4,864	2.8%
International	36,983	39,979	(2,996)	-7.5%	70,951	75,948	(4,997)	-6.6%

Total	$126,388	$129,797	$(3,409)	-2.6%	$250,026	$250,159	$(133)	-0.1%

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Percent of net sales
Men’s health	45.1%	43.6%	46.6%	43.7%
BPH therapy	22.2%	21.9%	21.4%	23.7%
Women’s health	32.7%	34.6%	32.0%	32.6%

Total	100.0%	100.0%	100.0%	100.0%

Geography
United States	70.7%	69.2%	71.6%	69.6%
International	29.3%	30.8%	28.4%	30.4%

Total	100.0%	100.0%	100.0%	100.0%

The following table compares revenue, expense, and other income (expense) for the three and six months ended July 4, 2009 and June 28, 2008:

	Three Months Ended		$ Increase	% Increase	Six Months Ended		$ Increase	% Increase
(in thousands)	July 4, 2009	June 28, 2008	(Decrease)	(Decrease)	July 4, 2009	June 28, 2008	(Decrease)	(Decrease)

Net sales	$126,388	$129,797	$(3,409)	-2.6%	$250,026	$250,159	$(133)	-0.1%
Cost of sales	$21,608	$29,185	(7,577)	-26.0%	$44,950	$58,175	(13,225)	-22.7%

Gross profit	104,780	100,612	4,168	4.1%	205,076	191,984	13,092	6.8%

Operating expenses
Marketing and selling	42,853	46,301	(3,448)	-7.4%	86,201	91,382	(5,181)	-5.7%
Research and development	13,166	11,366	1,800	15.8%	25,977	22,666	3,311	14.6%
General and administrative	11,660	10,552	1,108	10.5%	22,439	20,707	1,732	8.4%
Amortization of intangibles	3,401	4,300	(899)	-20.9%	6,666	8,647	(1,981)	-22.9%

Total operating expenses	71,080	72,519	(1,439)	-2.0%	141,283	143,402	(2,119)	-1.5%

Operating income	33,700	28,093	5,607	20.0%	63,793	48,582	15,211	31.3%

Royalty income	874	2,476	(1,602)	-64.7%	1,807	2,831	(1,024)	-36.2%
Interest income	43	157	(114)	-72.6%	146	352	(206)	-58.5%
Interest expense	(4,966)	(6,819)	(1,853)	-27.2%	(10,376)	(14,876)	(4,500)	-30.3%
Amortization of financing costs	(3,974)	(4,921)	(947)	-19.2%	(7,955)	(9,041)	(1,086)	-12.0%
Gain on extinguishment of debt	—	—	—	n/a	4,562	—	(4,562)	n/a
Other income	724	585	139	23.8%	1,276	1,930	(654)	-33.9%

Income before taxes	26,401	19,571	6,830	34.9%	53,253	29,778	23,475	78.8%
Provision for income taxes	9,536	7,753	1,783	23.0%	19,308	11,873	7,435	62.6%

Net income	$16,865	$11,818	$5,047	42.7%	$33,945	$17,905	$16,040	89.6%

	Percent of Sales		Percent of Sales
	For the Three Months Ended		For the Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	17.1%	22.5%	18.0%	23.3%

Gross profit	82.9%	77.5%	82.0%	76.7%

Operating expenses
Marketing and selling	33.9%	35.7%	34.5%	36.5%
Research and development	10.4%	8.8%	10.4%	9.1%
General and administrative	9.2%	8.1%	9.0%	8.3%
Amortization of intangibles	2.7%	3.3%	2.7%	3.5%

Total operating expenses	56.2%	55.9%	56.5%	57.3%

Operating income	26.7%	21.6%	25.5%	19.4%

Royalty income	0.7%	1.9%	0.7%	1.1%
Interest income	0.0%	0.1%	0.1%	0.1%
Interest expense	-3.9%	-5.3%	-4.1%	-5.9%
Amortization of financing costs	-3.1%	-3.8%	-3.2%	-3.6%
Gain on extinguishment of debt	0.0%	0.0%	1.8%	0.0%
Other income	0.6%	0.5%	0.5%	0.8%

Income before taxes	20.9%	15.1%	21.3%	11.9%

Provision for income taxes	7.5%	6.0%	7.7%	4.7%

Net income	13.3%	9.1%	13.6%	7.2%

Comparison of the Three Months Ended July 4, 2009 to the Three Months Ended June 28, 2008
Net sales. Net sales of $126.4 million in the second quarter of 2009 represented a decrease of 2.6 percent compared to $129.8 million in the second quarter of 2008. The strengthening of the U.S. dollar in the second quarter of 2009, as compared to the second quarter of 2008, reduced revenue approximately $5.5 million. Revenue from the men’s health and BPH therapy products remained relatively flat in the second quarter of 2009 compared to the same period in 2008, while revenue from women’s health products declined due mainly to the uterine health product line. We believe the current worldwide economic crisis has resulted and may continue to result in some reductions in the procedures using our products. Although a majority of our products are subject to reimbursement from third party government and non-government entities, some procedures that use our products can be deferred by patients. In light of the current economic conditions, patients may not have employer-provided healthcare, be as willing to take time off from work or spend their money on deductibles and co-payments often required in connection with the procedures that use our products. While we believe current economic conditions may have contributed to a softening in our recent revenue growth rates, the specific impact is difficult to measure. Furthermore, we cannot predict how these economic conditions will impact our future sales.
Men’s health products. Net sales of men’s health products increased 0.7 percent to $57.0 million in the second quarter of 2009 compared to $56.6 million in the second quarter of 2008. This includes the negative impact of foreign currency exchange rates of approximately $2.8 million. The increase in men’s health was driven by an increase in the erectile restoration product line. The increase in erectile restoration was offset by a slight decline in male continence, although the AdVance® male sling had continued success in the second quarter of 2009.
BPH therapy products. Net sales from BPH therapy products declined 1.0 percent to $28.1 million in the second quarter of 2009 compared to $28.4 million in the same period in 2008. This includes the negative impact of foreign currency exchange rates of approximately $1.2 million. We are beginning to see the benefits of initiatives started in early 2009 related to our BPH therapy product line, which resulted in a slight increase in Greenlight® fiber sales in the quarter. We experienced a decline in laser console sales, as this area of our business is more directly impacted by the recent economic pressures on hospital capital purchases. We had a decline in sales of our Thermatrx® product due to a shift away from microwave therapies for in-office procedures and lower in-office reimbursement rates for this therapy.
Women’s health products. Net sales of our women’s health products decreased 7.9 percent to $41.3 million in the second quarter of 2009 compared to $44.9 million in the second quarter of 2008. This includes the negative impact of foreign currency exchange rates of approximately $1.5 million. We experienced strong growth from the new Elevate® posterior and anterior transvaginal prolapse repair systems, which led to increased sales in our pelvic floor repair product line. The female continence product line experienced a modest decline over the same period in 2008. Our Her Option® products experienced a decline in revenues and units compared to the second quarter of 2008. Revenue growth in this area has been impacted as the industry continues to experience lower than expected adoption rates for office-based procedures, coupled with our strategy of growing higher margin procedure volume versus console sales.
Net sales by geography and foreign exchange effects. Net sales in the United States decreased 0.5 percent to $89.4 million in the second quarter of 2009 compared to $89.8 million in the second quarter of 2008. International net sales decreased 7.5 percent to $37.0 million in the second quarter of 2009 compared to $40.0 million in the second quarter of 2008, largely as a result of the negative impact of approximately $5.5 million in foreign currency exchange rate changes, with the strengthening of the U.S. dollar. This was offset by growth of $2.5 million, which was led by our male continence and laser therapy product lines. International sales represented 29.3 percent and 30.8 percent of our total net sales in the second quarter of 2009 and the second quarter of 2008, respectively.
Gross profit. Gross profit improved to 82.9 percent of sales in the second quarter of 2009, from 77.5 percent in the second quarter of 2008. Margins increased in the current quarter due to improved margins in our laser therapy products, as a result of improved reliability, which resulted in lower warranty and service costs. We also realized higher margins through cost containment, pricing gains and changes in the mix of products sold, particularly with lower capital sales than in the same period the previous year. Future gross profit will continue to depend upon product mix, production levels, labor costs, raw material costs and our ability to manage overhead costs.
Marketing and selling. Marketing and selling expenses as a percentage of revenue decreased to 33.9 percent in the second quarter of 2009 compared to 35.7 percent in the same period in the prior year. This decrease is primarily the result of decreased distribution expenses due to lower fuel costs.
Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. Research and development expenses as a percentage of revenue increased to 10.4 percent in the second quarter of 2009 compared to 8.8 percent in the same period of 2008. These ratios are in line with our long-term goal for spending on research and development of approximately ten percent of sales.
General and administrative. General and administrative expenses as a percentage of sales increased to 9.2 percent the second quarter of 2009 compared to 8.1 percent in the second quarter of 2008 mainly due to an increase in compensation expenses compared to the same period in the prior year. Our objective remains to leverage general and administrative expense as a percentage of sales.
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The second quarter of 2009 reflects decreased amortization expense over the same period of 2008 primarily due to the $17.1 million charge recognized in the fourth quarter of 2008 for the acceleration of amortization to adjust the carrying value of certain intangible assets related to the Thermatrx® and GreenLight PV® technology to their fair values, which results in lower on-going amortization expense.
Royalty income. Our royalty income is from licensing our intellectual property. We do not directly influence sales of the products on which these royalties are based and cannot give any assurance as to future income levels. Royalty income in the second quarter of 2009 decreased approximately $1.6 million compared to the same period last year due to a one-time royalty payment of $1.5 million we received in the second quarter of 2008 related to a portion of our urinary continence technology acquired in 2006.
Interest income. Interest income in the second quarter of 2009 and in the second quarter of 2008 was relatively consistent and insignificant, as we used the majority of our excess cash in both periods to pay down debt.
Interest expense. Interest expense decreased by $1.9 million in the second quarter of 2009 from the comparable period in 2008 mainly due to the impact of prepayments made over the past year. Interest expense includes interest incurred on our Convertible Notes, which carry a fixed interest rate of 3.25 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent. Our weighted average interest rate on the credit facility was 4.4 percent and 4.8 percent for the three months ended July 4, 2009 and June 28, 2008, respectively. Average borrowings during the second quarter of 2009 on the Credit Facility were $214.1 million, compared to $281.4 million in the second quarter of 2008. Average borrowings on our Convertible Notes were $312.0 million and $373.8 million for the second quarter of 2009 and 2008, respectively. We have entered into interest rate swaps, which were designated as cash flow hedging instruments and which have remaining terms of one to twelve months as of July 4, 2009. The notional amount of the hedges at July 4, 2009 represents a significant portion of our floating rate debt. The notional amount of the swap contracts amortizes over their terms, and the amount of floating rate debt hedged in the future will depend on prepayments and additional contracts.
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
Amortization of financing costs. Amortization of financing costs in the second quarter of 2009 and in the second quarter of 2008 was $4.0 million and $4.9 million, respectively, and was comprised of the incremental non-cash interest cost of our Convertible Notes under FSP APB 14-1 and amortization of the costs associated with the issuance of the Credit Facility and Convertible Notes. The lower amortization in the second quarter of 2009 was due to the impact of prepayments made over the past year, as we recognize a pro rata portion of the related debt discount and debt issuance costs when we retire debt.
Other income. Other income increased by $0.1 million in the second quarter of 2009 compared to the same period in 2008. The primary cause of the change in other income relates to the impact of fluctuations in foreign currencies against the U.S. dollar on foreign denominated inter-company receivables and payables.
Provision for income taxes. Our effective income tax rate was 36.1 percent and 39.6 percent for the second quarter of 2009 and second quarter of 2008, respectively. The decrease in the current quarter effective tax rate is primarily due to the reinstatement of the federal research and development credit during the fourth quarter of 2008 and a decrease in non-tax deductible stock compensation expense.
Comparison of the Six Months Ended July 4, 2009 to the Six Months Ended June 28, 2008
Net sales. Net sales of $250.0 million in the first six months of 2009 were flat compared to the first six months of 2008. The strengthening of the U.S. dollar in the first six months of 2009, as compared to the first six months of

2008, reduced revenue approximately $9.9 million. This was offset by growth of our innovative products, particularly the AdVance® male sling for treating mild male incontinence, the MiniArc® Single-Incision Sling for treating female incontinence, and the Elevate® posterior and anterior transvaginal prolapse repair systems. However, we have seen declines in our BPH therapy and uterine health product lines. We believe the current worldwide economic crisis has resulted and may continue to result in some reductions in the procedures using our products.
Men’s health products. Net sales of men’s health products increased 6.6 percent to $116.4 million in the first six months of 2009 compared to $109.2 million in the first six months of 2008. This includes the negative impact of foreign currency exchange rates of approximately $4.9 million. The largest portion of this increase is in the male continence product line, driven by the continued success of the AdVance® male sling and the AMS 800® with InhibiZone®.
BPH therapy products. Net sales from BPH therapy products declined 9.8 percent to $53.5 million in the first six months of 2009 compared to $59.3 million in the same period in 2008, as this area of our business is more directly impacted by the recent economic pressures on hospital capital purchases. This was compounded in certain foreign distributor markets due to unfavorable foreign currency exchange rates, especially distributors that purchase from us in U.S. dollars but sell in local currencies. In addition, BPH therapy revenue was negatively impacted due to foreign currency exchange rates by approximately $2.3 million. We also experienced a decline in sales of our Thermatrx® product due to a shift away from microwave therapies for in-office procedures and lower in-office reimbursement rates for this therapy.
Women’s health products. Net sales of our women’s health products decreased 1.8 percent to $80.1 million in the first six months of 2009 compared to $81.6 million in the first six months of 2008. This includes the negative impact of foreign currency exchange rates of approximately $2.7 million. We experienced strong growth from the new Elevate® posterior and anterior transvaginal prolapse repair systems, which drove growth in the pelvic floor repair product line. The female continence product line remained relatively flat compared to the first six months of 2008, however, the MiniArc® sling contributed strong growth in dollars and units over the same period in 2008. Our Her Option® products experienced a decline in revenues and units compared to the first six months of 2008. Revenue growth in this area has been impacted as the industry continues to experience lower than expected adoption rates for office-based procedures, coupled with our strategy of growing higher margin procedure volume versus console sales.
Net sales by geography and foreign exchange effects. Net sales in the United States increased 2.8 percent to $179.1 million in the first six months of 2009 compared to $174.2 million in the first six months of 2008. This growth was led by our men’s health product lines. International net sales decreased 6.6 percent to $71.0 million in the first six months of 2009 compared to $75.9 million in the first six months of 2008, largely as a result of the negative impact of approximately $9.9 million in foreign currency exchange rate changes, with the strengthening of the U.S. dollar. This was offset by growth of $4.9 million, which was led by our male continence product line. International sales represented 28.4 percent and 30.4 percent of our total net sales in the first six months of 2009 and the first six months of 2008, respectively.
Gross profit. Gross profit improved to 82.0 percent of sales in the first six months of 2009 from 76.7 percent in the first six months of 2008. Margins increased in the first six months due to improved margins in our laser therapy products, as a result of improved reliability, which resulted in lower warranty and service costs. We also realized higher margins through cost containment, pricing gains and changes in the mix of products sold, particularly with lower capital sales than in the same period the previous year. Future gross profit will continue to depend upon product mix, production levels, labor costs, raw material costs and our ability to manage overhead costs.
Marketing and selling. Marketing and selling expenses as a percentage of revenue decreased to 34.5 percent in the first six months of 2009 compared to 36.5 percent in the first six months of 2008. This decrease is primarily the result of decreased distribution expenses due to lower fuel costs.
Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. Research and development expenses as a percentage of revenue increased to 10.4 percent in the first six months of 2009 compared to 9.1 percent in the same period of 2008. These ratios are in line with our long-term goal for spending on research and development of approximately ten percent of sales.
General and administrative. General and administrative expenses as a percentage of revenue increased to 9.0 percent in the first six months of 2009 compared to 8.3 percent in the first six months of 2008 mainly due to an increase in compensation expenses compared to the same period in the prior year. Our objective remains to leverage general and administrative expense as a percentage of sales.

Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The first six months of 2009 reflects decreased amortization expense over the same period of 2008 primarily due to the $17.1 million charge recognized in the fourth quarter of 2008 for the acceleration of amortization to adjust the carrying value of certain intangible assets related to the Thermatrx® and GreenLight PV® technology to their fair values, which results in lower on-going amortization expense.
Royalty income. Our royalty income is from licensing our intellectual property. We do not directly influence sales of the products on which these royalties are based and cannot give any assurance as to future income levels. Royalty income in the first six months of 2009 decreased approximately $1.0 million compared to the first six months of 2008 due to a one-time royalty payment of $1.5 million we received in the second quarter of 2008 related to a portion of our urinary continence technology acquired in 2006, offset by increased sales related to certain of our licensed technologies.
Interest income. Interest income in the first six months of 2009 and in the first six months of 2008 was relatively consistent and insignificant, as we used the majority of our excess cash in both periods to pay down debt.
Interest expense. Interest expense decreased by $4.5 million in the first six months of 2009 from the comparable period in 2008 mainly due to the impact of prepayments made over the past year. Interest expense includes interest incurred on our Convertible Notes, which carry a fixed interest rate of 3.25 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent. Our weighted average interest rate on the credit facility was 4.5 percent and 4.8 percent for the first six months of 2009 and the first six months of 2008, respectively. Average borrowings during the first six months of 2009 on the Credit Facility were $221.1 million, compared to $298.7 million in the first six months of 2008. Average borrowings on our Convertible Notes were $322.0 million and $373.8 million for the first six months of 2009 and 2008, respectively. We have entered into interest rate swaps, which were designated as cash flow hedging instruments and which have remaining terms of one to twelve months as of July 4, 2009. The notional amount of the hedges at July 4, 2009 represents a significant portion of our floating rate debt. The notional amount of the swap contracts amortizes over their terms, and the amount of floating rate debt hedged in the future will depend on prepayments and additional contracts.
Effective beginning in the first quarter of 2009, we adopted FSP APB 14-1, which changes the balance sheet classification of a component of our Convertible Notes between equity and debt, and results in additional non-cash economic interest cost being reflected in the statement of operations. This change in accounting has been applied to our prior period financial statements on a retrospective basis, as described in our financial statements in Note 2, Recently Issued and Adopted Accounting Pronouncements.
Amortization of financing costs. Amortization of financing costs in the first six months of 2009 and in the first six months of 2008 was $8.0 million and $9.0 million, respectively, and was comprised of the incremental non-cash interest cost of our Convertible Notes under FSP APB 14-1 and amortization of the costs associated with the issuance of the Credit Facility and Convertible Notes. The lower amortization in the first six months of 2009 was due to the impact of prepayments made over the past year, as we recognize a pro rata portion of the related debt discount and debt issuance costs when we retire debt.
Other income. Other income decreased by $0.7 million in the first six months of 2009 compared to the same period in 2008. The primary cause of the change in other income relates to a $1.2 million gain in the first six months of 2008 resulting from Iridex’s payment of receivables related to our sale of the Laserscope aesthetics business. In addition, the impact of fluctuations in foreign currencies against the U.S. dollar on foreign denominated inter-company receivables and payables impacted other income.
Provision for income taxes. Our effective income tax expense rate was 36.3 percent and 39.9 percent for the six months ended July 4, 2009 and June 28, 2008, respectively. The decrease in the effective tax rate between periods is primarily due to the reinstatement of the federal research and development tax credit during the fourth quarter of 2008 and a decrease in non-tax deductible stock compensation expense.
Liquidity and Capital Resources
Cash and cash equivalents were $29.6 million as of July 4, 2009, compared to $11.6 million as of January 3, 2009. In addition, short-term investments were $19.7 million as of July 4, 2009, compared to $31.3 million as of January 3, 2009. Short-term investments consist mostly of highly liquid money market funds that have not experienced any negative impact on liquidity or a decline in principal value. The overall increase in cash, cash equivalents and short-term investments is primarily due to cash generated by operating activities.
Cash flows from operating activities. Net cash provided by operating activities was $59.8 million in the first six months of 2009, versus $46.5 million provided during the comparable period of 2008, which is an increase of $13.3 million. This increase is partially driven by an increase in net income, adjusted for reclassifications and non-cash items, of $6.9 million, in the first six months of 2009, compared to the same period last year. In addition, cash used for accounts payable and accrued expenses was $17.0 million lower this period versus the same period last year, the most significant change being the cash payment of $15.0 million in the first quarter 2008, for settlement of litigation of the CryoGen arbitration award (see financial statements, Note 9, Litigation Settlements). These increases in cash flows from operating activities were offset by a decrease of $9.1 million in cash from inventories in the first six months of 2009 compared to the first six months of 2008.
Cash flows from investing activities. Cash provided by investing activities was $4.3 million during the first six months of 2009, versus $16.0 million used in the first six months of 2008. During the first six months of 2009, we made purchases of short-term money market investments and property, plant and equipment of $18.7 million and $2.5 million, respectively. These outflows of cash were offset by our sale of short-term investments of $30.5 million. In addition, we purchased a license for the exclusive rights to certain patents through the year 2018 for $9 million, of which $5 million was paid in June 2009, and the remaining $4 million is structured to be paid out quarterly within the next 2 years. During the first six months of 2008, we received $3.3 million of payments related to our disposal of the Laserscope business, offset by purchases of intangibles and property, plant and equipment.
Cash flows from financing activities. Cash used for financing activities was $46.0 million during the first six months of 2009, versus $36.9 million used in the same period of 2008. Cash used for repayment of long-term debt under our Credit Facility was $29.1 million and $41.7 million for the first six months of 2009 and 2008, respectively. In addition, we repurchased Convertible notes with a principal amount of $27.3 million for a cash payment of $21.1 million during the first six months of 2009. Thus, the total debt reduction in the first six months of 2009 was $56.4 million. Cash received from the issuance of common stock was $3.9 million and $3.7 million during the first six months of 2009 and 2008, respectively, the majority of which came from our employees exercising stock options.
Convertible Notes. We issued our Convertible Notes with a stated maturity of July 1, 2036 pursuant to an Indenture dated as of June 27, 2006 as supplemented by the first supplemental indenture dated September 6, 2006 (the Indenture) between us, certain of our significant domestic subsidiaries, as guarantors of the Convertible Notes, and U.S. Bank National Association, as trustee for the benefit of the holders of the Convertible Notes, which specifies the terms of the Convertible Notes. The Convertible Notes bear interest at the rate of 3.25 percent per year, payable semiannually. The Convertible Notes are our direct, unsecured, senior subordinated obligations, rank junior to our Credit Facility and will rank junior in right of payment to all of our future senior secured debt as provided in the Indenture.
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
The following table illustrates the number of shares issued upon full conversion of the Convertible Notes assuming various market prices for our stock:

The number of shares issued upon
If the market price of our stock is:	full conversion would be (1):
$20.00	0.5 million
$25.00	3.6 million
$30.00	5.7 million

(1)	The formula to calculate the shares issued upon full conversion of our Convertible Notes is as follows:

($312.0 million principal	x	Market price of stock at time of	-	$312.0 million	)	=	Shares issued
$19.406 conversion price		conversion		principal			upon full

		Market price of stock at time of conversion					conversion
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
The following table illustrates the number of common share equivalents that would potentially be included in weighted average common shares for the calculation of diluted EPS, assuming various market prices of our stock:

	The number of common share
If the average	equivalents potentially
market price of our	included in the computation of
stock is:	diluted EPS would be (1):	Percent Dilution (2)
$19.00	—(anti-dilutive)	0.0%
$20.00	0.5 million	0.6%
$25.00	3.6 million	4.6%
$30.00	5.7 million	7.1%

(1)	Common share equivalents are calculated using the treasury stock method, in accordance with EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.”

(2)	The percent dilution is based on 74,160,172 outstanding shares as of July 4, 2009.
For the three and six months ended July 4, 2009 and June 28, 2008, our Convertible Notes were excluded from the diluted net income per share calculation because the conversion price was greater than the average market price of our stock.
Credit Facility. On July 20, 2006, our wholly-owned subsidiary, American Medical Systems, Inc. (AMS), entered into a senior secured Credit Facility. AMS and each majority-owned domestic subsidiary of AMS are parties to the Credit Facility as guarantors of all of the obligations of AMS arising under the Credit Facility. The obligations of AMS and each of the guarantors arising under the Credit Facility are secured by a first priority security interest on substantially all of their respective assets, including a mortgage on the AMS facility in Minnetonka, Minnesota.
The six-year senior secured Credit Facility consists of (i) term loan debt and (ii) a revolving credit facility of up to $65.0 million which is available to fund ongoing working capital needs, including future capital expenditures and permitted acquisitions. During January 2008, we borrowed $12.0 million under the revolving credit facility to fund the payment of certain litigation settlements (refer to our financial statements, Note 9, Litigation Settlements). We repaid the outstanding balance with operating cash in February 2008. The administrative agent on our Credit Facility provides $25 million of the $65 million revolving credit facility and is facing financial difficulties. See Item 3. Quantitative and Qualitative Disclosures About Market Risk, Credit Risk section, for further discussion.
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
The financial covenants specified in the Credit Facility, as amended, are summarized as follows:

	For The Fiscal	Amended
Financial	Periods Ending	Required
Covenants	Closest to	Ratio

Total Leverage Ratio	6/30/09	4.00:1.00 (maximum)
	9/30/09	3.75:1.00
	12/31/09	3.50:1.00
	3/31/10	3.25:1.00
	Reductions	3.00:1.00
continuing until
6/30/10
Senior Leverage Ratio	6/30/09	2.00:1.00 (maximum)
	Thereafter	2.00:1.00
Interest Coverage Ratio	6/30/09	3.75:1.00 (minimum)
	9/30/09	4.00:1.00
	Thereafter	4.00:1.00
Fixed Charge Coverage Ratio	6/30/09	1.50:1.00 (minimum)
	Thereafter	1.50:1.00
Maximum Capital Expenditures	12/31/09	$17.5 million
	12/31/10	$20.0 million
As of July 4, 2009, we were in compliance with all financial covenants as defined in our Credit Facility which are summarized as follows:

Financial Covenant	Required Covenant	Actual Result

Total Leverage Ratio (1)	4.00:1.00 (maximum)	3.13
Senior Leverage Ratio (2)	2.00:1.00 (maximum)	1.22
Interest Coverage Ratio (3)	3.75:1.00 (minimum)	7.13
Fixed Charge Coverage Ratio (4)	1.50:1.00 (minimum)	2.34
Maximum Capital Expenditures (5)	$17.5 million	$2.46 million

(1)	Total outstanding debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(2)	Total outstanding senior secured debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(3)	Ratio of Consolidated Adjusted EBITDA for the trailing four quarters to cash interest expense for such period.

(4)	Ratio of Consolidated Adjusted EBITDA for the trailing four quarters to fixed charges (cash interest expense, scheduled principal payments on debt, capital expenditures, income taxes paid, earn-out and milestone payments) for such period.

(5)	Limit of capital expenditures for the full year.
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
Our borrowing arrangements are further described in our financial statements, Note 10, Debt.
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
Interest Rates
We have interest rate risk as a result of the floating LIBOR index that is used to determine the interest rates on our Credit Facility. Accordingly, we have entered into various fixed interest rate swap contracts. As of July 4, 2009, the notional amount of the outstanding swap contracts, which mature over the next twelve months, represented a significant portion of our floating rate debt. Based on a sensitivity analysis, as of July 4, 2009, an instantaneous and sustained 100-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a decrease in income before income taxes of approximately $1.1 million over the next 12 months. The estimated impact to income takes into account the mitigating effect of the interest rate swap agreements. The fair market value of the outstanding swap contracts is a derivative liability of $1.5 million at July 4, 2009. The notional amount of the contracts amortizes over their terms, and the amount of floating rate debt hedged in the future will depend on prepayments and additional contracts.
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
During the three and six month periods ended July 4, 2009, revenues from sales to customers outside the United States were 29.3 percent and 28.4 percent of total consolidated revenues, respectively. International accounts receivable was 41.7 percent, inventory was 6.4 percent, cash and short term investments were 25.6 percent, and accounts payable was 20.7 percent of total consolidated accounts for each of these items as of July 4, 2009. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $0.5 million and $0.9 million during the three and six months ended July 4, 2009, respectively.
We have entered into various foreign exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on our forecasted sales to and receivables from certain subsidiaries. At July 4, 2009, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $34.9 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $3.5 million. Actual amounts may differ.
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
To date, all previous lending commitments remain available to us, and we have not incurred any charges specific to the increased volatility in credit markets and credit risk. However, the administrative agent on our Credit Facility is facing financial difficulties. The administrative agent on our Credit Facility also provides $25 million of our $65 million revolving credit facility. If the administrative agent is unable to fulfill its commitments, we may need to amend our Credit Facility to designate a new administrative agent and a new revolving lender. Based on our existing cash and short-term investments, we may determine not to replace the portion of our revolving credit facility if the administrative agent cannot fulfill its commitments. Further, we do not expect our current or future credit risk exposures to have a significant impact on our operations. However, there can be no assurance that our business will not experience any adverse impact from credit risk in the future.
Inflation
We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of July 4, 2009.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during our second quarter ended July 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have been and are currently subject to various legal proceedings that arise in the ordinary course of business, including product liability claims and patent related issues. In May 2009, we received a subpoena from the Office of Inspector General (OIG) of the United States Department of Health and Human Services requesting certain documents related to specific business interactions with one customer since January 1, 2004 pertaining to our laser therapy products used to treat BPH. We have provided the documents requested by OIG and will continue to respond promptly to any additional requests for information. At this time we cannot predict the timing or outcome of the review.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of stockholders was held on April 30, 2009.
At the meeting, Anthony P. Bihl, III, Jane E. Kiernan and Thomas E. Timbie were reelected for a term expiring in May 2012. Albert Jay Graf and Robert McLellan, M.D. continue to serve as directors for terms expiring in May 2010, and Richard B. Emmitt, Christopher H. Porter, Ph. D. and D. Verne Sharma continue to serve as directors for terms expiring in May 2011.
Also at the meeting, shareholders approved an amendment to our 2005 Stock Incentive Plan, as amended and restated, to increase the number of shares of common stock issuable under the plan from 6,600,000 shares to 11,600,000 shares and certain other additional changes. In addition, shareholders ratified the appointment of Ernst & Young LLP as independent auditor for fiscal year 2009.
The results of the stockholder votes were as follows:

	For	Withheld
1. Election of Directors
Term expiring in 2012:
Anthony P. Bihl, III	66,641,854	3,654,184
Jane E. Kiernan	66,949,481	3,346,557
Thomas E. Timbie	66,947,394	3,348,644

				Broker
	For	Against	Abstain	Non-Votes
2. Approval of amendment to 2005 Stock Incentive Plan	55,076,786	11,324,450	51,922	3,842,879
3. Ratification of Ernst & Young LLP as independent auditor for fiscal year 2009	69,828,764	404,821	62,452	—

ITEM 6. EXHIBITS

Item No.	Item	Method of Filing
10.1	Form of Change in Control Severance Agreements (Version modified in 2009).	Filed with this Quarterly Report on Form 10-Q.

10.2	Employment Agreement, dated October 20, 2008, between Francois Georgelin and American Medical Systems Europe B.V.	Filed with this Quarterly Report on Form 10-Q.

10.3	Employment Agreement, effective as of April 1, 2009, between Joe W. Martin and American Medical Systems, Inc.	Filed with this Quarterly Report on Form 10-Q.

10.4	2005 Stock Incentive Plan (As Amended and Restated).	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Fiscal Quarter Ended April 4, 2009 (File No. 000-30733).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC

August 11, 2009	By	/s/ Anthony P. Bihl, III

Date		Anthony P. Bihl, III
President and Chief Executive Officer
(Principal Executive Officer)

August 11, 2009	By	/s/ Mark A. Heggestad

Date		Mark A. Heggestad
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Fiscal Quarter Ended July 4, 2009

Item No.	Item	Method of Filing
10.1	Form of Change in Control Severance Agreement (Version modified in 2009).	Filed with this Quarterly Report on Form 10-Q.

10.2	Employment Agreement, dated October 20, 2008, between Francois Georgelin and American Medical Systems Europe B.V.	Filed with this Quarterly Report on Form 10-Q.

10.3	Employment Agreement, effective as of April 1, 2009, between Joe W. Martin and American Medical Systems, Inc.	Filed with this Quarterly Report on Form 10-Q.

10.4	2005 Stock Incentive Plan (As Amended and Restated).	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Fiscal Quarter Ended April 4, 2009 (File No. 000-30733).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.