Form 10-Q
period 2009-10-03
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2009-11-10
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009
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
     ☐ Yes     ☑ No
     As of November 3, 2009 there were 74,443,224 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
		(a)		(a)
Net sales	$123,231	$117,468	$373,257	$367,627
Cost of sales	21,284	24,863	66,234	83,038

Gross profit	101,947	92,605	307,023	284,589

Operating expenses
Marketing and selling	42,489	42,226	128,690	133,608
Research and development	12,434	11,260	38,411	33,926
In-process research and development	—	7,500	—	7,500
General and administrative	10,459	9,728	32,898	30,435
Amortization of intangibles	3,358	4,334	10,024	12,981

Total operating expenses	68,740	75,048	210,023	218,450

Operating income	33,207	17,557	97,000	66,139

Other income (expense)
Royalty income	961	745	2,768	3,576
Interest income	17	203	163	555
Interest expense	(4,674)	(6,168)	(15,050)	(21,044)
Amortization of financing costs	(4,395)	(4,935)	(12,350)	(13,976)
Gain on extinguishment of debt	5,563	—	10,125	—
Gain on sale of non-strategic assets	17,446	—	17,446	—
Other (expense) income	(341)	(957)	935	973

Total other income (expense)	14,577	(11,112)	4,037	(29,916)

Income before income taxes	47,784	6,445	101,037	36,223

Provision for income taxes	19,163	2,940	38,471	14,813

Net income	$28,621	$3,505	$62,566	$21,410

Net income per share
Basic net earnings	$0.39	$0.05	$0.85	$0.29
Diluted net earnings	$0.38	$0.05	$0.84	$0.29

Weighted average common shares used in calculation
Basic	74,278	73,095	73,939	72,796
Diluted	74,998	74,209	74,456	73,945

(a)	Retroactively adjusted, as required by U.S. GAAP, for the change in accounting related to the Company’s 2036 Convertible Notes. See Note 2.
The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	October 3, 2009	January 3, 2009
	(Unaudited)	(a)
Assets
Current assets
Cash and cash equivalents	$29,746	$11,642
Short-term investments	19,765	31,323
Accounts receivable, net	88,198	93,078
Inventories, net	33,629	38,500
Deferred income taxes	13,321	12,908
Other current assets	5,148	6,858

Total current assets	189,807	194,309

Property, plant and equipment, net	44,777	48,280
Goodwill	691,017	690,097
Developed and core technology, net	54,295	62,315
Other intangibles, net	49,728	47,349
Other long-term assets, net	6,499	2,147

Total assets	$1,036,123	$1,044,497

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,848	$7,830
Income taxes payable	7,450	7,782
Accrued compensation expenses	23,859	22,876
Accrued warranty expense	2,429	3,287
Other accrued expenses	26,411	21,535

Total current liabilities	67,997	63,310

Long-term debt	368,187	484,582
Deferred income taxes	63,801	50,044
Long-term income taxes payable	16,735	15,327
Long-term employee benefit obligations	3,737	3,752

Total liabilities	520,457	617,015

Stockholders’ equity
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding: 74,438,773 shares at October 3, 2009 and 73,668,415 shares at January 3, 2009	745	737
Additional paid-in capital	393,750	369,594
Accumulated other comprehensive income	4,680	3,226
Retained earnings	116,491	53,925

Total stockholders’ equity	515,666	427,482

Total liabilities and stockholders’ equity	$1,036,123	$1,044,497

(a)	Retroactively adjusted, as required by U.S. GAAP, for the change in accounting related to the Company’s 2036 Convertible Notes. See Note 2.
The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)

	Nine Months Ended
	October 3, 2009	September 27, 2008
		(a)
Cash flows from operating activities
Net income	$62,566	$21,410

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	7,290	7,530
Amortization of intangibles	10,024	12,981
Amortization of financing costs	12,350	13,976
In-process research and development charges	—	7,500
Non-cash impairment of available-for-sale securities	—	843
Excess tax benefit from exercise of stock options	(486)	(1,265)
Tax benefit on exercised stock option arrangements	1,336	1,187
Settlement of derivative contracts, net	171	(560)
Change in net deferred income taxes	3,708	6,821
Gain on extinguishment of debt	(10,125)	—
Gain on sale of non-strategic assets	(17,446)	—
Stock-based compensation	6,649	7,135

Changes in operating assets and liabilities:
Accounts receivable	6,276	13,922
Inventories	5,714	15,457
Accounts payable and accrued expenses	9,466	(29,021)
Other assets	(308)	711

Net cash provided by operating activities	97,185	78,627

Cash flows from investing activities
Purchase of property, plant and equipment	(3,688)	(4,139)
Settlement of derivative contracts, net	(171)	560
Disposal of business	—	4,690
Sale of non-strategic assets, net	18,982	—
Purchase of investments in technology	—	(7,500)
Purchase of other intangibles	(5,392)	(1,262)
Purchase of short-term investments	(18,743)	(38,223)
Sale of short-term investments	30,638	16,563

Net cash provided by (used in) investing activities	21,626	(29,311)

Cash flows from financing activities
Issuance of common stock	6,416	7,358
Excess tax benefit from exercise of stock options	486	1,265
Debt issuance costs	(7,697)	—
Repurchase of convertible senior subordinated notes	(21,125)	—
Payments on senior secured credit facility	(78,173)	(79,018)
Proceeds from short-term borrowings	—	12,000
Repayments of short-term borrowings	—	(12,000)

Net cash used in financing activities	(100,093)	(70,395)

Effect of currency exchange rates on cash	(614)	(152)

Net increase (decrease) in cash and cash equivalents	18,104	(21,231)

Cash and cash equivalents at beginning of period	11,642	34,044

Cash and cash equivalents at end of period	$29,746	$12,813

Supplemental disclosure
Cash paid for interest	$12,353	$27,432
Cash paid for taxes	$28,915	$8,189

(a)	Retroactively adjusted, as required by U.S. GAAP, for the change in accounting related to the Company’s 2036 Convertible Notes. See Note 2.
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
We have prepared the consolidated financial statements included in this Quarterly Report on Form 10-Q without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal 2008. All amounts presented in tables are in thousands, except per share data.
These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.
We have a 52 or 53 week fiscal year ending on the Saturday nearest December 31. Accordingly, the third fiscal quarters of 2009 and 2008 are represented by the three month periods ended on October 3, 2009 and September 27, 2008, respectively. We have evaluated all subsequent events after the balance sheet date of October 3, 2009 through November 10, 2009, which is the date the consolidated financial statements were issued.
2. Recently Issued and Adopted Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (the Codification). The Codification reorganized existing U.S. accounting and reporting standards into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification, except for rules and interpretive releases of the SEC, which are also sources of authoritative U.S. GAAP for SEC registrants, is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. We adopted the Codification in our interim period ended October 3, 2009. The adoption of the Codification changed our references to U.S. GAAP, but it had no impact on our consolidated financial position or results of operations.
In September 2006, the FASB issued new guidance for using fair value to measure assets and liabilities. The new guidance, which is now a part of Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. The new guidance applies whenever other pronouncements require or permit assets or liabilities to be measured by fair value and while not requiring new fair value measurements, may change current practices. The new fair value guidance was effective for fiscal years beginning after November 15, 2007. We adopted the new guidance for our fiscal year beginning December 30, 2007. See Note 11, Fair Value Measurements, for additional information and required disclosures.
Effective January 4, 2009, we adopted the new fair value guidance for all non-financial assets and non-financial liabilities that are not recognized or disclosed in the financial statements on a recurring basis (at least annually). These include goodwill and other non-amortizable intangibles assets. The adoption of the fair value guidance to non-financial assets and liabilities did not have a material impact on our consolidated results of operations or financial position.
In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now a part of ASC 805, Business Combinations, established requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. Some of the key requirements relate to the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in-process research and development (IPR&D) as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording the fair value of contingent liabilities that are more likely than not to occur at the date of an acquisition. The revised guidance also includes new disclosure requirements. Generally, the effect of the accounting for acquisitions will depend on future acquisitions, as we will apply its provisions to business combinations occurring subsequent to January 4, 2009. In addition, the accounting for the resolution of any tax uncertainties remaining related to previous acquisitions will be subject to the provisions of the amended guidance in ASC 805, Business Combinations. We do not expect the adoption of the revised guidance to have a material impact on our consolidated financial statements.
In April 2009, the FASB issued new guidance related to assets acquired and liabilities assumed in a business combination that arise from contingencies. The new guidance, which is now a part of ASC 805, Business Combinations, applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies and requires the acquirer to recognize such assets and liabilities if the acquisition date fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined during the measurement period, the asset or liability should be recognized at the acquisition date if the following criteria are met: (1) information available before the end of the measurement period indicates it is probable that an asset existed or a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. The new guidance is effective for business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after December 15, 2008, and we will apply the new guidance to business combinations occurring after January 4, 2009. We do not expect the adoption of the new guidance to have a material impact on our consolidated financial statements.
In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now a part of ASC 815, Derivatives and Hedging Activities, requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. The provisions of the new guidance were effective for fiscal years and interim periods beginning after November 15, 2008. We adopted the new guidance in the first quarter of 2009. See Note 12, Derivative Instruments and Hedging Activities, for additional information, including required disclosures. The adoption did not have a material impact on our consolidated financial position or results of operations, as it is a disclosure only standard.
Effective January 4, 2009, we adopted new FASB guidance on accounting for convertible debt. The new guidance, which is now a part of ASC 470, Debt, changes the balance sheet classification of a component of our convertible notes between equity and debt, and results in additional non-cash economic interest cost being reflected in the statement of operations. This change in accounting for our convertible notes has been applied to our prior period financial statements on a retrospective basis in accordance with ASC 250, Accounting Changes and Error Corrections. Retained earnings as of December 29, 2007 has been reduced by $12.7 million, and additional paid in capital has been increased by $67.9 million, to reflect the cumulative effect of the application of the change in accounting to all prior periods.
The following table illustrates the impact of the adoption of the new convertible debt guidance on certain financial statement line items in the Consolidated Statements of Operations for the three and nine months ended October 3, 2009 and September 27, 2008.

	Three Months Ended October 3, 2009			Three Months Ended September 27, 2008
	Previous	Effect of	Current	As	Effect of	As
(in thousands, except per share data)	Method	Change	Method	Reported	Change	Adjusted
Net income	$22,456	$6,165	$28,621	$5,734	$(2,229)	$3,505

Basic net income per share	$0.30	0.09	$0.39	$0.08	(0.03)	$0.05
Diluted net income per share	$0.30	0.08	$0.38	$0.08	(0.03)	$0.05

	Nine Months Ended October 3, 2009			Nine Months Ended September 27, 2008
	Previous	Effect of	Current	As	Effect of	As
(in thousands, except per share data)	Method	Change	Method	Reported	Change	Adjusted
Net income	$60,962	$1,604	$62,566	$27,939	$(6,529)	$21,410

Basic net income per share	$0.82	$0.03	$0.85	$0.38	$(0.09)	$0.29
Diluted net income per share	$0.82	$0.02	$0.84	$0.38	$(0.09)	$0.29

In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now a part of ASC 825, Financial Instruments, requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The new guidance is effective for interim and annual periods ending after June 15, 2009. We adopted the new guidance for our interim period ending July 4, 2009. See Note 11, Fair Value Measurements, for additional information and required disclosures. The adoption did not have a material impact on our consolidated financial position or results of operations, as it is a disclosure only standard.
In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now a part of ASC 855, Subsequent Events, establishes the accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted the new guidance for our interim period ending July 4, 2009. See Note 1, Basis of Presentation, for the related disclosures. The adoption of the new guidance and the related disclosures had no impact on our consolidated financial position or results of operations.
3. Stock-Based Compensation
At October 3, 2009, the 2005 Stock Incentive Plan, as amended and restated (2005 Plan), is our one active stock-based employee compensation plan under which new awards may be granted. Awards may include incentive stock options, non-qualified option grants or restricted stock. Amounts recognized in our financial statements related to stock-based compensation were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Cost of sales	$230	$452	$716	$1,455
Marketing and selling	489	848	1,456	2,539
Research and development	296	559	885	1,675
General and administrative	1,158	665	3,592	1,466

Total stock-based compensation expense	$2,173	$2,524	$6,649	$7,135

Options granted under the 2005 Plan generally become exercisable for twenty-five percent of the shares on the first anniversary date of the grant and 6.25 percent at the end of each quarter thereafter. Options are granted with an exercise price equal to the fair market value of the common stock on the date of the grant.
Options granted under our 2005 Plan generally have a stated expiration, if not exercised or earlier terminated, seven years after the date of grant. Options that were granted under our 2000 Equity Incentive Plan (2000 Plan) generally have a stated expiration, if not exercised or earlier terminated, ten years after the date of grant.
Activity under our 2005 Plan and 2000 Plan for the nine months ended October 3, 2009 was as follows:

		Weighted average	Aggregate
	Options	exercise price	Intrinsic
	outstanding	per share	Value
			(in thousands)
Balance at January 3, 2009	7,020,341	$15.50
Granted	1,681,874	12.01
Exercised	(508,839)	8.53
Cancelled or expired	(688,685)	16.60

Balance at October 3, 2009	7,504,691	$15.09	$17,230

Options exercisable at October 3, 2009	4,482,840	$15.92	$8,954

The total intrinsic value of options exercised during the three and nine months ended October 3, 2009 was $1.7 million and $3.7 million, respectively. As of October 3, 2009, we had $15.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 2.6 years.

4. Earnings per Share
The following table presents information necessary to calculate basic and diluted net income per common share and common share equivalents.

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net income	$28,621	$3,505	$62,566	$21,410

Weighted-average shares outstanding for basic net income per share	74,278	73,095	73,939	72,796
Dilutive effect of stock options and restricted shares	720	1,114	517	1,149

Adjusted weighted-average shares outstanding for diluted net income per share	74,998	74,209	74,456	73,945

Net income per share
Basic net earnings	$0.39	$0.05	$0.85	$0.29
Diluted net earnings	$0.38	$0.05	$0.84	$0.29
There were 4,411,863 and 5,981,657 weighted shares outstanding for the three and nine month periods ended October 3, 2009, respectively, which were excluded from the diluted net income per share computation because the impact would have been anti-dilutive. For the three and nine month periods ended September 27, 2008, there were 3,891,772 and 3,785,933 weighted shares outstanding, respectively, which were excluded from the diluted net income per share computation because the impact would have been anti-dilutive. In addition, our convertible notes (see Note 10, Debt) were excluded from the diluted net income per share calculation for all periods presented because the conversion price was greater than the average market price of our stock during the periods.
5. Inventories
Inventories consist of the following as of October 3, 2009 and January 3, 2009:

(in thousands)	October 3, 2009	January 3, 2009

Raw materials	$7,628	$11,611
Work in process	3,845	4,841
Finished goods	28,568	26,283
Obsolescence reserve	(6,412)	(4,235)

Net inventories	$33,629	$38,500

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
Changes in the warranty balance during the three and nine months ended October 3, 2009 and September 27, 2008 are presented below:

	Three Months Ended		Nine Months Ended
(in thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Balance, beginning of period	$2,469	$3,598	$3,287	$3,001
Provisions for warranty	313	1,122	1,276	4,856
Claims processed	(353)	(1,242)	(2,134)	(4,379)

Balance, end of period	$2,429	$3,478	$2,429	$3,478

7. Comprehensive Income
Comprehensive income is the sum of net income as reported and other comprehensive income (loss). Other comprehensive income (loss) resulted from foreign currency translation adjustments, gains (losses) on derivative instruments qualifying as hedges, and gains on available-for-sales investments. For more information on derivatives, see Note 12, Derivative Instruments and Hedging Activities. Comprehensive income for the three and nine months ended October 3, 2009 and September 27, 2008 was:

	Three Months Ended
(in thousands)	October 3, 2009	September 27, 2008

Net income	$28,621	$3,505
Foreign currency translation gain (loss), net of taxes of ($0) and $71, respectively	927	(1,786)
Fair value adjustment on derivatives designated as cash flow hedges, net of taxes of $822 and ($350), respectively	(1,321)	579
Reclassification adjustments on cash flow hedges settled and included in net income, net of tax of ($582) and $159, respectively	1,071	(263)
Unrealized gain on available-for-sale securities, net of taxes of ($48) and ($62), respectively	80	102

Comprehensive income	$29,378	$2,137

	Nine Months Ended
(in thousands)	October 3, 2009	September 27, 2008

Net income	$62,566	$21,410
Foreign currency translation gain, net of taxes of ($7) and ($255), respectively	2,221	6
Fair value adjustment on derivatives designated as cash flow hedges, net of taxes of $1,735 and ($673), respectively	(2,867)	1,112
Reclassification adjustments on cash flow hedges settled and included in net income, net of tax of ($1,144) and $237, respectively	1,891	(392)
Recognition of previously unrealized losses on available-for-sale securities, net of taxes of ($263)	—	433
Unrealized gain on available-for-sale securities, net of taxes of ($123) and ($127), respectively	209	210

Comprehensive income	$64,020	$22,779

The after-tax components of accumulated other comprehensive income (loss) as of October 3, 2009 and January 3, 2009, were as follows:

Net Unrealized
	Gain (Loss) on				Total
	Derivative		Foreign	Net Unrealized	Accumulated
	Instruments	Post-retirement	Currency	(Loss) Gain on	Other
	Qualifying as	Plan Liability	Translation	Available-for-	Comprehensive
(in thousands)	Hedges	Adjustment	Adjustment	sale Investments	Income

Balance at January 3, 2009	$(1,982)	$(180)	$5,490	$(102)	$3,226

Balance at October 3, 2009	$(2,958)	$(180)	$7,711	$107	$4,680

8. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine month period ending October 3, 2009 were:

Nine Months Ended
(in thousands)	October 3, 2009
|
Goodwill, beginning of the period	$690,097
Effect of currency translation	920

Goodwill, end of the period	$691,017

The following table provides additional information concerning intangible assets:

	October 3, 2009			January 3, 2009
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	value	amount	amortization	value

Developed and core technology	$137,553	$(83,258)	$54,295	$137,553	$(75,238)	$62,315

Other intangibles
Amortized
Patents	11,510	(9,600)	1,910	11,510	(9,317)	2,193
Licenses	15,231	(8,764)	6,467	9,312	(7,659)	1,653
Royalty agreement	—	—	—	2,970	(1,148)	1,822
Trademarks	2,233	(1,682)	551	2,208	(1,327)	881

Total amortized other intangible assets	28,974	(20,046)	8,928	26,000	(19,451)	6,549

Unamortized
Trademarks	40,800	—	40,800	40,800	—	40,800

Total other intangibles	69,774	(20,046)	49,728	66,800	(19,451)	47,349

Total intangible assets	$207,327	$(103,304)	$104,023	$204,353	$(94,689)	$109,664

	Three Months Ended		Nine Months Ended
(in thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Amortization expense	$3,358	$4,334	$10,024	$12,981
The estimated amortization expense for currently-owned intangibles, as presented above, for the years 2009 through 2013 is $13.1 million, $12.2 million, $11.5 million, $9.4 million and $8.8 million, respectively.
During the second quarter of 2009, we purchased a license for the exclusive rights to certain patents through the year 2018 for $9 million, of which $5.4 million has been paid as of October 3, 2009, and the remaining $3.6 million is structured to be paid out within approximately two years, in quarterly intervals. All payments related to the patents are included in licenses and will be amortized over approximately nine years, which is the expected useful life of the patents.
During the third quarter of 2009, we sold our female sterilization assets and technology (Ovion technology) to Conceptus, Inc. for $23.6 million. The consideration, less the carrying value of the intangible asset and related disposal costs resulted in a pre-tax gain of $17.4 million, which is included in “gain on sale of non-strategic asset” in the Consolidated Statements of Operations.
9. Litigation Settlements
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
The six-year senior secured Credit Facility consists of (i) term loan debt and (ii) a revolving credit facility of up to $65.0 million which is available to fund ongoing working capital needs, including future capital expenditures and permitted acquisitions. During January 2008, we borrowed $12.0 million under the revolving credit facility to fund the payment of certain litigation settlements (refer to Note 9, Litigation Settlements). We repaid the outstanding balance with operating cash in February 2008. As of October 3, 2009 and January 3, 2009, there were $150.6 million and $228.8 million, respectively, of term loans outstanding under the Credit Facility.
At our option, term loans under the Credit Facility (other than swing line loans) bear interest at a variable rate based on LIBOR or an alternative variable rate based on the greater of the prime rate or the federal funds effective rate plus 0.5 of 1.0 percent (Federal Funds Rate) plus an applicable margin. The applicable margin for term loans based on LIBOR is 2.25 percent per annum, while the applicable margin for term loans based on the prime rate or the Federal Funds Rate is 1.25 percent per annum. As of October 3, 2009, all debt under the Credit Facility had a variable interest rate based on the LIBOR index. The applicable margin for loans under the revolving credit facility is determined by reference to our total leverage ratio, as defined in the Credit Facility. In addition to initial Credit Facility fees and reimbursement of agent expenses, we are obligated to pay commitment fees on the revolving credit facility.
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
Amortization and other prepayments of $49.1 million and $78.2 million were made during the three and nine months ended October 3, 2009, respectively. Amortization and other prepayments of $37.3 million and $79.0 million were made during the three and nine months ended September 27, 2008, respectively.
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

Fees of $10.5 million are classified as debt discount and are being accreted to amortization of financing costs using the effective interest method over a six year period. Additional debt issuance costs of approximately $2.4 million are recorded as other long-term assets and are being amortized over six years using the straight-line method. Upon payment of the prepayments described above, a pro rata portion of the related discount and debt issuance costs of $0.9 million and $1.4 million was immediately charged to amortization of financing costs in the three and nine months ending October 3, 2009, respectively, and $0.9 million and $1.9 million was immediately charged to amortization of financing costs in the three and nine months ending September 27, 2008, respectively.
Amendment of Credit Facility
On August 12, 2009, we received a Consent and Second Amendment to our Credit Facility, which allowed us to exchange a portion of our existing convertible senior subordinated notes for new convertible senior subordinated notes as discussed below. On October 29, 2007, we entered into a First Amendment of our Credit Facility to modify certain financial covenant ratios as defined in the Credit Facility (the Amendment). Pursuant to the terms of the Amendment, certain of the financial tests and covenants provided in Section 6.8 of the Credit Facility were amended and restated, including the interest coverage ratio, the total leverage ratio, the fixed charge coverage ratio, and the prior year maximum consolidated capital expenditures.
Convertible Senior Subordinated Notes Due 2036
On June 27, 2006, we issued convertible senior subordinated notes with a stated maturity of July 1, 2036 (the 2036 Notes). The 2036 Notes bear a fixed interest rate of 3.25 percent per year, payable semiannually. The 2036 Notes are our direct, unsecured, senior subordinated obligations, rank junior to the senior secured Credit Facility and will rank junior in right of payment to all of our future senior secured debt as provided in the indenture for the 2036 Notes. The 2036 Notes have the same rank as our convertible notes that are due in 2041, which are discussed below.
As discussed in Note 2, Recently Issued and Adopted Accounting Pronouncements, effective January 4, 2009, we account for our 2036 Notes by separately accounting for the liability and equity components of our 2036 Notes in a manner that will reflect our nonconvertible debt borrowing rate when interest and amortization cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its carrying amount will be treated as debt discount and amortized using the interest method. This change in accounting for our 2036 Notes has been applied to our prior period financial statements on a retrospective basis, as required by U.S. GAAP.
In March 2009, we repurchased 2036 Notes with a principal amount of $27.3 million in exchange for a cash payment of $21.1 million. In connection with this transaction, we recorded a pre-tax gain on extinguishment of debt of $4.6 million in the first quarter of 2009.
On September 21, 2009, we exchanged $250.0 million in principal of the 2036 Notes for $250.0 million in principal of new convertible senior subordinated notes with a stated maturity of September 15, 2041 (the 2041 Notes). We accounted for this transaction as an extinguishment of debt in accordance with U.S. GAAP, and we recorded a pre-tax gain on extinguishment of $5.6 million in the third quarter of 2009. Further information on the 2041 Notes is provided following this section.
The equity component of our 2036 Notes was $45.4 million and $105.0 million as of October 3, 2009 and January 3, 2009, respectively, and is recorded in additional paid-in capital. As of October 3, 2009, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $62.0 million, $12.2 million and $49.8 million, respectively. The unamortized discount will be amortized over a remaining period of 3.8 years and the amortization expense is included in “amortization of financing costs” on the Consolidated Statements of Operations. As of January 3, 2009, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $339.3 million, $77.2 million and $262.1 million, respectively. The effective interest rate on the liability component was 9.5% for each of the three and nine months ended October 3, 2009 and September 27, 2008. During the three and nine months ended October 3, 2009, we recognized $2.2 million and $7.5 million, respectively, of interest expense representing the contractual interest coupon on our 2036 Notes, and $3.0 million and $9.7 million, respectively, of amortization expense related to the discount on the liability component. During the three and nine months ended September 27, 2008, we recognized $3.0 million and $9.1 million, respectively, of interest expense representing the contractual interest coupon on our 2036 Notes, and $3.6 million and $10.7 million, respectively, of amortization expense related to the discount on the liability component.
In addition to regular interest on the 2036 Notes, we will also pay contingent interest beginning July 1, 2011 at 0.25% of the average trading price of the 2036 Notes, if the average trading price for the five consecutive trading days immediately before the last trading day preceding the relevant six-month period equals or exceeds 120 percent of the principal amount of the 2036 Notes.

Our 2036 Notes are convertible under the following circumstances for cash and shares of our common stock, if any, at a conversion rate of 51.5318 shares of our common stock per $1,000 principal amount of 2036 Notes (which is equal to an initial conversion price of approximately $19.406 per share), subject to adjustment: (1) when, during any fiscal quarter, the last reported sale price of our common stock is greater than 130% of the conversion price for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding fiscal quarter; (2) during the five trading days immediately after any five consecutive trading-day period in which the trading price of a 2036 Note for each day of that period was less than 98% of the product of the closing price of our common stock and the applicable conversion rate; (3) if specified distributions to holders of our common stock occur; (4) if we call the 2036 Notes for redemption; (5) if an event or change occurs that results in conversion according to the Indenture; or (6) during the 60 days prior to, but excluding, any scheduled repurchase date or maturity date. Upon conversion, we would be required to satisfy up to 100 percent of the principal amount of the 2036 Notes solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock. If a holder elects to convert its 2036 Notes in connection with a designated event or change that occurs prior to July 1, 2013, we will pay, to the extent described in the Indenture, a make whole premium by increasing the conversion rate applicable to such 2036 Notes. Conversion of our 2036 Notes into common stock could result in dilution to our shareholders. From time to time, our 2036 Notes hold a fair value below their conversion rate. Any redemption due to the trading price discount, described in (2) above, would be subject to the restrictions imposed by the Credit Facility and would occur at the lower of market or conversion value, which would likely be substantially below the par value of the debt. All of the above conversion rights will be subject to certain limitations imposed by our Credit Facility.
We have the right to redeem for cash all or a portion of the 2036 Notes on or after July 6, 2011 at specified redemption prices as provided in the Indenture plus accrued and unpaid interest and contingent interest. Holders of the 2036 Notes may require us to purchase all or a portion of their 2036 Notes for cash on July 1, 2013; July 1, 2016; July 1, 2021; July 1, 2026; and July 1, 2031 or in the event of a designated event or change, at a purchase price equal to 100 percent of the principal amount of the 2036 Notes to be repurchased plus accrued and unpaid interest and contingent interest.
Convertible Senior Subordinated Notes Due 2041
On September 21, 2009, we exchanged $250.0 million in principal amount of our 2036 Notes for newly issued 2041 Notes. The 2041 Notes bear a fixed interest rate of 4.0 percent per year, payable semiannually. The 2041 Notes are our direct, unsecured, senior subordinated obligations, rank junior to the senior secured Credit Facility and will rank junior in right of payment to all of our future senior debt as provided in the indenture for the 2041 Notes. The 2041 Notes have the same rank as our 2036 Notes.
We account for the 2041 Notes in accordance with U.S. GAAP, which requires separately accounting for the liability and equity components of our 2041 Notes in a matter that reflects our nonconvertible debt borrowing rate when interest and amortization cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its carrying amount will be treated as debt discount and amortized using the interest method. In addition, debt issuance costs of approximately $7.7 million were allocated to the liability and equity components in proportion to the allocation of principal of the 2041 Notes. Approximately $5.3 million of the debt issuance costs were allocated to the liability component, recorded in other long-term assets, and are being amortized using the straight line method over seven years (representing the time period until the first put date under the 2041 Notes). Approximately $2.4 million of the debt issuance costs were allocated to the equity component and are treated as equity issuance costs and are not amortized.
The equity component of our 2041 Notes was $76.4 million as of October 3, 2009, and is recorded in additional paid-in capital. As of October 3, 2009, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $250.0 million, $78.6 million and $171.4 million, respectively. The unamortized discount will be amortized over a remaining period of 7 years and the amortization expense is included in “amortization of financing costs” on the Consolidated Statements of Operations. The effective interest rate on the liability component was 10.2% for the three months ended October 3, 2009. During the three months ended October 3, 2009, we recognized $0.4 million of interest expense representing the contractual interest coupon on our 2041 Notes, and $0.2 million of amortization expense related to the discount on the liability component.
In addition to regular interest on the 2041 Notes, we will also pay contingent interest beginning September 15, 2016 at 0.75% of the average trading price of the 2041 Notes, if the average trading price for the five trading days immediately before the first trading day preceding the relevant six-month period equals or exceeds 130 percent of the principal amount of the 2041 Notes.
Our 2041 Notes are convertible under the following circumstances for cash and shares of our common stock, if any, at a conversion rate of 51.5318 shares of our common stock per $1,000 principal amount of 2041 Notes (which is equal to an initial conversion price of approximately $19.406 per share), subject to adjustment: (1) when, during any fiscal quarter commencing after January 2, 2010 (and only during such fiscal quarter), the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on the applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2041 Notes for each day of that period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate; (3) if we call the 2041 Notes for redemption; (4) if specified distributions to holders of our common stock occur; (5) if an event or change occurs that results in conversion according to the Indenture; or (6) during the 60 days prior to, but excluding, any scheduled repurchase date or maturity date. Upon conversion, we would be required to satisfy up to 100 percent of the principal amount of the 2041 Notes solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock. If a holder elects to convert its 2041 Notes in connection with a designated event or change, we will pay, to the extent described in the Indenture, a make whole premium by increasing the conversion rate applicable to such 2041 Notes. Conversion of our 2041 Notes into common stock could result in dilution to our shareholders. Similar to our 2036 Notes, from time to time, our 2041 Notes may hold a fair value below their conversion rate. Any redemption due to the trading price discount, described in (2) above, would be subject to the restrictions imposed by the Credit Facility and would occur at the lower of market or conversion value, which would likely be substantially below the par value of the debt. All of the above conversion rights will be subject to certain limitations imposed by our Credit Facility.
We have the right to redeem for cash all or a portion of the 2041 Notes on or after September 15, 2016 at specified redemption prices as provided in the Indenture plus accrued and unpaid interest and contingent interest. Holders of the 2041 Notes may require us to purchase all or a portion of their 2041 Notes for cash on September 15, 2016 or in the event of a designated event or change, at a purchase price equal to 100 percent of the principal amount of the 2041 Notes to be repurchased plus accrued and unpaid interest and contingent interest.
Supplemental Guarantor Information
The 2036 Notes and the 2041 Notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by four of our significant domestic subsidiaries: American Medical Systems, Inc., AMS Sales Corporation, AMS Research Corporation and Laserscope (the Guarantor Subsidiaries). Each of the subsidiary guarantors is 100 percent owned by us. The guarantees are joint and several, and are subordinated in right of payment to the guaranteed obligations of our significant domestic subsidiaries under our senior Credit Facility.
The following supplemental condensed consolidating financial information presents the statements of operations for each of the three and nine month periods ended October 3, 2009 and September 27, 2008, the balance sheets as of October 3, 2009 and January 3, 2009, and the statements of cash flows for each of the nine month periods ended October 3, 2009 and September 27, 2008, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group. These statements have been retrospectively adjusted, as required by U.S. GAAP, for the change in accounting for convertible debt (see Note 2, Recently Issued and Adopted Accounting Pronouncements). In the condensed consolidating financial statements, we and the Guarantor Subsidiaries account for investment in wholly-owned subsidiaries using the equity method.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended October 3, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$115,207	$23,770	$(15,746)	$123,231

Cost of sales	—	21,203	15,643	(15,562)	21,284

Gross profit	—	94,004	8,127	(184)	101,947

Operating expenses
Marketing and selling	—	32,831	9,658	—	42,489
Research and development	—	12,450	(16)	—	12,434
General and administrative	—	10,459	—	—	10,459
Amortization of intangibles	—	3,358	—	—	3,358

Total operating expenses	—	59,098	9,642	—	68,740

Operating income	—	34,906	(1,515)	(184)	33,207

Other (expense) income
Royalty income	—	961	—	—	961
Interest income	—	39	12	(34)	17
Interest expense	(2,609)	(2,058)	(41)	34	(4,674)
Amortization of financing costs	(3,290)	(1,105)	—	—	(4,395)
Gain on extinguishment of debt	5,563	—	—	—	5,563
Gain on sale of non-strategic assets	—	17,446	—	—	17,446
Other income (expense)	—	(584)	224	19	(341)

Total other (expense) income	(336)	14,699	195	19	14,577

(Loss) income before income taxes	(336)	49,605	(1,320)	(165)	47,784

Provision for income taxes	(127)	19,813	(460)	(63)	19,163
Equity in earnings of subsidiary	28,932	(860)	—	(28,072)	—

Net income (loss)	$28,723	$28,932	$(860)	$(28,174)	$28,621

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Nine Months Ended October 3, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$340,272	$79,111	$(46,126)	$373,257

Cost of sales	—	65,623	46,960	(46,349)	66,234

Gross profit	—	274,649	32,151	223	307,023

Operating expenses
Marketing and selling	—	100,368	28,322	—	128,690
Research and development	—	38,434	(23)	—	38,411
General and administrative	—	32,898	—	—	32,898
Amortization of intangibles	—	10,024	—	—	10,024

Total operating expenses	—	181,724	28,299	—	210,023

Operating income	—	92,925	3,852	223	97,000

Other (expense) income
Royalty income	—	2,768	—	—	2,768
Interest income	—	247	48	(132)	163
Interest expense	(7,858)	(7,168)	(156)	132	(15,050)
Amortization of financing costs	(10,052)	(2,298)	—	—	(12,350)
Gain on extinguishment of debt	10,125	—	—	—	10,125
Gain on sale of non-strategic assets	—	17,446	—	—	17,446
Other income (expense)	—	566	348	21	935

Total other (expense) income	(7,785)	11,561	240	21	4,037

(Loss) income before income taxes	(7,785)	104,486	4,092	244	101,037

Provision for income taxes	(2,936)	39,893	1,424	90	38,471
Equity in earnings of subsidiary	67,261	2,668	—	(69,929)	—

Net income	$62,412	$67,261	$2,668	$(69,775)	$62,566

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended September 27, 2008
	(a)				(a)
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$106,020	$25,737	$(14,289)	$117,468

Cost of sales	—	25,099	14,486	(14,722)	24,863

Gross profit	—	80,921	11,251	433	92,605

Operating expenses
Marketing and selling	—	32,483	9,743	—	42,226
Research and development	—	11,260	—	—	11,260
In-process research and development	—	7,500	—	—	7,500
General and administrative	—	9,728	—	—	9,728
Amortization of intangibles	—	3,465	869	—	4,334

Total operating expenses	—	64,436	10,612	—	75,048

Operating income	—	16,485	639	433	17,557

Other (expense) income
Royalty income	—	745	—	—	745
Interest income	—	228	31	(56)	203
Interest expense	(3,037)	(3,129)	(58)	56	(6,168)
Amortization of financing costs	(3,682)	(1,253)	—	—	(4,935)
Other income (expense)	—	(468)	(473)	(16)	(957)

Total other (expense) income	(6,719)	(3,877)	(500)	(16)	(11,112)

(Loss) income before income taxes	(6,719)	12,608	139	417	6,445

Provision for income taxes	(3,115)	5,664	203	188	2,940
Equity in earnings of subsidiary	6,880	(64)	—	(6,816)	—

Net income (loss)	$3,276	$6,880	$(64)	$(6,587)	$3,505

(a)	Retroactively adjusted, as required by U.S. GAAP, for the change in accounting related to our 2036 Convertible Notes. See Note 2.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Nine Months Ended September 27, 2008
	(a)				(a)
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$332,505	$84,572	$(49,450)	$367,627

Cost of sales	—	82,277	50,567	(49,806)	83,038

Gross profit	—	250,228	34,005	356	284,589

Operating expenses
Marketing and selling	—	102,647	30,961	—	133,608
Research and development	—	33,926	—	—	33,926
In-process research and development	—	7,500	—	—	7,500
General and administrative	—	30,434	1	—	30,435
Amortization of intangibles	—	10,372	2,609	—	12,981

Total operating expenses	—	184,879	33,571	—	218,450

Operating income	—	65,349	434	356	66,139

Other (expense) income
Royalty income	—	2,076	1,500	—	3,576
Interest income	—	1,269	64	(778)	555
Interest expense	(9,111)	(11,921)	(790)	778	(21,044)
Amortization of financing costs	(10,793)	(3,183)	—	—	(13,976)
Other income (expense)	—	1,476	(512)	9	973

Total other (expense) income	(19,904)	(10,283)	262	9	(29,916)

(Loss) income before income taxes	(19,904)	55,066	696	365	36,223

Provision for income taxes	(7,858)	22,234	287	150	14,813
Equity in earnings of subsidiary	33,241	409	—	(33,650)	—

Net income (loss)	$21,195	$33,241	$409	$(33,435)	$21,410

(a)	Retroactively adjusted, as required by U.S. GAAP, for the change in accounting related to our 2036 Convertible Notes. See Note 2.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of October 3, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$16,554	$13,192	$—	$29,746
Short-term investments	4,831	14,339	595	—	19,765
Accounts receivable, net	630,736	50,958	23,835	(617,331)	88,198
Inventories, net	—	31,042	6,255	(3,668)	33,629
Deferred income taxes	—	12,596	725	—	13,321
Other current assets	—	3,989	1,159	—	5,148

Total current assets	635,567	129,478	45,761	(620,999)	189,807

Property, plant and equipment, net		43,243	1,534	—	44,777
Goodwill	—	628,193	86,845	(24,021)	691,017
Developed and core technology, net	—	54,295	—	—	54,295
Other intangibles, net	—	49,728	—	—	49,728
Investment in subsidiaries	177,348	38,366	—	(215,714)	—
Other long-term assets, net	5,334	964	201	—	6,499

Total assets	$818,249	$944,267	$134,341	$(860,734)	$1,036,123

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,070	$559,089	$72,503	$(632,814)	$7,848
Accrued compensation expenses	—	19,770	4,089	—	23,859
Accrued warranty expense	—	2,449	(20)	—	2,429
Income taxes payable	11,935	(5,909)	1,424	—	7,450
Other accrued expenses	886	20,881	4,644	—	26,411

Total current liabilities	21,891	596,280	82,640	(632,814)	67,997

Non-current liabilities
Long-term debt	221,249	146,938	—	—	368,187
Intercompany loans payable	—	—	12,206	(12,206)	—
Deferred income taxes	59,443	3,229	1,129	—	63,801
Long-term income taxes payable	—	16,735	—	—	16,735
Long-term employee benefit obligations	—	3,737	—	—	3,737

Total non-current liabilities	280,692	170,639	13,335	(12,206)	452,460

Total liabilities	302,583	766,919	95,975	(645,020)	520,457

Stockholders’ equity
Common stock	745	—	9	(9)	745
Additional paid-in capital	393,750	3,424	67,368	(70,792)	393,750
Accumulated other comprehensive income	4,680	(2,114)	7,243	(5,129)	4,680
Retained earnings (deficit)	116,491	176,038	(36,254)	(139,784)	116,491

Total stockholders’ equity	515,666	177,348	38,366	(215,714)	515,666

Total liabilities and stockholders’ equity	$818,249	$944,267	$134,341	$(860,734)	$1,036,123

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of January 3, 2009
	(a)				(a)
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$3,143	$8,499	$—	$11,642
Short-term investments	15,756	15,433	134	—	31,323
Accounts receivable, net	618,891	68,158	24,817	(618,788)	93,078
Inventories, net	—	36,521	5,226	(3,247)	38,500
Deferred income taxes	—	12,412	496	—	12,908
Other current assets	—	5,832	1,026	—	6,858

Total current assets	634,647	141,499	40,198	(622,035)	194,309

Property, plant and equipment, net	—	46,751	1,529	—	48,280
Goodwill	—	628,193	85,925	(24,021)	690,097
Developed and core technology, net	—	62,315	—	—	62,315
Other intangibles, net	—	47,349	—	—	47,349
Investment in subsidiaries	110,868	32,824	—	(143,692)	—
Other long-term assets, net	578	1,418	151	—	2,147

Total assets	$746,093	$960,349	$127,803	$(789,748)	$1,044,497

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,461	$556,362	$70,944	$(630,937)	$7,830
Accrued compensation expenses	—	19,252	3,624	—	22,876
Accrued warranty expense	—	3,300	(13)	—	3,287
Income taxes payable	(980)	6,657	2,105	—	7,782
Other accrued expenses	91	18,504	2,940	—	21,535

Total current liabilities	10,572	604,075	79,600	(630,937)	63,310

Non-current liabilities
Long-term debt	262,094	222,488	—	—	484,582
Intercompany loans payable	—	—	15,119	(15,119)	—
Deferred income taxes	45,945	3,839	260	—	50,044
Long-term income taxes payable	—	15,327	—	—	15,327
Long-term employee benefit obligations	—	3,752	—	—	3,752

Total non-current liabilities	308,039	245,406	15,379	(15,119)	553,705

Total liabilities	318,611	849,481	94,979	(646,056)	617,015

Stockholders’ equity
Common stock	737	—	9	(9)	737
Additional paid-in capital	369,594	3,424	67,368	(70,792)	369,594
Accumulated other comprehensive income	3,226	(1,334)	4,367	(3,033)	3,226
Retained earnings (deficit)	53,925	108,778	(38,920)	(69,858)	53,925

Total stockholders’ equity	427,482	110,868	32,824	(143,692)	427,482

Total liabilities and stockholders’ equity	$746,093	$960,349	$127,803	$(789,748)	$1,044,497

(a)	Retroactively adjusted, as required by U.S. GAAP, for the change in accounting related to our 2036 Convertible Notes. See Note 2.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Nine Months Ended October 3, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash provided by operating activities	$21,920	$69,205	$6,060	$—	$97,185

Cash flows from investing activities
Purchase of property, plant and equipment	—	(3,391)	(297)	—	(3,688)
Sale of non-strategic assets, net	—	18,982	—		18,982
Purchase of other intangibles	—	(5,392)	—	—	(5,392)
Purchase of short-term investments	—	(18,149)	(594)	—	(18,743)
Sale of short-term investments	—	30,500	138	—	30,638
Settlement of derivative contracts, net	—	(171)	—	—	(171)

Net cash provided by (used in) investing activities	—	22,379	(753)	—	21,626

Cash flows from financing activities
Issuance of common stock	6,416	—	—	—	6,416
Excess tax benefit from exercise of stock options	486	—	—	—	486
Debt issuance costs	(7,697)	—	—	—	(7,697)
Payments on senior secured credit facility	—	(78,173)	—	—	(78,173)
Repurchase of convertible senior subordinated notes	(21,125)	—	—	—	(21,125)

Net cash used in financing activities	(21,920)	(78,173)	—	—	(100,093)

Effect of exchange rates on cash	—	—	(614)	—	(614)

Net increase in cash and cash equivalents	—	13,411	4,693	—	18,104

Cash and cash equivalents at beginning of period	—	3,143	8,499	—	11,642

Cash and cash equivalents at end of period	$—	$16,554	$13,192	$—	$29,746

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Nine Months Ended September 27, 2008
	(a)				(a)
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(8,655)	$88,124	$(842)	$—	$78,627

Cash flows from investing activities
Purchase of property, plant and equipment	—	(3,734)	(405)	—	(4,139)
Disposal of business	—	4,690	—	—	4,690
Purchase of investments in technology	—	(7,500)	—	—	(7,500)
Purchase of other intangibles	—	(1,262)	—	—	(1,262)
Purchase of short-term investments	—	(38,158)	(65)	—	(38,223)
Sale of short-term investments	—	16,563	—	—	16,563
Settlement of derivative contracts, net	—	560	—	—	560

Net cash used in investing activities	—	(28,841)	(470)	—	(29,311)

Cash flows from financing activities
Intercompany notes	—	3,255	(3,255)	—	—
Issuance of common stock	7,358	—	—	—	7,358
Excess tax benefit from exercise of stock options	1,265	—	—	—	1,265
Payments on long-term debt	—	(79,018)	—	—	(79,018)
Proceeds from short-term borrowings	—	12,000	—	—	12,000
Repayments of short-term borrowings	—	(12,000)	—	—	(12,000)

Net cash provided by (used in) financing activities	8,623	(75,763)	(3,255)	—	(70,395)

Effect of exchange rates on cash	—	—	(152)	—	(152)

Net (decrease) in cash and cash equivalents	(32)	(16,480)	(4,719)	—	(21,231)

Cash and cash equivalents at beginning of period	32	21,671	12,341	—	34,044

Cash and cash equivalents at end of period	$—	$5,191	$7,622	$—	$12,813

(a)	Retroactively adjusted, as required by U.S. GAAP, for the change in accounting related to our 2036 Convertible Notes. See Note 2.

11. Fair Value Measurements
Generally accepted accounting principles define and establish a framework for measuring fair value and providing disclosure about fair value measurements. Furthermore, U.S. GAAP specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs). In accordance with U.S. GAAP, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes our financial assets measured at fair value on a recurring basis as of October 3, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
Description	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Money market funds	$18,496	$—	$—
Available-for-sale securities	512	—	—
Other short-term investments	162	595	—
Derivatives	—	39	—

Total	$19,170	$634	$—

Liabilities
Derivatives	$—	$4,362	$—

Money market funds: Our money market funds are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy because the money market funds are valued using quoted market prices in active markets.
Available-for-sale securities: As of October 3, 2009, our available-for-sale securities included unregistered common stock of Iridex Corporation. These are valued using quoted market prices multiplied by the number of shares owned.
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
Derivatives: The total fair value of various interest rate swap contracts as of October 3, 2009 is a liability of $0.9 million, reported in other accrued expenses. The fair value of various foreign exchange forward contracts as of October 3, 2009 includes liabilities of $3.5 million, reported in other accrued expenses. We measure our derivatives at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the fair value hierarchy. Refer to Note 12, Derivative Instruments and Hedging Activities, for more information regarding our derivatives.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements of nonfinancial assets and liabilities are primarily used in the impairment analysis of goodwill and other intangible assets. We review goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, or as circumstances indicate the possibility of impairment in accordance with U.S. GAAP. During the three and nine months ended October 3, 2009, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
Fair Value of Debt
The fair value of the convertible notes (see Note 10, Debt) was estimated using quoted market prices. The fair value of the Credit Facility was estimated using a discounted cash flow analysis based on our current estimated incremental borrowing rate for a similar borrowing arrangement.

The following table summarizes the principal outstanding and estimated fair values of our long-term debt, including current maturities (in thousands):

	October 3, 2009		January 3, 2009
	Principal Outstanding	Fair Value	Principal Outstanding	Fair Value
2036 Convertible Notes	$61,985	$64,654	$339,250	$229,944
2041 Convertible Notes	250,000	271,145	—	—
Credit Facility	150,643	146,013	228,817	193,003

	$462,628	$481,812	$568,067	$422,947

12. Derivative Instruments and Hedging Activities
We are exposed to certain risks relating to our ongoing business operations. We use derivatives to mitigate a portion of our exposure to volatility in interest and foreign currency exchange rates. Interest rate swaps are used to manage interest rate risk associated with our floating rate debt. Foreign exchange forward contracts are used to manage the currency risk associated with forecasted sales to and receivables from certain subsidiaries, denominated in their local currencies. We hedge only exposures in the ordinary course of business.
We account for our derivative instruments in accordance with U.S. GAAP, which requires all derivatives to be carried on the balance sheet at fair value and meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a Consolidated Statement of Operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense and translation gain or loss. Derivatives held by us are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in cost for the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statement of Operations at such time, with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined based on quoted prices for similar contracts.
The interest rate swap contracts outstanding at October 3, 2009 are designated cash flow hedges of the floating rate interest payments for a portion of our borrowings under the Credit Facility. The portion of borrowings subject to these swap contracts declines over time, ranging from $115.0 million to $30.0 million. These contracts have remaining terms between one and nine months. In addition, we have foreign currency exchange forward contract derivatives outstanding at October 3, 2009 which are designated as cash flow hedges of currency fluctuations for a portion of our forecasted sales to certain subsidiaries, denominated in Euros, British pounds, Canadian dollars and Australian dollars. These contracts have remaining terms between one and fourteen months. The notional amount of the foreign exchange forward contracts designated as cash flow hedges was $37.1 million and $33.5 million at October 3, 2009 and January 3, 2009, respectively. We have also entered into foreign exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on certain inter-company receivables denominated in Euros, British pounds, Canadian dollars and Australian dollars. These contracts are not designated as an accounting hedge, and the notional amount of these contracts at October 3, 2009 and January 3, 2009 was $4.3 million and $13.5 million, respectively. The associated underlying transactions are expected to occur within the next month.
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
During the third quarter of 2008, due to market changes in the yield curve we replaced our existing fixed interest rate swap contracts, which were based on three month LIBOR, with new swap contracts based on one month LIBOR, to hedge the floating rate interest payments for a portion of our borrowings under the Credit Facility. The net gain on the terminated swaps of $0.4 million was immediately recognized in other income (expense), since the original forecasted transactions based on the previous index were no longer probable of occurring.
Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets is presented in the table below.

	Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	October 3, 2009		January 3, 2009		October 3, 2009		January 3, 2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Other current assets	$—	Other current assets	$—	Other accrued expenses	$921	Other accrued expenses	$2,663
Foreign exchange forward contracts	Other current assets	—	Other current assets	659	Other accrued expenses	3,441	Other accrued expenses	1,729

Total derivatives designated as hedging instruments		$—		$659		$4,362		$4,392

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$39	Other current assets	$223	Other accrued expenses	$—	Other accrued expenses	$—

Total derivatives not designated as hedging instruments		$39		$223		$—		$—

Total derivatives		$39		$882		$4,362		$4,392

At October 3, 2009, approximately $0.9 million of the existing loss on the interest rate swap contracts designated as a cash flow hedge, and approximately $3.2 million of the existing loss on the foreign exchange forward contracts designated as a cash flow hedge, both of which are included in accumulated other comprehensive income, are expected to be reclassified into earnings within the next twelve months.
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
The Effect of Derivative Instruments on the Consolidated Statement of Operations
for the Three Months Ended October 3, 2009
(in thousands)

	Amount of Gain	Location of	Amount of Gain or
	or (Loss)Recognized	Gain or (Loss)	(Loss) Reclassified
Derivatives in	in OCI on	Reclassified from	from Accumulated
Cash Flow	Derivatives	Accumulated OCI	OCI into Income
Hedging	(Effective Portion)	into Income	(Effective Portion)
Relationships	October 3, 2009	(Effective Portion)	October 3, 2009
Interest rate swap contracts	$612	Interest expense	$(772)

Foreign exchange contracts	(1,102)	Other income	(880)

Total	$(490)		$(1,652)

	Location of
Derivatives not	Gain or (Loss)	Amount of Gain or
Designated	Recognized	(Loss) Recognized in
as Hedging	in Income on	Income on Derivatives
Instruments	Derivatives	October 3, 2009
Foreign exchange contracts	Other income	$(306)

Total		$(306)

The Effect of Derivative Instruments on the Consolidated Statement of Operations
for the Nine Months Ended October 3, 2009
(in thousands)

	Amount of Gain	Location of	Amount of Gain or
	or (Loss) Recognized	Gain or (Loss)	(Loss) Reclassified
Derivatives in	in OCI on	Reclassified from	from Accumulated
Cash Flow	Derivatives	Accumulated OCI	OCI into Income
Hedging	(Effective Portion)	into Income	(Effective Portion)
Relationships	October 3, 2009	(Effective Portion)	October 3, 2009
Interest rate swap contracts	$1,773	Interest expense	$(2,683)

Foreign exchange contracts	(3,340)	Other income	(352)

Total	$(1,567)		$(3,035)

	Location of
Derivatives not	Gain or (Loss)	Amount of Gain or
Designated	Recognized	(Loss) Recognized in
as Hedging	in Income on	Income on Derivatives
Instruments	Derivatives	October 3, 2009
Foreign exchange contracts	Other income	$(512)

Total		$(512)

13. Industry Segment Information and Foreign Operations
Since our inception, we have operated in the single industry segment of developing, manufacturing, selling and marketing medical devices.
We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia and South America, who then sell the products to medical institutions. No customer or distributor accounted for ten percent or more of net sales during the three and nine month periods ended October 3, 2009 or September 27, 2008. Foreign subsidiary sales are predominantly to customers in Western Europe, Canada, Australia and Brazil and our foreign subsidiary assets are located in the same countries.
The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

	Three Months Ended		Nine Months Ended
(in thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
United States
Net sales	$92,262	$84,489	$271,336	$258,700
Long-lived assets	828,248	854,908	828,248	854,908

International
Net sales	30,969	32,979	101,921	108,927
Long-lived assets	18,067	18,302	18,067	18,302

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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues, and expenses and (2) the related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates, including but not limited to, those related to accounts receivable and sales return obligations, inventories, long-lived assets, warranty, legal contingencies, valuation of share-based payments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The critical accounting policies that are most important in fully understanding and evaluating the financial condition and results of operations are discussed in our Annual Report on Form 10-K for the year ended January 3, 2009.
Overview
We are the world leader in developing and delivering innovative solutions to physicians treating men’s and women’s pelvic health conditions, thereby recognized as the technology leader in the markets we serve. We have built a business that delivers growth, fueled by a robust pipeline of innovative products for significant, under-penetrated markets. We have diversified our product portfolio, building on our traditional base of products for men’s incontinence and erectile restoration, to include products and therapies targeted at benign prostatic hyperplasia (BPH) in men, as well as urinary incontinence, pelvic floor repair and menorrhagia in women. We estimate there are as many as 1.8 billion incidences of these conditions in the global markets we serve, with many people suffering from multiple conditions. Treatment options for these conditions vary considerably depending on the severity of the condition. Approximately 450 million of these men and women have conditions sufficiently severe so as to profoundly diminish their quality of life and significantly impact their relationships. Our addressable market is contained within this group of patients. Our product development and acquisition strategies have focused on expanding our product offering for surgical solutions, including less-invasive solutions for surgeons and their patients. Our primary physician customers include urologists, gynecologists, urogynecologists and colorectal surgeons.
Our net sales were $123.2 million and $373.3 million in the three and nine months ended October 3, 2009, respectively, compared to $117.5 million and $367.6 million in the three and nine months ended September 27, 2008, respectively. In the three and nine months ended October 3, 2009, men’s health contributed $54.7 million and $171.1 million, or 44 percent and 46 percent of total net sales, respectively, BPH therapy contributed $27.7 million and $81.2 million, or 23 percent and 22 percent of total net sales, respectively, and women’s health contributed $40.9 million and $121.0 million, or 33 percent and 32 percent of total net sales.
We continue to focus on initiatives which reduce working capital, manage expenses and drive operating leverage throughout our business. We generated cash from operating activities of $97.2 million in the nine months ended October 3, 2009, compared to $78.6 million in the nine months ended September 27, 2008. We also reduced our debt by $105.4 million in the nine months ended October 3, 2009, compared to 79.0 million in the nine months ended September 27, 2008. We earned net income of $28.6 million and $62.6 million in the three and nine months ended October 3, 2009, compared to $3.5 million and $21.4 million in the three and nine months ended September 27, 2008.
We maintain a website at www.AmericanMedicalSystems.com. We are not including the information contained on our website as a part of, nor incorporating it by reference into, this Quarterly Report on Form 10-Q. We make available free of charge on our website our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC).

Results of Operations
The following table compares net sales by product line and geography for the three and nine month periods ended October 3, 2009 and September 27, 2008.

	Three Months Ended				Nine Months Ended
(in thousands)	October 3, 2009	September 27, 2008	$ Increase	% Increase	October 3, 2009	September 27, 2008	$ Increase	% Increase
Net Sales
Product Line
Men’s health	$54,666	$51,303	$3,363	6.6%	$171,090	$160,548	$10,542	6.6%
BPH therapy	27,686	26,862	824	3.1%	81,159	86,157	(4,998)	-5.8%
Women’s health	40,879	39,303	1,576	4.0%	121,008	120,922	86	0.1%

Total	$123,231	$117,468	$5,763	4.9%	$373,257	$367,627	$5,630	1.5%

Geography
United States	$92,262	$84,489	$7,773	9.2%	$271,336	$258,700	$12,636	4.9%
International	30,969	32,979	(2,010)	-6.1%	101,921	108,927	(7,006)	-6.4%

Total	$123,231	$117,468	$5,763	4.9%	$373,257	$367,627	$5,630	1.5%

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Percent of net sales
Men’s health	44.4%	43.7%	45.8%	43.7%
BPH therapy	22.5%	22.9%	21.7%	23.4%
Women’s health	33.2%	33.5%	32.4%	32.9%

Total	100.0%	100.0%	100.0%	100.0%

Geography
United States	74.9%	71.9%	72.7%	70.4%
International	25.1%	28.1%	27.3%	29.6%

Total	100.0%	100.0%	100.0%	100.0%

The following table compares revenue, expense, and other income (expense) for the three and nine months ended October 3, 2009 and September 27, 2008:

	Three Months Ended		$ Increase	% Increase	Nine Months Ended		$ Increase	% Increase
(in thousands)	October 3, 2009	September 27, 2008	(Decrease)	(Decrease)	October 3, 2009	September 27, 2008	(Decrease)	(Decrease)
Net sales	$123,231	$117,468	$5,763	4.9%	$373,257	$367,627	$5,630	1.5%
Cost of sales	21,284	24,863	(3,579)	-14.4%	66,234	83,038	(16,804)	-20.2%

Gross profit	101,947	92,605	9,342	10.1%	307,023	284,589	22,434	7.9%

Operating expenses
Marketing and selling	42,489	42,226	263	0.6%	128,690	133,608	(4,918)	-3.7%
Research and development	12,434	11,260	1,174	10.4%	38,411	33,926	4,485	13.2%
In-process research and development	—	7,500	(7,500)	n/a	—	7,500	(7,500)	n/a
General and administrative	10,459	9,728	731	7.5%	32,898	30,435	2,463	8.1%
Amortization of intangibles	3,358	4,334	(976)	-22.5%	10,024	12,981	(2,957)	-22.8%

Total operating expenses	68,740	75,048	(6,308)	-8.4%	210,023	218,450	(8,427)	-3.9%

Operating income	33,207	17,557	15,650	89.1%	97,000	66,139	30,861	46.7%

Royalty income	961	745	216	29.0%	2,768	3,576	(808)	-22.6%
Interest income	17	203	(186)	-91.6%	163	555	(392)	-70.6%
Interest expense	(4,674)	(6,168)	(1,494)	-24.2%	(15,050)	(21,044)	(5,994)	-28.5%
Amortization of financing costs	(4,395)	(4,935)	(540)	-10.9%	(12,350)	(13,976)	(1,626)	-11.6%
Gain on extinguishment of debt	5,563	—	(5,563)	n/a	10,125	—	(10,125)	n/a
Gain on sale of non-strategic assets	17,446	—	(17,446)	n/a	17,446	—	(17,446)	n/a
Other (expense) income	(341)	(957)	616	-64.4%	935	973	(38)	-3.9%

Income before taxes	47,784	6,445	41,339	641.4%	101,037	36,223	64,814	178.9%

Provision for income taxes	19,163	2,940	16,223	551.8%	38,471	14,813	23,658	159.7%

Net income	$28,621	$3,505	$25,116	716.6%	$62,566	$21,410	$41,156	192.2%

	Percent of Sales		Percent of Sales
	For the Three Months Ended		For the Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	17.3%	21.2%	17.7%	22.6%

Gross profit	82.7%	78.8%	82.3%	77.4%

Operating expenses
Marketing and selling	34.5%	35.9%	34.5%	36.3%
Research and development	10.1%	9.6%	10.3%	9.2%
In-process research and development	0.0%	6.4%	0.0%	2.0%
General and administrative	8.5%	8.3%	8.8%	8.3%
Amortization of intangibles	2.7%	3.7%	2.7%	3.5%

Total operating expenses	55.8%	63.9%	56.3%	59.4%

Operating income	26.9%	14.9%	26.0%	18.0%

Royalty income	0.8%	0.6%	0.7%	1.0%
Interest income	0.0%	0.2%	0.0%	0.2%
Interest expense	-3.8%	-5.3%	-4.0%	-5.7%
Amortization of financing costs	-3.6%	-4.2%	-3.3%	-3.8%
Gain on extinguishment of debt	4.5%	0.0%	2.7%	0.0%
Gain on sale of non-strategic assets	14.2%	0.0%	4.7%	0.0%
Other income	-0.3%	-0.8%	0.3%	0.3%

Income before taxes	38.8%	5.5%	27.1%	9.9%

Provision for income taxes	15.6%	2.5%	10.3%	4.0%

Net income	23.2%	3.0%	16.8%	5.8%

Comparison of the Three Months Ended October 3, 2009 to the Three Months Ended September 27, 2008
Net sales. Net sales of $123.2 million in the third quarter of 2009 represented an increase of 4.9 percent compared to $117.5 million in the third quarter of 2008. The strengthening of the U.S. dollar in the third quarter of 2009, as compared to the third quarter of 2008, reduced revenue approximately $2.1 million. Revenue from all three of our product lines increased in the third quarter of 2009 compared to the same period in 2008. We believe current economic conditions may have contributed to a softening in our recent revenue growth rates; however, the specific impact is difficult to measure. Although a majority of our products are subject to reimbursement from third party government and non-government entities, some procedures that use our products can be deferred by patients. In light of the current economic conditions, patients may not have employer-provided healthcare, be as willing to take time off from work or spend their money on deductibles and co-payments often required in connection with the procedures that use our products.
Men’s health products. Net sales of men’s health products increased 6.6 percent to $54.7 million in the third quarter of 2009 compared to $51.3 million in the third quarter of 2008. This includes the negative impact of foreign currency exchange rates of approximately $1.1 million. The increase in men’s health was driven by an increase in the erectile restoration product line, which is the result of several factors, including: U.S. Food and Drug Administration (FDA) approval in July 2009 of our InhibiZone® anti-infection claim indicating we have the only inflatable penile prosthesis with clinical evidence showing a significant reduction in the rate of revision surgery due to infection; our patient education and outreach programs in the U.S.; and the result of shifts in product mix. The male continence product line experienced a more modest increase in revenue in the third quarter of 2009 compared to the third quarter of 2008, with improvement in U.S. sales being partially offset by declines in international markets.
BPH therapy products. Net sales from BPH therapy products increased 3.1 percent to $27.7 million in the third quarter of 2009 compared to $26.9 million in the same period in 2008. This includes the negative impact of foreign currency exchange rates of approximately $0.5 million. We are continuing to see the benefits of initiatives started in early 2009 related to our BPH therapy product line, which resulted in an increase in Greenlight® fiber sales in the quarter. The increase in fiber sales was partially offset by a decline in laser console sales, as this area of our business is more directly impacted by the recent economic pressures on hospital capital purchases. We had a slight decline in sales of our Thermatrx® product due to a shift away from microwave therapies for in-office procedures and lower in-office reimbursement rates for this therapy.
Women’s health products. Net sales of our women’s health products increased 4.0 percent to $40.9 million in the third quarter of 2009 compared to $39.3 million in the third quarter of 2008. This includes the negative impact of foreign currency exchange rates of approximately $0.5 million. We experienced strong growth from the new Elevate® posterior and anterior transvaginal pelvic floor repair systems, which led to significantly increased sales in our pelvic floor repair product line. The female continence product line experienced a modest increase over the same period in 2008. Our Her Option® products experienced a decline in revenues and units compared to the third quarter of 2008, as this product has been impacted as the industry continues to experience lower than expected adoption rates for office-based procedures.
Net sales by geography and foreign exchange effects. Net sales in the United States increased 9.2 percent to $92.3 million in the third quarter of 2009 compared to $84.5 million in the third quarter of 2008. International net sales decreased 6.1 percent to $31.0 million in the third quarter of 2009 compared to $33.0 million in the third quarter of 2008, due primarily to the negative impact of approximately $2.1 million in foreign currency exchange rate changes, with the strengthening of the U.S. dollar. International sales represented 25.1 percent and 28.1 percent of our total net sales in the third quarter of 2009 and the third quarter of 2008, respectively.
Gross profit. Gross profit improved to 82.7 percent of sales in the third quarter of 2009, from 78.8 percent in the third quarter of 2008. Margin improvements relate to change in mix of products sold, particularly with lower capital sales than in the same period the previous year, along with a favorable impact due to geography mix, and our laser therapy products have experienced increased reliability, which corresponds to lower warranty and service costs. We also realized higher margins through cost containment across our operations. Future gross profit will continue to depend upon product mix, production levels, labor costs, raw material costs and our ability to manage overhead costs.
Marketing and selling. Marketing and selling expenses as a percentage of revenue decreased to 34.5 percent in the third quarter of 2009 compared to 35.9 percent in the same period in the prior year. This decrease is primarily the result of decreased distribution expenses due to lower fuel costs. We will continue to make investments in existing and new geographies in order to drive revenue growth, with an emphasis to drive geographic expansion.
Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. Research and development expenses as a percentage of revenue increased to 10.1 percent in the third quarter of 2009 compared to 9.6 percent in the same period of 2008. These ratios are in line with our long-term goal for spending on research and development of approximately ten percent of sales.
In-process research and development. There were no in-process research and development (IPR&D) charges in the third quarter of 2009. The IPR&D charge in the third quarter of 2008 represents a $7.5 million milestone payment related to our acquisition of BioControl Medical, Ltd. (BioControl) in 2006, for the in-process development of an implantable electrical stimulation device to treat urge incontinence and interstitial cystitis.
General and administrative. General and administrative expenses as a percentage of sales remained relatively flat at 8.5 percent in the third quarter of 2009 compared to 8.3 percent in the third quarter of 2008. Our objective remains to leverage general and administrative expense as a percentage of sales.
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The third quarter of 2009 reflects decreased amortization expense over the same period of 2008 primarily due to the $17.1 million charge recognized in the fourth quarter of 2008 for the acceleration of amortization to adjust the carrying value of certain intangible assets related to the Thermatrx® and GreenLight PV® technology to their fair values, which results in lower on-going amortization expense.
Royalty income. Our royalty income is from licensing our intellectual property. We do not directly influence sales of the products on which these royalties are based and cannot give any assurance as to future income levels. Royalty income in the third quarter of 2009 remained relatively consistent compared to the same period last year.
Interest income. Interest income in the third quarter of 2009 and in the third quarter of 2008 was insignificant, as we used the majority of our excess cash in both periods to pay down debt and due to the low rate of return on money market funds.
Interest expense. Interest expense decreased by $1.5 million in the third quarter of 2009 from the comparable period in 2008 mainly due to the impact of debt prepayments made over the past year. Interest expense includes interest incurred on our 2036 Notes, which carry a fixed interest rate of 3.25 percent, the interest incurred on our 2041 Notes, which carry a fixed interest rate of 4.00 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent. We have entered into interest rate swaps, which were designated as cash flow hedging instruments and which have remaining terms of one to nine months as of October 3, 2009. The notional amount of the hedges at October 3, 2009 represents a significant portion of our floating rate debt. The notional amount of the swap contracts amortizes over their terms, and the amount of floating rate debt hedged in the future will depend on prepayments and additional contracts. Including the impact of interest rate swaps, our weighted average interest rate on the credit facility was 4.4 percent and 5.0 percent for the three months ended October 3, 2009 and September 27, 2008, respectively. Average borrowings during the third quarter of 2009 on the Credit Facility were $186.5 million, compared to $250.0 million in the third quarter of 2008. Average borrowings on our 2036 Notes were $276.3 million and $373.8 million for the third quarter of 2009 and 2008, respectively. Average borrowings on our 2041 Notes, which we issued in September of 2009 in exchange for 2036 Notes (see financial statements, Note 10, Debt), were $35.7 million for the third quarter of 2009.
The FASB issued new guidance related to accounting for convertible debt, which we adopted beginning in the first quarter of 2009. The new guidance changes the balance sheet classification of a component of our convertible notes between equity and debt, and results in additional non-cash economic interest cost being reflected in the statement of operations. This change in accounting has been applied to our prior period financial statements on a retrospective basis, as described in our financial statements in Note 2, Recently Issued and Adopted Accounting Pronouncements.
Amortization of financing costs. Amortization of financing costs in the third quarter of 2009 and in the third quarter of 2008 was $4.4 million and $4.9 million, respectively, and was comprised of the incremental non-cash interest cost of our convertible notes and amortization of the costs associated with the issuance of the Credit Facility and convertible notes. The lower amortization in the third quarter of 2009 was due to the impact of debt prepayments made over the past year, as we recognize a pro rata portion of the related debt discount and debt issuance costs when we retire debt.
Gain on extinguishment of debt. On September 21, 2009, we exchanged $250.0 million in principal of the 2036 Notes for $250.0 million in principal of 2041 Notes. We accounted for this transaction as an extinguishment of debt in accordance with U.S. GAAP, and we recorded a pre-tax gain on extinguishment of $5.6 million in the third quarter of 2009.
Gain on sale of non-strategic assets. During the third quarter of 2009, we sold our female sterilization assets and technology (Ovion technology) for $23.6 million. The consideration, less the carrying value of the intangible asset and related disposal costs, resulted in a pre-tax gain of $17.4 million. The transaction included termination of a royalty agreement, and as a result, royalty income will be reduced by approximately $0.5 million per quarter beginning in the fourth quarter of 2009. In addition, as a result of this asset sale agreement, and separate agreements completed with third parties, we eliminated all existing and potential obligations and liabilities under previous agreements associated with the Ovion technology.
Other expense. Other expense decreased by $0.6 million in the third quarter of 2009 compared to the same period in 2008. The primary cause of the change in other income relates to the impact of our foreign currency hedge transactions and the fluctuations in foreign currencies against the U.S. dollar on foreign denominated inter-company receivables and payables.
Provision for income taxes. Our effective income tax rate was 40.1 percent and 45.6 percent for the third quarter of 2009 and third quarter of 2008, respectively. The decrease in the current quarter effective tax rate is primarily due to the reinstatement of the federal research and development credit which did not occur until the fourth quarter of 2008 and a decrease in non-tax deductible stock compensation expense partially offset by certain non-deductible expenses incurred related to the sale of our Ovion technology. In addition, we had tax return true-up items during the third quarter of 2008 which did not recur in the third quarter of 2009.
Comparison of the Nine Months Ended October 3, 2009 to the Nine Months Ended September 27, 2008
Net sales. Net sales of $373.3 million in the first nine months of 2009 represented a slight increase of 1.5 percent compared to the first nine months of 2008. The strengthening of the U.S. dollar in the first nine months of 2009, as compared to the first nine months of 2008, reduced revenue approximately $12.1 million. This was offset by growth from the newly introduced Elevate® posterior and anterior transvaginal pelvic floor repair systems, the MiniArc® Single-Incision Sling for treating female incontinence, laser fibers, and our erectile restoration product line. This growth has been partially offset by declines in our BPH capital and Thermatrx® product sales and the uterine health product line. We believe the current worldwide economic crisis has resulted and may continue to result in some reductions in the procedures using our products for the same reasons noted above in the Net sales comparison of the three months ended October 3, 2009 to the three months ended September 27, 2008.
Men’s health products. Net sales of men’s health products increased 6.6 percent to $171.1 million in the first nine months of 2009 compared to $160.5 million in the first nine months of 2008. This includes the negative impact of foreign currency exchange rates of approximately $6.0 million. We experienced relatively balanced growth from both the male continence and erectile restoration product lines with the growth in male continence due mainly to higher volume and the growth in erectile restoration due mainly to changes in geographic and product mix.
BPH therapy products. Net sales from BPH therapy products declined 5.8 percent to $81.2 million in the first nine months of 2009 compared to $86.2 million in the same period in 2008, as this area of our business is more directly impacted by the economic pressures on hospital capital purchases, which may have contributed to a decline in console sales. The decline in Greenlight® console sales was partially offset by an increase in fiber sales. In addition, BPH therapy revenue was negatively impacted due to foreign currency exchange rates by approximately $2.8 million. We also experienced a decline in sales of our Thermatrx® product due to a shift away from microwave therapies for in-office procedures and lower in-office reimbursement rates for this therapy.
Women’s health products. Net sales of our women’s health products remained flat at $121.0 million in the first nine months of 2009 compared to $120.9 million in the first nine months of 2008. This includes the negative impact of foreign currency exchange rates of approximately $3.3 million. We experienced strong growth from the new Elevate® posterior and anterior transvaginal pelvic floor repair systems, which drove growth in the pelvic floor repair product line. The female continence product line experienced a slight increase compared to the first nine months of 2008, as the MiniArc® sling contributed strong growth over the same period in 2008. Our Her Option® products experienced a decline in revenues and units compared to the first nine months of 2008, as this product line has been impacted as the industry continues to experience lower than expected adoption rates for office-based procedures.
Net sales by geography and foreign exchange effects. Net sales in the United States increased 4.9 percent to $271.3 million in the first nine months of 2009 compared to $258.7 million in the first nine months of 2008. This growth was led by our men’s health product lines. International net sales decreased 6.4 percent to $101.9 million in the first nine months of 2009 compared to $108.9 million in the first nine months of 2008, largely as a result of the negative impact of approximately $12.1 million in foreign currency exchange rate changes, with the strengthening of the U.S. dollar. This was offset by sales growth of $5.1 million, which was led by our male continence product line. International sales represented 27.3 percent and 29.6 percent of our total net sales in the first nine months of 2009 and the first nine months of 2008, respectively.

Gross profit. Gross profit improved to 82.3 percent of sales in the first nine months of 2009 from 77.4 percent in the first nine months of 2008. Gross profit increased in the first nine months due to improved margins in our laser therapy products, as a result of increased reliability, which resulted in lower warranty and service costs. We also realized higher margins through cost containment, pricing gains and changes in the mix of products sold, particularly with lower capital sales than in the same period the previous year. Future gross profit will continue to depend upon product mix, production levels, labor costs, raw material costs and our ability to manage overhead costs.
Marketing and selling. Marketing and selling expenses as a percentage of revenue decreased to 34.5 percent in the first nine months of 2009 compared to 36.3 percent in the first nine months of 2008. This decrease is primarily the result of decreased distribution expenses due to lower fuel costs. We will continue to make investments in existing and new geographies in order to drive revenue growth, with an emphasis to drive geographic expansion.
Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. Research and development expenses as a percentage of revenue increased to 10.3 percent in the first nine months of 2009 compared to 9.2 percent in the same period of 2008. These ratios are in line with our long-term goal for spending on research and development of approximately ten percent of sales.
In-process research and development. There were no IPR&D charges in the first nine months of 2009. The IPR&D charge in the first nine months of 2008 represents a $7.5 million milestone payment related to our acquisition of BioControl in 2006, for the in-process development of an implantable electrical stimulation device to treat urge incontinence and interstitial cystitis.
General and administrative. General and administrative expenses as a percentage of revenue increased to 8.8 percent in the first nine months of 2009 compared to 8.3 percent in the first nine months of 2008 mainly due to an increase in compensation related expenses compared to the same period in the prior year. Our objective remains to leverage general and administrative expense as a percentage of sales.
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The first nine months of 2009 reflects decreased amortization expense over the same period of 2008 primarily due to the $17.1 million charge recognized in the fourth quarter of 2008 for the acceleration of amortization to adjust the carrying value of certain intangible assets related to the Thermatrx® and GreenLight PV® technology to their fair values, which results in lower on-going amortization expense.
Royalty income. Our royalty income is from licensing our intellectual property. We do not directly influence sales of the products on which these royalties are based and cannot give any assurance as to future income levels. Royalty income in the first nine months of 2009 decreased approximately $0.8 million compared to the first nine months of 2008 due to a one-time royalty payment of $1.5 million we received in the third quarter of 2008 related to a portion of our urinary continence technology acquired in 2006, offset by increased royalties related to certain of our licensed technologies.
Interest income. Interest income in the first nine months of 2009 and in the first nine months of 2008 was relatively consistent and insignificant, as we used the majority of our excess cash in both periods to pay down debt and due to the low rate of return on money market funds.
Interest expense. Interest expense decreased by $6.0 million in the first nine months of 2009 from the comparable period in 2008 mainly due to the impact of debt prepayments made over the past year. Interest expense includes interest incurred on our 2036 Notes, which carry a fixed interest rate of 3.25 percent, the interest incurred on our 2041 Notes, which carry a fixed interest rate of 4.00 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent. We have entered into interest rate swaps, which were designated as cash flow hedging instruments and which have remaining terms of one to nine months as of October 3, 2009. The notional amount of the hedges at October 3, 2009 represents a significant portion of our floating rate debt. The notional amount of the swap contracts amortizes over their terms, and the amount of floating rate debt hedged in the future will depend on prepayments and additional contracts. Including the impact of interest rate swaps, our weighted average interest rate on the credit facility was 4.7 percent and 5.0 percent for the first nine months of 2009 and the first nine months of 2008, respectively. Average borrowings during the first nine months of 2009 on the Credit Facility were $209.6 million, compared to $282.5 million in the first nine months of 2008. Average borrowings on our 2036 Notes were $306.8 million and $373.8 million for the first nine months of 2009 and 2008, respectively.
The FASB issued new guidance related to accounting for convertible debt, which we adopted beginning in the first quarter of 2009. The new guidance changes the balance sheet classification of a component of our convertible notes between equity and debt, and results in additional non-cash economic interest cost being reflected in the statement of operations. This change in accounting has been applied to our prior period financial statements on a retrospective basis, as described in our financial statements in Note 2, Recently Issued and Adopted Accounting Pronouncements.
Amortization of financing costs. Amortization of financing costs in the first nine months of 2009 and in the first nine months of 2008 was $12.4 million and $14.0 million, respectively, and was comprised of the incremental non-cash interest cost of our 2036 Notes and 2041 Notes and amortization of the costs associated with the issuance of the Credit Facility, 2036 Notes and 2041 Notes. The lower amortization in the first nine months of 2009 was due to the impact of debt prepayments made over the past year, as we recognize a pro rata portion of the related debt discount and debt issuance costs when we retire debt.
Gain on extinguishment of debt. During the first nine months of 2009, we repurchased 2036 Notes with a principal amount of $27.3 million and we recorded a pre-tax gain on extinguishment of debt of $4.6 million. In addition, on September 21, 2009, we exchanged $250.0 million in principal of the 2036 Notes for $250.0 million in principal of the 2041 Notes. We accounted for this transaction as an extinguishment of debt in accordance with U.S. GAAP, and we recorded a pre-tax gain on extinguishment of $5.6 million in the third quarter of 2009.
Gain on sale of non-strategic assets. During the third quarter of 2009, we sold our Ovion technology for $23.6 million. The consideration, less the carrying value of the intangible asset and related disposal costs, resulted in a pre-tax gain of $17.4 million. The transaction included termination of a royalty agreement, and as a result, royalty income will be reduced by approximately $0.5 million per quarter beginning in the fourth quarter of 2009. In addition, as a result of this asset sale agreement, and separate agreements completed with third parties, we eliminated all existing and potential obligations and liabilities under previous agreements associated with the Ovion technology.
Other income. Other income in the first nine months of 2009 is consistent with the same period in 2008. In the first nine months of 2009, the other income relates mainly to the impact of our foreign currency hedge transactions and the fluctuations in foreign currencies against the U.S. dollar on foreign denominated inter-company receivables and payables. We recognized a $1.2 million gain in the first nine months of 2008 resulting from Iridex’s payment of receivables related to our sale of the Laserscope aesthetics business, which was partially offset by the impact of fluctuations in foreign currencies against the U.S. dollar on foreign denominated inter-company receivables and payable.
Provision for income taxes. Our effective income tax rate was 38.1 percent and 40.9 percent for the nine months ended October 3, 2009 and September 27, 2008, respectively. The decrease in the effective tax rate between periods is primarily due to the reinstatement of the federal research and development tax credit which did not occur until the fourth quarter of 2008 and a decrease in non-tax deductible stock compensation partially offset by certain non-deductible expenses incurred related to the sale of our Ovion technology.
Liquidity and Capital Resources
Cash and cash equivalents were $29.7 million as of October 3, 2009, compared to $11.6 million as of January 3, 2009. In addition, short-term investments were $19.8 million as of October 3, 2009, compared to $31.3 million as of January 3, 2009. Short-term investments consist mostly of highly liquid money market funds that have not experienced a negative impact on liquidity or a decline in principal value. The overall increase in cash, cash equivalents and short-term investments is primarily due to cash generated by operating activities.
Cash flows from operating activities. Net cash provided by operating activities was $97.2 million in the first nine months of 2009, versus $78.6 million provided during the comparable period of 2008, which is an increase of $18.6 million. The increase in cash provided by operating activities is mainly driven by a decrease in cash used for accounts payable and accrued expenses this period versus the same period last year. The most significant item is the cash payment of $15.0 million in the first quarter of 2008 for settlement of litigation of the CryoGen arbitration award (see financial statements, Note 9, Litigation Settlements), and in addition, income taxes payable increased mainly due to the gain on sale of our Ovion technology in September 2009.
Cash flows from investing activities. Cash provided by investing activities was $21.6 million during the first nine months of 2009, compared to $29.3 million of cash used in the first nine months of 2008. This equates to an increase in cash provided of $50.9 million compared to the prior year, which is mainly a result of the following significant items. Net cash provided by the sale of our Ovion technology was $19.0 million in the third quarter of 2009. We had an increase in cash provided by short-term investment activities of $33.6 million (during the first nine months of 2009, we made purchases of short-term investments of $18.7 million offset by sale of short-term investments of $30.6 million, for net cash provided of $11.9 million, compared to net cash used of $21.7 million related to short-term investments in the prior period). These items were partially offset by a purchase of a license in

2009 for the exclusive rights to certain patents through the year 2018 for $9 million, of which $5.4 million was paid in the first nine months of 2009.
Cash flows from financing activities. Cash used for financing activities was $100.1 million during the first nine months of 2009, versus $70.4 million used in the same period of 2008. Cash used for repayment of long-term debt under our Credit Facility was $78.2 million and $79.0 million for the first nine months of 2009 and 2008, respectively. In addition, we repurchased 2036 Notes with a principal amount of $27.3 million for a cash payment of $21.1 million during the first nine months of 2009. Thus, the total debt reduction in the first nine months of 2009 was $105.4 million. We also paid $7.7 million for debt issuance costs related to our convertible note exchange in September 2009 (see Note 10, Debt). Cash received from the issuance of common stock was $6.4 million and $7.4 million during the first nine months of 2009 and 2008, respectively, the majority of which came from our employees exercising stock options.
2036 Notes. We issued our 2036 Notes with a stated maturity of July 1, 2036 pursuant to an Indenture dated as of June 27, 2006 as supplemented by the first supplemental indenture dated September 6, 2006 (the 2036 Notes Indenture) between us, certain of our significant domestic subsidiaries, as guarantors of the 2036 Notes, and U.S. Bank National Association, as trustee for the benefit of the holders of the 2036 Notes, which specifies the terms of the 2036 Notes. The 2036 Notes bear interest at the rate of 3.25 percent per year, payable semiannually. The 2036 Notes are our direct, unsecured, senior subordinated obligations, rank junior to our Credit Facility and will rank junior in right of payment to all of our future senior secured debt as provided in the 2036 Notes Indenture. The 2036 Notes have the same rank as our 2041 Notes.
In addition to regular interest on the 2036 Notes, we will also pay contingent interest beginning July 1, 2011 at 0.25% of the average trading price of the 2036 Notes, if the average trading price for the five consecutive trading days immediately before the last trading day preceding the relevant six-month period equals or exceeds 120 percent of the principal amount of the 2036 Notes. The 2036 Notes are convertible under certain circumstances for cash and shares of our common stock, if any, at a conversion rate of 51.5318 shares of our common stock per $1,000 principal amount of 2036 Notes (which is equal to an initial conversion price of approximately $19.406 per share), subject to adjustment. Upon conversion, we would be required to satisfy up to 100 percent of the principal amount of the 2036 Notes solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock.
If a holder elects to convert its 2036 Note in connection with a designated event or change that occurs prior to July 1, 2013, we will pay, to the extent described in the 2036 Notes Indenture, a make whole premium by increasing the conversion rate applicable to such 2036 Notes. All of the above conversion rights will be subject to certain limitations imposed by our Credit Facility.
We may also redeem the 2036 Notes on or after July 6, 2011 at specified redemption prices as provided in the 2036 Notes Indenture plus accrued and unpaid interest and contingent interest. Holders of the 2036 Notes may require us to purchase all or a portion of their 2036 Notes for cash on July 1, 2013, July 1, 2016, July 1, 2021, July 1, 2026, and July 1, 2031 or in the event of a designated event or change, at a purchase price equal to 100 percent of the principal amount of the 2036 Notes to be repurchased plus accrued and unpaid interest and contingent interest.
2041 Notes. We issued our 2041 Notes with a stated maturity of September 15, 2041 pursuant to an Indenture dated as of September 21, 2009 (the 2041 Notes Indenture) between us, certain of our significant domestic subsidiaries, as guarantors of the 2041 Notes, and U.S. Bank National Association, as trustee for the benefit of the holders of the 2041 Notes, which specifies the terms of the 2041 Notes. The 2041 Notes bear interest at the rate of 4.00 percent per year, payable semiannually. The 2041 Notes are our direct, unsecured, senior subordinated obligations, rank junior to our Credit Facility and will rank junior in right of payment to all of our future senior debt as provided in the 2041 Notes Indenture. The 2041 Notes have the same rank as our 2036 Notes.
In addition to regular interest on the 2041 Notes, we will also pay contingent interest beginning September 15, 2016 at 0.75% of the average trading price of the 2041 Notes, if the average trading price for the five consecutive trading days immediately before the first day of such semiannual period equals or exceeds 130 percent of the principal amount of the 2041 Notes. The 2041 Notes are convertible under certain circumstances for cash and shares of our common stock, if any, at a conversion rate of 51.5318 shares of our common stock per $1,000 principal amount of 2041 Notes (which is equal to an initial conversion price of approximately $19.406 per share), subject to adjustment. Upon conversion, we would be required to satisfy up to 100 percent of the principal amount of the 2041 Notes solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock.
If a holder elects to convert its 2041 Note in connection with a designated event or change, we will pay, to the extent described in the 2041 Notes Indenture, a make whole premium by increasing the conversion rate applicable to such 2041 Notes. All of the above conversion rights will be subject to certain limitations imposed by our Credit Facility.

We may also redeem the 2041 Notes on or after September 15, 2016 at specified redemption prices as provided in the 2041 Notes Indenture plus accrued and unpaid interest and contingent interest. Holders of the 2041 Notes may require us to purchase all or a portion of their 2041 Notes for cash on September 15, 2016 or in the event of a designated event or change, at a purchase price equal to 100 percent of the principal amount of the 2041 Notes to be repurchased plus accrued and unpaid interest and contingent interest.
2036 Notes and 2041 Notes — Potential Dilution. Prior to conversion, our 2036 Notes and 2041 Notes represent potentially dilutive common share equivalents that must be considered in our calculation of diluted earnings per share (EPS). When there is a net loss, common share equivalents are excluded from the computation because they have an anti-dilutive effect. In addition, when the conversion price of our 2036 Notes and 2041 Notes is greater than the average market price of our stock during any period, the effect would be anti-dilutive and we would exclude the 2036 Notes and 2041 Notes from the EPS computation. However, when the average market price of our stock during any period is greater than the conversion price of the 2036 Notes and 2041 Notes, the impact is dilutive and the 2036 Notes and 2041 Notes will affect the number of common share equivalents used in the diluted EPS calculation. The degree to which the 2036 Notes and 2041 Notes are dilutive increases as the market price of our stock increases.
The following table illustrates the number of common share equivalents that would potentially be included in weighted average common shares for the calculation of diluted EPS, assuming various market prices of our stock:

If the average	The number of common share equivalents potentially
market price of our stock is:	included in the computation of diluted EPS would be (1):		Percent Dilution (2)
	2036 Notes	2041 Notes	2036 Notes	2041 Notes
$19.00	- (anti-dilutive)	- (anti-dilutive)	0.0%	0.0%
$20.00	0.1 million	0.4 million	0.1%	0.5%
$25.00	0.7 million	2.9 million	1.0%	3.7%
$30.00	1.1 million	4.5 million	1.5%	5.8%

(1)	Common share equivalents are calculated using the treasury stock method

(2)	The percent dilution is based on 74,438,773 outstanding shares as of October 3, 2009.
For the three and nine months ended October 3, 2009, our 2036 Notes and 2041 Notes were excluded from the diluted net income per share calculation because the conversion price was greater than the average market price of our stock.
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
The six-year senior secured Credit Facility consists of (i) term loan debt and (ii) a revolving credit facility of up to $65.0 million which is available to fund ongoing working capital needs, including future capital expenditures and permitted acquisitions. During January 2008, we borrowed $12.0 million under the revolving credit facility to fund the payment of certain litigation settlements (refer to our financial statements, Note 9, Litigation Settlements). We repaid the outstanding balance with operating cash in February 2008. The administrative agent on our Credit Facility, which provides $25 million of the $65 million revolving credit facility, filed for Chapter 11 bankruptcy protection on November 1, 2009. See Item 3. Quantitative and Qualitative Disclosures About Market Risk, Credit Risk section, for further discussion.
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

On August 12, 2009, we received a Consent and Second Amendment to our Credit Facility, which allowed us to exchange a portion of our existing convertible senior subordinated notes for new convertible senior subordinated notes (see financial statements, Note 10, Debt). On October 29, 2007, we entered into a First Amendment of our Credit Facility to modify certain financial covenant ratios as defined in the Credit Facility (the Amendment). Pursuant to the terms of the Amendment, certain of the financial tests and covenants provided in Section 6.8 of the Credit Facility were amended and restated, including the interest coverage ratio, the total leverage ratio, the fixed charge coverage ratio, and the maximum consolidated capital expenditures.
As of October 3, 2009, we were in compliance with all financial covenants as defined in our Credit Facility which are summarized as follows:

Financial Covenant	Required Covenant	Actual Result

Total Leverage Ratio (1)	3.75:1.00 (maximum)	2.72
Senior Leverage Ratio (2)	2.00:1.00 (maximum)	0.89
Interest Coverage Ratio (3)	4.00:1.00 (minimum)	7.95
Fixed Charge Coverage Ratio (4)	1.50:1.00 (minimum)	2.67
Maximum Capital Expenditures (5)	$17.5 million	$3.69 million

(1)	Total outstanding debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(2)	Total outstanding senior secured debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(3)	Ratio of Consolidated Adjusted EBITDA for the trailing four quarters to cash interest expense for such period.

(4)	Ratio of Consolidated Adjusted EBITDA for the trailing four quarters to fixed charges (cash interest expense, scheduled principal payments on debt, capital expenditures, income taxes paid, earn-out and milestone payments) for such period.

(5)	Limit of capital expenditures for the full year.
The ratios are based on EBITDA, on a rolling four quarters, calculated with certain adjustments (Consolidated Adjusted EBITDA). Consolidated Adjusted EBITDA is a non-GAAP financial measure that is defined in our Credit Facility as earnings before interest, income taxes, depreciation, amortization, and other non-cash items reducing net income including IPR&D and stock compensation charges, less other non-cash items increasing net income. Consolidated Adjusted EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information relative to compliance with our debt covenants.
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
Cash commitments.
On April 26, 2006, we acquired certain issued patents and other assets from BioControl, an Israeli company focused on developing medical devices for the application of electrical stimulation technology. We acquired an exclusive license for the use of the patents and technologies in urology, gynecology and other pelvic health applications. In addition, as part of this acquisition, we purchased Cytrix Israel, Ltd. (Cytrix), an Israeli company with no operations, other than the employment of a specific workforce to support the related licensed technology. The purchase price is comprised of an initial payment of $25.0 million, milestone payments for relevant accomplishments through and including FDA approval of the product of up to $25.0 million, and royalties over the first ten years of the related license agreement. In the fourth quarter of 2007, we made a milestone payment of $7.5 million. In August 2008, we and BioControl amended the asset purchase and license agreements. Under these amendments, we agreed that the conditions for achieving the first milestone have been satisfied, and in the third quarter of 2008 we paid an additional $7.5 million for this milestone. In addition, BioControl agreed to eliminate our obligations to use commercially reasonable efforts to complete the remaining third milestone, and they released and waived all claims relating to such obligations. We remain liable to make the third milestone payment of $10.0 million if and when the payment conditions are satisfied, and we agreed to make certain other payments in the event that we transfer the BioControl technology to another party prior to achieving the third milestone. The royalty period was also extended for an additional three years.

We believe that funds generated from operations, together with our balances in cash and cash equivalents, as well as short-term investments and our revolving Credit Facility, will be sufficient to finance current operations, planned capital expenditures, servicing of existing debt and any contingent payments that become due related to the acquisition described.
Additional Information
We are currently subject to the informational requirements of the Securities Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly, and current reports, and proxy and information statements. You are advised to read this Quarterly Report on Form 10-Q in conjunction with the other reports, proxy statements, and other documents we file from time to time with the SEC. If you would like more information regarding our company, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC’s public reference room at 100 F. Street, NE, Room 1580, Washington, DC 20549. You may obtain information regarding the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC’s website. The address of this website is http://www.sec.gov.
We also make all of our SEC filings, such as our annual, quarterly and current reports and proxy statements, available to the public free from charge on our website www.AmericanMedicalSystems.com. Our website is not intended to be, and is not, a part of this Quarterly Report on Form 10-Q. We place our SEC filings on our website on the same day as we file such material with the SEC. In addition, we will provide electronic or paper copies of our SEC filings (excluding exhibits) to any of our stockholders free of charge upon receipt of a written request for any such filing. All requests for our SEC filings should be sent to the attention of Investor Relations at American Medical Systems Holdings, Inc., 10700 Bren Road West, Minnetonka, Minnesota 55343.
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
The following are some of the uncertainties and factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements: successfully competing against competitors; physician acceptance, endorsement, and use of our products; potential product recalls or technological obsolescence; healthcare reform legislation in the U.S.; successfully managing increased debt leverage and related credit facility financial covenants; the impact of current worldwide economic conditions on our operations; the disruption in global financial markets potential impact on the ability of our counterparties to perform their obligations and our ability to obtain future financing; factors impacting the stock market and share price and its impact on the dilution of convertible securities; potential obligations to make significant contingent payments under prior acquisitions; ability of our manufacturing facilities to meet customer demand; reliance on single or sole-sourced suppliers; loss or impairment of a principal manufacturing facility; clinical and regulatory matters; timing and success of new product introductions; patient acceptance of our products and therapies; changes in and adoption of reimbursement rates; adequate protection of our intellectual property rights; product liability claims; and currency and other economic risks inherent in selling our products internationally.

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
All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the uncertainties and factors described above, as well as others that we may consider immaterial or do not anticipate at this time. The risks and uncertainties described above are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We use derivatives to mitigate our exposure to volatility in interest and foreign currency exchange rates. We hedge only exposures in the ordinary course of business.
Interest Rates
We have interest rate risk as a result of the floating LIBOR index that is used to determine the interest rates on our Credit Facility. Accordingly, we have entered into various fixed interest rate swap contracts. As of October 3, 2009, the notional amount of the outstanding swap contracts, which mature over the next nine months, represented a significant portion of our floating rate debt. Based on a sensitivity analysis, as of October 3, 2009, an instantaneous and sustained 100-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a decrease in income before income taxes of approximately $1.0 million over the next 12 months. The estimated impact to income takes into account the mitigating effect of the interest rate swap agreements. The fair market value of the outstanding swap contracts is a derivative liability of $0.9 million at October 3, 2009. The notional amount of the contracts amortizes over their terms, and the amount of floating rate debt hedged in the future will depend on prepayments and additional contracts.
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
During the three and nine month periods ended October 3, 2009, revenues from sales to customers outside the United States were 25.1 percent and 27.3 percent of total consolidated revenues, respectively. International accounts receivable was 41.3 percent, inventory was 7.7 percent, cash and short term investments were 27.8 percent, and accounts payable was 27.0 percent of total consolidated accounts for each of these items as of October 3, 2009. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $0.8 million and $1.7 million during the three and nine months ended October 3, 2009, respectively.
We have entered into various foreign exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on our forecasted sales to and receivables from certain subsidiaries. At October 3, 2009, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $34.3 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $3.4 million. Actual amounts may differ.
Credit Risk
Credit risk on financial instruments arises from the potential for counterparties to default on their obligations to us. Recent economic events, including failures of financial service companies and the related liquidity crisis, considerably disrupted the capital and credit markets. Our credit risk consists of trade receivables, cash and cash equivalents, short-term investments, derivative instruments, lending commitments and insurance relationships in the ordinary course of business.
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
To date, all previous lending commitments remain available to us, and we have not incurred any charges specific to the increased volatility in credit markets and credit risk. However, the administrative agent on our Credit Facility filed for Chapter 11 bankruptcy protection on November 1, 2009. The administrative agent on our Credit Facility also provides $25 million of our $65 million revolving credit facility. If the administrative agent is unable to perform its duties as a result of the Chapter 11 bankruptcy filing, we will need to amend our Credit Facility to designate a new administrative agent and may obtain a replacement lender on the revolving credit facility. Based on our existing cash and short-term investments, we may determine not to replace the portion of our revolving credit facility if the administrative agent cannot fulfill its commitments.
Inflation
We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of October 3, 2009.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during our third quarter ended October 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material developments in the third fiscal quarter to the legal proceedings disclosed in Part II, Item 1, Legal Proceedings, in our quarterly report on Form 10-Q for the fiscal quarter ended July 4, 2009.
ITEM IA. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part I — Item 1A. of our Annual Report on Form 10-K for the year ended January 3, 2009, except for the following risk factor that we have added.
The impact of healthcare reform in the U.S. on us is uncertain.
Recently, President Obama and members of the U.S. Congress have proposed significant reforms to the U.S. healthcare system. Although the various proposals have received support in Congressional committees, there still is no consensus on key issues such as whether there will be an employer mandate for healthcare insurance or a public healthcare insurance program and how to pay for increased costs. To the extent that the number of uninsured or underinsured patients is reduced, demand for our products could increase. However, efforts to pay for healthcare reform through a proposed new tax on medical device companies and efforts to contain healthcare costs, directly through pricing or reimbursement controls, or indirectly by government-sponsored healthcare insurance, could have a material adverse effect on our sales and results of operations. Accordingly, the impact healthcare reform could have on our business, and on the medical device industry as a whole, remains uncertain.

ITEM 6. EXHIBITS

Item No.	Item	Method of Filing
2.1	Asset Purchase Agreement, dated as of September 30, 2009, between American Medical Systems, Inc. and Conceptus, Inc.	Filed with this Quarterly Report on Form 10-Q.

4.1	Form of Indenture for Senior Debt Securities.	Incorporated by reference to Exhibit 4.2 of the Company’s Form S-3 filed on August 12, 2009 (File No. 333-161290).

4.2	Form of Senior Debt.	Incorporated by reference to Exhibit 4.3 of the Company’s Form S-3 filed on August 12, 2009 (File No. 333-161290).

4.3	Form of Indenture for Subordinated Debt Securities.	Incorporated by reference to Exhibit 4.4 of the Company’s Form S-3 filed on August 12, 2009 (File No. 333-161290).

4.4	Form of Subordinated Debt Security.	Incorporated by reference to Exhibit 4.5 of the Company’s Form S-3 filed on August 12, 2009 (File No. 333-161290).

4.5	Indenture, dated as of September 21, 2009, between American Medical Systems Holdings, Inc., the Subsidiary Guarantors (as defined therein), and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 22, 2009 (File No. 000-30733).

4.6	Form of 4.00% Convertible Senior Subordinated Note due 2041.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on September 22, 2009 (File No. 000-30733).

4.7	Form of Subsidiary Guarantee entered into by each of the Subsidiary Guarantors.	Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on September 22, 2009 (File No. 000-30733).

10.1	Consent and Second Amendment to Credit and Guaranty Agreement by and among American Medical Systems, Inc., each of the other Credit Parties which is a signatory thereto and CIT Healthcare LLC.	Incorporate by reference to Exhibit 99.1 of the Company’s Form 8-K filed on August 14, 2009 (File No. 000-30733).

10.2	Employment Agreement, effective as of August 3, 2009, between Maximillian Fiore and American Medical Systems, Inc.	Filed with this Quarterly Report on Form 10-Q.

10.3	Separation Agreement, dated June 9, 2009, by and between Jan Dick and American Medical Systems, Inc.	Filed with this Quarterly Report on Form 10-Q.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC
November 10, 2009	By	/s/ Anthony P. Bihl, III
Date		Anthony P. Bihl, III
President and Chief Executive Officer (Principal Executive Officer)

November 10, 2009	By	/s/ Mark A. Heggestad
Date		Mark A. Heggestad
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Fiscal Quarter Ended October 3, 2009

Item No.	Item	Method of Filing
2.1	Asset Purchase Agreement, dated as of September 30, 2009, between American Medical Systems, Inc. and Conceptus, Inc.	Filed with this Quarterly Report on Form 10-Q.

4.1	Form of Indenture for Senior Debt Securities.	Incorporated by reference to Exhibit 4.2 of the Company’s Form S-3 filed on August 12, 2009 (File No. 333-161290).

4.2	Form of Senior Debt.	Incorporated by reference to Exhibit 4.3 of the Company’s Form S-3 filed on August 12, 2009 (File No. 333-161290).

4.3	Form of Indenture for Subordinated Debt Securities.	Incorporated by reference to Exhibit 4.4 of the Company’s Form S-3 filed on August 12, 2009 (File No. 333-161290).

4.4	Form of Subordinated Debt Security.	Incorporated by reference to Exhibit 4.5 of the Company’s Form S-3 filed on August 12, 2009 (File No. 333-161290).

4.5	Indenture, dated as of September 21, 2009, between American Medical Systems Holdings, Inc., the Subsidiary Guarantors (as defined therein), and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 22, 2009 (File No. 000-30733).

4.6	Form of 4.00% Convertible Senior Subordinated Note due 2041.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on September 22, 2009 (File No. 000-30733).

4.7	Form of Subsidiary Guarantee entered into by each of the Subsidiary Guarantors.	Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on September 22, 2009 (File No. 000-30733).

10.1	Consent and Second Amendment to Credit and Guaranty Agreement by and among American Medical Systems, Inc., each of the other Credit Parties which is a signatory thereto and CIT Healthcare LLC.	Incorporate by reference to Exhibit 99.1 of the Company’s Form 8-K filed on August 14, 2009 (File No. 000-30733).

10.2	Employment Agreement, effective as of August 3, 2009, between Maximillian Fiore and American Medical Systems, Inc.	Filed with this Quarterly Report on Form 10-Q.

10.3	Separation Agreement, dated June 9, 2009, by and between Jan Dick and American Medical Systems, Inc.	Filed with this Quarterly Report on Form 10-Q.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.