Form 10-K
period 2010-01-02
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2010-03-01
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
January 2, 2010	000 – 30733
AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-1978822
(State of Incorporation)	(IRS Employer Identification No.)
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
None
     Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of July 2, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant (based upon the closing price of the common stock as of that date as reported by The Nasdaq Stock Market LLC and excluding outstanding shares beneficially owned by directors, executive officers, and affiliates) was approximately $821,310,455.
     As of February 19, 2010, 75,120,750 shares of Common Stock of the registrant were outstanding.
     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Annual Report) from the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be held April 29, 2010 (the “2010 Proxy Statement”).

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
FORM 10-K
For the Fiscal Year Ended January 2, 2010

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
As used in this report, references to “American Medical Systems,” the “company,” “we,” “our” or “us,” unless the context otherwise requires, refer to American Medical Systems Holdings, Inc. and its subsidiaries.
We own or have rights to various trademarks, trade names or service marks, including the following: AMS 700 ®, AMS 800 ®, AMS 700 LGX ®, AMS 800 ®, AMS 700 ® MS™, InVance ® AdVance ®, InhibiZone ®, Acticon®, UroLume ®, InhibiZone ®, Tactile Pump ®, Momentary Squeeze Pump™, Spectra™, GreenLight HPS®, GreenLight PV ®, StoneLight ®, SureFlex, TherMatrx ®, MiniArc ®, Monarc ®, Acticon ®, Apogee ®, Perigee®, InteXen ®, and Elevate ®. The trademarks Viagra ®, Levitra ®, Cialis ®, and Her Option® referred to in this annual report on Form 10-K are the registered trademarks of others.
PART I

Item 1.	Business
Overview
Our company was formed in 1972 and we completed our 37th year of operations in 2009, with a continued focus on technological innovation, market expansion and financial strength.
We are a world leader in developing and delivering innovative medical technology solutions to physicians treating men’s and women’s pelvic health conditions, thereby recognized as a technology leader in the markets we serve. We have built a business that delivers growth, fueled by a robust pipeline of innovative products for significant, under-penetrated markets. We have a diverse product portfolio, which treats men’s incontinence, erectile dysfunction, and benign prostatic hyperplasia (BPH), and treats women’s incontinence and pelvic floor prolapse. We estimate there are as many as 1.6 billion incidences of these conditions in the global markets we serve, with many people suffering from multiple conditions. Treatment options for these conditions vary considerably depending on the severity of the condition. Approximately 350 million of these men and women have conditions sufficiently severe so as to profoundly diminish their quality of life and significantly impact their relationships. Our addressable market is contained within this group of patients. Our product development and acquisition strategies have focused on expanding our product offering for surgical solutions, including less-invasive solutions for surgeons and their patients. Our primary physician customers include urologists, gynecologists, urogynecologists and colorectal surgeons.
Our net sales grew from $501.6 million in 2008 to $519.3 million in 2009. In 2009, men’s health contributed $234.6 million, or 45 percent of total net sales, BPH therapy contributed $114.5 million, or 22 percent of total net sales, and women’s health contributed $170.2 million, or 33 percent of total net sales.
Our men’s health products for treating incontinence and erectile restoration, and our women’s health products for treating pelvic floor repair, were key drivers in revenue growth in 2009. In particular, the AMS 800 ® (our artificial urinary sphincter product) and the AMS 700 ® (our erectile restoration product), led our sales growth in men’s health, and the successful launch in mid-2009 of the new Elevate® anterior product for pelvic floor repair led our women’s health sales growth in the second half of the year. Our 2009 sales saw a modest decline over 2008 in our BPH therapy products, which is our full line of products to deliver minimally invasive procedures for the treatment of obstructive BPH and urinary stones. However, we achieved accelerating sales growth in our BPH therapy product line each sequential quarter throughout 2009, and 2009 sales of fibers used by the GreenLight HPS ® (High Performance System) laser system exceeded 2008 fiber sales. Our women’s health products for treating incontinence had modest growth in 2009 due to the continued solid growth of MiniArc ®.

In 2009, we continued to focus on initiatives which reduce working capital, manage expenses and drive operating leverage throughout our business. We generated cash from operating activities of $122.8 million in 2009, compared to $115.8 million in 2008. We also reduced our debt by $130.8 million in 2009, compared to $119.7 million in 2008. We earned net income of $84.8 million in 2009, compared to $30.8 million in 2008.
Based on our areas of competitive strength, our strategy is to expand the reach of our products and address unmet needs in both established and new pelvic health markets. We determined our female sterilization assets and technology (Ovion technology) and our Her Option® global endometrial cryoablation product line did not fit our long-term strategy. During the third quarter of 2009, we sold our Ovion technology for $23.6 million (see Notes to Consolidated Financial Statements — No. 5, Goodwill and Intangible Assets). In February of 2010, we sold the Her Option® product line for $20.5 million (see Notes to Consolidated Financial Statements — No. 16, Subsequent Events). The sale of these non-strategic assets will allow us to concentrate our efforts and resources on improving and expanding the global reach of our products to restore quality of life to men and women through our innovative, life-changing solutions.
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
Markets and Products
In recent years, the number of people seeking treatment for various pelvic health disorders has grown with the publicity for new treatments and drug therapies, but the portion of afflicted patients seeking treatment remains relatively low. When patients seek treatment, they generally begin with options that will be as minimally invasive as possible, such as pharmaceutical therapies. Also, when patients initially seek treatment, their first physician contact is usually with a general practitioner and not with a surgical specialist. If less invasive options have proven unsuccessful, patients and their physicians may then consider surgery as a solution for their pelvic health disorder.
Sales of our products benefit from some of the same factors which drive sales in many other medical device companies: an aging population with a desire to maintain a high quality of life, the expanding availability of safe and effective treatments, minimally invasive solutions, expanded options for in-office treatments, and increasing patient and physician awareness of these treatments.
The diseases we treat can profoundly affect the quality of one’s life and the burden of these diseases increases with age. The incidence of incontinence, erectile dysfunction and benign prostatic hyperplasia in men increases with age and with the incidence of prostate cancer surgery. Female incontinence and pelvic organ prolapse are linked to pregnancy and childbirth among younger women, but also occur independently as women age.
As a result, we believe that as the “baby boomer” generation continues to age, the growth in the prospective patient pool for our products will accelerate. We also believe that this demographic group and those that follow will be less willing to accept the natural deterioration of body functions. We believe their desire to maintain a consistent quality of life will amplify their increased demand for our products and therapies. As a result, our strategy of providing an expanding portfolio of treatment options is an important business driver. In the last several years, we have successfully introduced new products and therapies to meet our target physician and patient needs. Our product development and acquisition strategies have focused on expanding our product offering with products and procedures that improve outcomes, reduce operating time and trauma, economically benefit the overall healthcare system, and thereby increase the value of our products to physicians, patients, and payers.
Increasing patient awareness of these new treatments is critical to our continued success. We believe that advertising by pharmaceutical companies and increased private internet access to healthcare information has greatly increased patients’ awareness of treatment options for their medical conditions. For example, erectile dysfunction has become a more widely recognized disease largely due to the pharmaceutical industry’s extensive advertising campaign for Viagra®, Levitra® and Cialis®. Going forward, we expect continued advertisements to drive awareness of other pelvic health disorders. As individuals seek medical treatment, we expect many of them will learn about and choose a treatment using one of our products. We facilitate that decision by working closely with physicians who are skilled in procedures using our products and therapies, and by co-sponsoring meetings and community health talks where patients can learn more about the benefits of these procedures. In 2009, thousands of men and women attended community health talks on the conditions we treat. While the principal focus of our education efforts continues to be with physicians, we continue to expand our patient awareness initiatives, primarily through conducting co-sponsored education and marketing activities with physician practices, and will continue to focus on patient initiatives in the future. Building physician awareness continues to be an important element of our education and marketing strategy. Physician training on the anatomy, physiology and surgical procedures surrounding pelvic health has become one of our core competencies. We trained approximately 9,600 physicians on our products and therapies in 2009. We believe our extensive experience in the pelvic health arena has resulted in a very strong franchise with urologists and we are working to build a similarly strong franchise with urogynecologists, surgical gynecologists and colorectal surgeons. The gynecology specialty is critical to our growth because most women who suffer from incontinence, pelvic organ prolapse and other pelvic disorders are likely to be referred to a gynecologist after first seeking help from their primary care physician. Longer term, we believe that colorectal surgeons will also be important to our success.
The expansion of our product offering, increasing physician and patient awareness and our focus on expanding our international operations, has greatly increased our business opportunities. We have developed and successfully introduced a number of new products and product improvements, most recently the MiniArc® Single-Incision Sling for female incontinence, the AMS 700 LGX® and Spectra™ (one-piece concealable penile prosthesis) for erectile restoration, and the Elevate® posterior and anterior transvaginal pelvic floor repair system. We placed continuous focus on expanding our marketing of the GreenLight HPS® lasers and fibers for the treatment of BPH and the StoneLight® laser and fibers for the treatment of urinary stones. We initiated clinical studies for a variety of products in our incontinence, BPH therapy and pelvic floor repair businesses during 2009. We remain committed to spending approximately ten percent of our sales over the long term on research and development in order to develop new products and product improvements, generate robust clinical data, and continue to be recognized as the world leader in pelvic health innovation.
Men’s Health
Over 50 million men worldwide suffer from urinary incontinence, the involuntary release of urine from the body. In men, this can be caused by nerve and sphincter damage from prostate cancer surgery. Male incontinence may be managed with a catheter and leg bag to collect the urine, or with pads and diapers to absorb the leaks. These measures are far from ideal, as they come with recurring replacement product costs, the potential for infection, and embarrassing leaks and odor, not to mention a significantly diminished quality of life or need for managed care.
Since 1972, when we introduced the predecessor to today’s AMS 800® Artificial Urinary Sphincter, we have been the primary medical device company supplying surgical solutions for male incontinence. This fully implanted system includes an inflatable urethral cuff to restrict flow through the urethra, and a control pump which allows the patient to discreetly open the cuff when he wishes to urinate. Since 2000, we have also been selling the InVance® sling system, a less-invasive procedure for men with moderate incontinence. Our newer solution, the AdVance® sling system for the treatment of mild to moderate stress urinary incontinence, has been a key driver of our success since its release in 2007. The AMS 800® with InhibiZone® has successfully reduced surgical infections, similar to the results seen in erectile restoration applications. We also offer the UroLume® endoprosthesis stent as a less invasive procedure for men within this group who may not be good surgical candidates, as well as for men suffering from bulbar urethral strictures. Our Acticon® Neosphincter is used to treat severe fecal incontinence, the loss of bowel control, in men for whom less invasive treatments have failed.
Erectile dysfunction is the inability to achieve or maintain an erection sufficient for sexual intercourse. When this condition is not improved by drugs, it is most often caused by vascular disease, complications from diabetes, or prostate surgery which can damage both nerves and arteries necessary for erectile function. This disease can also be caused by spinal cord injury, and may have a psychogenic component. We estimate that erectile dysfunction may affect over 400 million men and their partners around the world. The primary treatment for erectile dysfunction is the class of drugs referred to as PDE-5 inhibitors. Less than 70 percent of patients using these drugs have a positive response. The failed patient may try a vacuum device or a topical or injected drug before considering a penile implant such as those we offer. If the patient elects to have implant surgery, the surgeon implants a penile prosthesis, which is a consistent, reliable solution.
We lead the penile implant market with a series of semi-rigid malleable prostheses and a complete range of more naturally functioning inflatable prostheses, including the AMS 700® MS™. We have continued to improve our market leading implants over the years, and our AMS 700® inflatable prostheses includes a Parylene coating on certain internal surfaces of the prosthesis to increase durability, the InhibiZone® antibiotic coating for which we received U.S. Food and Drug Administration (FDA) approval in July 2009 for our product claim that InhibiZone® reduces the rate of revision surgery due to surgical infections, and the Tactile Pump® and Momentary Squeeze Pump™, designed to improve ease of use for patients. Physician preference for these new products contributed to the growth in erectile restoration sales in the last three years.

BPH Therapy
Our products can be used to relieve restrictions on the normal flow of urine from the bladder caused by bladder obstructions, generally the result of BPH or bulbar urethral strictures. Symptoms of BPH include increased urination frequency, sudden urges to urinate, and weak urine flow. More than 70 percent of men over age 60 have some symptoms of BPH. Prior to the development of less invasive therapies, the conventional treatment for those experiencing a physical obstruction of the prostatic urethra was a surgical removal of the prostatic tissue performed under general anesthesia in the operating room known as a transurethral resection of the prostate (TURP). We offer men an alternative to a TURP, that is the GreenLight™ photovaporization of the prostate. This laser therapy is designed to reduce the comorbidities associated with a TURP. The GreenLight PV® laser system has paved the way for creating a new standard of care in the treatment of BPH. This new standard of BPH care is further advanced by the GreenLight HPS® which provides shorter treatment times with similar long-term results as the earlier GreenLight PV® system, thereby enhancing user comfort. The GreenLight HPS® offers a more intense laser beam balancing vaporization of tissue with coagulation to prevent blood loss and providing enhanced surgical control compared to other laser systems, and numerous system improvements over the GreenLight PV® system, for true plug-and-play functionality. We also offer the StoneLight® laser and SureFlex™ fiber optics for the treatment of urinary stones. StoneLight® is a lightweight and portable 15-watt holmium laser that offers the right amount of power to effectively fragment most urinary stones. The SureFlex™ fiber optic line is engineered to deliver more energy safely and effectively, even under maximum scope deflection, for high performance holmium laser lithotripsy.
For those men not yet to the point of urethral obstruction, but for whom symptomatic relief is desired, therapeutic options include pharmaceuticals as well as less-invasive tissue ablation techniques that can be performed in a physician’s office, including microwave therapy or radiofrequency energy delivered to the prostate. The market for an office-based therapy for BPH has remained relatively flat, at approximately 90,000 men treated annually, partially due to the continued adoption of laser delivered BPH treatments. It is within this office-based market segment that our TherMatrx® offering is positioned.
Women’s Health
Over 500 million women in our global markets suffer from urinary or fecal incontinence. These diseases can lead to debilitating medical and social problems, ranging from embarrassment to anxiety and depression. There are three types of urinary incontinence: stress, urge, and mixed incontinence (a combination of stress and urge). While stress incontinence is generally caused by a weakening of the pelvic floor and resultant hypermobility of the urethra, urge incontinence is more complex and currently not as well understood. Pads and diapers are often used to contain and absorb leaks, and may be acceptable for controlling mild incontinence. Drug therapy and electrical nerve stimulation are currently used to treat urge incontinence. Incontinence may be treated through exercises to strengthen pelvic floor muscles, or through the injection of collagen or some other bulking agent into the wall of the urethra or bladder neck to narrow the passage. Surgical solutions are generally recommended only if these other therapies are not effective. Our current products in the market treat stress incontinence, which generally results from a weakening of the tissue surrounding the bladder and urethra which can be a result of pregnancy, childbirth and aging.
We offer a broad range of systems to restore female continence led by Monarc® and MiniArc®. Monarc®, launched in 2003, has established itself as a standard treatment for stress incontinence. It incorporates unique helical needles to place a self-fixating, sub-fascial hammock through the obturator foramin. Our MiniArc® Single-Incision Sling incontinence solution was released in 2007 and requires just one incision to surgically place a small sling under the urethra, which minimizes tissue disruption and potential for blood loss, thereby allowing the procedure to be done with less anesthesia on an outpatient basis.
The Acticon® neosphincter, an extension of our urinary control technology, is used to treat severe fecal incontinence primarily as the result of complications from childbirth, including the episiotomy.
Pregnancy, labor, and childbirth may also cause pelvic organ prolapse and other pelvic floor disorders. Prolapse and other pelvic floor defects may be treated with a variety of open, laparoscopic, and transvaginal surgeries. Over 450,000 procedures are performed annually around the world to repair some form of pelvic organ prolapse in women. These procedures have historically been performed through the use of suture and graft materials designed for other surgical applications. We offer less invasive solutions for pelvic floor repair, with the Apogee® and Perigee® systems. The Apogee® system is designed to repair vaginal vault prolapse, a condition often resulting from the removal of the supporting mechanisms for the apex of the vagina as the result of hysterectomy. The Perigee® system targets repair of cystocele, or the herniation of the bladder through the anterior wall of the vagina. We also offer InteXen®, a biologic graft as an alternative to our synthetic mesh solutions. In 2008, we introduced the Elevate® transvaginal pelvic floor repair system, with no external incisions. Using an anatomically designed needle and self-fixating tips, Elevate® allows for safe, simple and precise mesh placement through a single vaginal incision. The posterior system was launched in 2008 and the anterior system was launched in 2009.
Selling and Marketing
We sell our products in the United States, Canada, Australia, Brazil, and many western European countries through direct field representatives. At the end of 2009, we had 500 employees in our global sales and marketing force. We also ended 2009 with 68 independent distributors who represent our products in countries where we do not have direct field representatives and accounted for approximately 6.2 percent of our worldwide sales. In specific laser therapy markets in the United States, we sell through a number of mobile providers. No single customer or group of customers accounts for more than ten percent of our total sales. Local market conditions, including the regulatory and competitive situation, determine the type of products we sell in each market.
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
Manufacturing and Supply
We use approximately 130,000 square feet of our facilities in Minnesota, California and Arizona for manufacturing, warehousing, and distribution of our products. In 2010, we plan to consolidate our laser therapy operations by moving the Arizona activities to our California facility, which we anticipate will result in improved efficiencies by eliminating unnecessary redundancies. We utilize warehouses to support local distribution in countries outside the U.S. where we have direct sales representation. We maintain a single-shift manufacturing operation and employ lean manufacturing approaches for the reduction of waste in manufacturing processes and alignment of production with customer demand. Some of our products utilize raw materials or components that are either single or sole-sourced.
We maintain a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance, and quality control test methods. Our documentation systems comply with appropriate FDA and International Organization for Standards (ISO) requirements.
Research and Development
We are committed to developing new products and improving our current products to provide physicians and patients with better clinical outcomes through less invasive and more efficiently delivered therapies. Most of our research and development activities are conducted in our Minnesota and California facilities, although we also work with physicians, research hospitals, and universities around the world. Many of the ideas for new and improved products come from a global network of leading physicians, who work with us in evaluating new concepts and in conducting clinical trials to gain regulatory approvals. We conduct applied research in areas that we think will likely lead to product commercialization activities. This research is often done at a technology platform level such that the science can be utilized to develop a number of different products. The development process for any new product can range from several months to several years, primarily depending on the regulatory pathway required for approval.

Our product development engineers work closely with their marketing partners to identify important needs in the urology, gynecology, urogynecology and colorectal markets. The team then analyzes the opportunities to optimize the value of the product development portfolio. During 2009, our product development teams continued to improve our current product lines and develop new products to increase our market share and also expand the markets we serve. In addition, we believe our clinical data will continue to drive market expansion for our therapies and demonstrates our technology leadership position. The following two items are notable examples of new product development and the importance of clinical data. In mid-2009, we had our successful launch of the new Elevate® anterior product for treating pelvic floor repair that led our women’s health sales growth in the second half of the year, and in July 2009, the FDA approved our InhibiZone ® anti-infection claim indicating we have the only inflatable penile prosthesis with clinical evidence showing a significant reduction in the rate of revision surgery due to infection.
Our spending on research and development activities, including clinical and regulatory work totaled $52.8 million, $46.2 million and $43.3 million in 2009, 2008 and 2007, respectively. These research and development dollars represented 10.2 percent, 9.2 percent and 9.3 percent of sales for each year respectively. We plan to target research and development spending at approximately 10 percent of sales for the foreseeable future.
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
Intellectual Property
We rely on intellectual property including patents, trade secrets, technical innovations, and various licensing agreements to protect and build our competitive position. We own 268 issued U.S. patents, with approximately half of such patents being issued or acquired in the last four years, and numerous international patents covering various aspects of our technology. We also have U.S. and international patent applications pending. We review competitive products and patents to actively enforce our rights and to avoid infringing the legitimate rights of others.
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
The class to which our products are assigned determines the type of pre-marketing application required for FDA clearance. If the product is classified as Class I or II, and if it is not exempt, a 510(k) will be required to obtain marketing clearance. It generally takes several months from the date of most 510(k) submissions to obtain clearance, and it may take longer, particularly if a clinical trial is required. Class III devices generally require a pre-market approval application (PMA) supported by investigational clinical studies. The PMA process can be expensive, uncertain, require detailed and comprehensive data, and generally takes significantly longer than the 510(k) process.
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
Our penile implant, artificial urinary and bowel sphincters, UroLume® endoprosthesis stent, and TherMatrx® products have been approved through the Product Development Protocol (PDP) or PMA process. Our other products were approved through the 510(k) pre-market notification process. We have conducted clinical trials to support our PDP and PMA regulatory approvals.
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
Employees
As of January 2, 2010, we employed 1,221 people in the following areas: 334 in manufacturing; 366 in U.S. sales, marketing and distribution; 146 in administration; 107 in regulatory, clinical and quality assurance; 90 in research and development; and 178 internationally. We do not have any organized labor unions. We believe we have an excellent relationship with our employees.
Accounting Periods
We have a 52-or 53-week fiscal year ending on the Saturday nearest December 31. Accordingly, fiscal years 2009, 2008 and 2007 ended on January 2, 2010, January 3, 2009 and December 29, 2007, respectively, and are identified in this report as 2009, 2008 and 2007. Fiscal year 2008 had 53 weeks and fiscal years 2009 and 2007 consisted of 52 weeks.

Financial Information about Geographic Areas
Approximately 28.0 percent, 29.1 percent, and 28.0 percent of our consolidated revenues in 2009, 2008, and 2007, respectively, were from sales to customers outside of the United States. See Notes to Consolidated Financial Statements — No. 12, Industry Segment Information and Foreign Operations for more information.
Executive Officers of American Medical Systems Holdings, Inc.
The persons listed below are our current executive officers. Our executive officers are elected annually. There is no family relationship among any of the directors or executive officers, and no executive officer has been involved during the past ten years in any legal proceedings described in applicable Securities and Exchange Commission Regulations.

Name	Age	Title
Anthony P. Bihl, III	53	President and Chief Executive Officer
Mark A. Heggestad	51	Executive Vice President and Chief Financial Officer
Whitney D. Erickson	43	Vice President, General Manager Men’s Health
Maximillian D. Fiore	55	Senior Vice President and Chief Technology Officer
Jeanne M. Forneris	56	Senior Vice President and General Counsel
Francois X. Georgelin	44	Vice President, General Manager Europe/Middle East/Africa Region
Joe W. Martin	57	Senior Vice President, General Manager BPH Therapy
John F. Nealon	47	Senior Vice President, General Manager Women’s Health
Thomas K. Rasmussen	56	Vice President Minnetonka Operations & Worldwide Logistics
Randall R. Ross	47	Senior Vice President, Human Resources
Michael E. Ryan	50	Vice President, General Manager Asia Pacific/Latin America Region
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

Whitney D. Erickson has served as our Vice President and General Manager of Men’s Health since January 2007. Ms. Erickson has over 20 years of global experience including roles in process technology, operations leadership, marketing, business development and general management. She was previously with Honeywell International, where she spent 11 years, most recently as a Vice President for Business Development from 2004 to 2007, involved in integration of various Honeywell acquisitions. Prior to Honeywell, Ms. Erickson was with the former James River Corporation, as well as General Electric. She has worked in a variety of industries including polymers, pharmaceutical packaging and chemical intermediates as well as security hardware and power transformation.
Maximillian D. Fiore has served as our Senior Vice President and Chief Technology Officer since August 2009. Mr. Fiore has over 25 years experience in engineering, R&D, quality, and manufacturing. Most recently, he was Senior Vice President of Research, Development and Operations from August 2005 to January 2009 at OmniSonics Medical Technologies in Wilmington, Massachusetts. OmniSonics is a venture backed medical device company focused on developing breakthrough products for the treatment of vascular occlusive disease. Prior to OmniSonics has was Vice President of R&D from May 2003 to August 2005 for Smith & Nephew Endoscopy Division in Andover, MA. From 1994 until 2003 he was Vice President of Engineering at Aradigm Corporation in California. Prior to that, Mr. Fiore was the Director of Engineering at Johnson & Johnson — Lifescan from 1990 to 1994. Prior to that, Mr. Fiore held managerial positions at Abbott Laboratories from 1982 until 1990.
Jeanne Forneris, J.D. joined our company as our Senior Vice President and General Counsel in February 2010. Ms. Forneris served as Vice President of Strategic Investments for the Cardiac Rhythm Disease Management Division of Medtronic, Inc. from January 2007 to February 2010, and as Vice President and Senior Counsel for the Cardiac Rhythm Disease Management Division of Medtronic from July 1999 to January 2007. Prior to her time at Medtronic, Ms. Forneris served as Vice President and General Counsel of the M. A. Mortenson Company and also worked in private practice.
Francois X. Georgelin has served as Vice President and General Manager of the Europe/Middle East/Africa (EMEA) Region since January 2009. Mr. Georgelin has 15 years of leadership experience in international sales and marketing. From 2006 to January 2009 he served as Vice President of Emerging Markets, EMEA, for Gambro, a European-based health care company, with responsibility for both direct sales as well as sales through more than 50 distributors. Prior to Gambro, Mr. Georgelin held sales and marketing leadership positions throughout Europe at Medtronic (where he served as the Director, Cardiac Surgery Europe West from 2003 to 2006), Johnson & Johnson (Ethicon and Gynecare), and Air Liquide.
Joe W. Martin has served as Senior Vice President and General Manager BPH Therapy since April 2009. Mr. Martin brings over 25 years of leadership experience in medical products, including capital equipment and surgical products. Most recently, Mr. Martin served as the CEO from 2007 to 2009 of Milestone Scientific, a leading provider of medical and dental solutions. Prior to Milestone Scientific, Mr. Martin spent 13 years at Bayer Healthcare in a variety of leadership positions including president of the diabetes care division from 2000 to 2005. Before joining Bayer Healthcare, he held leadership positions of increasing responsibility in sales and marketing, including international roles, during his 12 years in the diagnostics division of Abbott Laboratories.
John F. Nealon has served as Senior Vice President and General Manager, Women’s Health since April 2008. Prior to his appointment as General Manager, Mr. Nealon served as Senior Vice President of Business Development from April 2005 to July 2008. From January 2002 to April 2005, he served as our Vice-President of Global Marketing. Mr. Nealon has over 15 years of experience in the medical device industry. From 1996 to 2001, he served on the management team at Survivalink, a start-up medical device company which developed and marketed automated external defibrillators (AEDs). His final three years at Survivalink, he served as Vice-President, Marketing and International Sales. In 1996, he served as Director of Product Marketing for Summit Medical. From 1989 to 1996, he served in a variety of global product marketing roles at GE Medical Systems in the x-ray, surgery and cardiology businesses.
Thomas K. Rasmussen has served as Vice President of the Minnetonka Operations and Worldwide Logistics since August 2007. Mr. Rasmussen has over 32 years of experience in engineering, quality, R&D, manufacturing and supply chain. From 1996 to 2007, Mr. Rasmussen worked for Smiths Medical as Director of Operations — Infusion

Systems, then Vice President Medical Delivery Operations, and finally as Vice President of the U.S. Supply Chain. Prior to Smiths Medical he worked for the 3M Company primarily within it various Health Care divisions in many different business functions and locations.
Randall R. Ross has served as Senior Vice President of Human Resources since June 2009. Mr. Ross has over 20 years of experience in the field of Human Resource Management. Most recently, he was Vice President of Human Resources from 2000 to 2009 for Best Buy, a global retailer of technology and entertainment products and services, where he led the HR function for the company’s 4,000-plus corporate staff and its subsidiaries. Prior to Best Buy, he had Human Resource leadership assignments at Target Corporation and Dow Chemical Company. He also served in a number of roles at the University of St. Thomas (Minnesota), including adjunct faculty member in the graduate program in Human Resource Development, staff psychologist and instructor for the University’s Center for Business Excellence. Mr. Ross is a licensed psychologist in the state of Minnesota.
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
Our competitors include several large medical device manufacturers, including Johnson & Johnson, Medtronic, Inc., C.R. Bard, Inc., Boston Scientific Corporation, Coloplast and Hologic, Inc. These and other of our competitors may have greater resources, more widely accepted products, better distribution channels, less invasive therapies, greater technical capabilities and stronger name recognition than we do. This is particularly the case when we enter new markets or develop technologies for new therapies. We expect our competitors will continue to improve their products and develop new competing products, including less invasive or non-invasive products, pharmaceuticals and cell or gene therapies. These new technologies and products may beat our products to the market, be more effective than our products, render our products obsolete by substantially reducing the prevalence of the conditions our products and therapies treat, or provide the same benefits as our existing products at the same or lower price. We may be unable to compete effectively with our competitors, or achieve our internally established growth targets, if we cannot maintain our market share and introduce new alternative products, techniques, therapies and technologies in the markets we serve.
Worldwide economic conditions may adversely affect our business, operating results and financial condition.
We believe the worldwide economic crisis has resulted and may continue to result in some reduction in the procedures using our products. Although a majority of our products are subject to reimbursement from third party government and non-government entities, some procedures that use our products can be deferred by patients. In light of the current economic conditions, patients may not have employer-provided healthcare, be as willing to take time off from work or spend their money on deductibles and co-payments often required in connection with the procedures that use our products. Beyond patient demand, hospitals and clinics may be less likely to purchase capital equipment given the current economic conditions and credit environment. In addition, economic conditions could affect the financial strength of our vendors and their ability to fulfill their commitments to us, and could also affect the financial strength of our customers and our ability to collect accounts receivable. While we believe current economic conditions may have contributed to a softening in our recent revenue growth rates, the specific impact is difficult to measure. Furthermore, we cannot predict how these economic conditions will impact our future sales, cost of goods sold, or bad debt expense.

Disruptions in the global financial markets could impact the ability of our counterparties and others to perform their obligations to us and our ability to obtain future financing.
Our credit risk consists of cash and cash equivalents, short-term investments, trade receivables, derivative instruments, lending commitments and insurance relationships in the ordinary course of business. We place cash, cash equivalents, short-term investments and derivative instruments with high quality financial institutions, which we monitor regularly and take action where possible to mitigate risk. We do not hold investments in auction rate securities, mortgage backed securities, collateralized debt obligations, individual corporate bonds, special investment vehicles or any other investments which are generally considered higher risk investments. The carrying value of accounts receivable approximates fair value due to the relatively short payment terms on these instruments, or current payment patterns of our customers. To date, all lending commitments remain available to us, and we have not incurred any charges specific to the increased credit risks. Insurance programs are with carriers that remain highly rated and we have no significant pending claims. However, disruptions in the capital and credit markets could cause our counterparties and others to breach their obligations or commitments to us under our contracts with them. While all of our debt maturities are long-term, any debt amendment or requirement for financing in the future could have a significant negative impact on our financing costs.
Our sales may be adversely affected if physicians do not recommend, endorse or accept our products.
We rely upon physicians to recommend, endorse and accept our products. Many of the products we acquired or are developing are based on new treatment methods. Acceptance of our products is dependent on educating the medical community as to the distinctive characteristics, perceived benefits, clinical efficacy, and cost-effectiveness of our products compared to competitive products, and on training physicians in the proper application of our products. We believe our products address major market opportunities, but if we are unsuccessful in educating physicians about the benefits of our products, or our products are identified in regulatory agency public health communications, our sales and earnings could be adversely affected. In addition, most of our products are used by physicians who are required to maintain certain levels of medical malpractice insurance to maintain their hospital privileges. As the cost of this insurance increases, certain physicians who have used our products to treat their patients may stop performing surgeries or providing therapies. Unless the patients who would have been treated by these physicians are referred to other physicians who would use our products, sales of our products could decline.
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
If our strategies to improve the performance of our laser therapy business are not effective in sustaining long-term profitability and sales growth, our business, operating results and financial condition could suffer.
In 2009, we implemented a number of strategies to improve the profitability and sales growth of our BPH therapy business. We completed an internal reorganization and hired a general manager for BPH therapy, to focus dedicated resources to this part of our business. We also reorganized our sales force, conducted sales training, implemented cost reductions, and improved the reliability of our laser therapy products in order to increase revenues, reduce costs, and improve profitability. If these strategies are not effective in sustaining long-term profitability and sales growth, our business may be negatively impacted.
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
The impact of healthcare reform in the U.S. on us is uncertain and may adversely affect our business.
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
Conversion of our 2036 Notes and 2041 Notes into common stock could result in dilution to our shareholders.

As of January 2, 2010, we have $62.0 million in principal amount of convertible senior subordinated notes due 2036 (2036 Notes) and 250.0 million in principal amount of convertible senior subordinated notes due 2041 (2041 Notes). Our 2036 Notes and 2041 Notes (Convertible Notes) are convertible, at the option of the holder, into shares of our common stock at an initial conversion price of $19.406 per share, subject to adjustment. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of Convertible Notes a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value (determined in the manner set forth in the indenture under which the Convertible Notes were issued) of the number of shares of our common stock as determined based on the conversion rate. If the conversion value exceeds $1,000, we will also deliver, in addition to cash, a number of shares of our common stock equal to the sum of the daily share amounts, as defined in the indenture. The number of shares of common stock issuable upon conversion of the Convertible Notes increases as the market price of our common stock increases, as described in the “Liquidity and Capital Resources” section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All of the above conversion rights are subject to certain limitations imposed by our Credit Facility.
Failure to satisfy our Convertible Notes and Credit Facility obligations and maintain compliance with the loan agreements and debt covenants could have a material adverse effect on our business.
As of January 2, 2010, we have $125.3 million outstanding under our Credit Facility as described in Part II, Item 8, Notes to Consolidated Financial Statements — No. 7, Debt. In addition to cash generated from operations, our Credit Facility represents our primary source of liquidity. The Credit Facility contains various restrictive covenants, compliance with which is essential to continued credit availability. Among the most significant of these restrictive covenants are financial covenants which require us to maintain predetermined ratio levels related to leverage, interest coverage, fixed charges, and a limit on capital expenditures. The covenants and restrictions contained in the Credit Facility could limit our ability to fund our business, make capital expenditures, and make acquisitions or other investments in the future. Failure to comply with any of these financial and other affirmative and negative covenants, or failure to make required payments on our Credit Facility and Convertible Notes, would constitute an event of default under the terms of the Credit Facility and under the terms of our Convertible Notes due to cross default provisions, entitling a majority of the bank lenders to, among other things, terminate future credit availability under the loan agreements, and/or increase the interest rate on outstanding debt, and/or accelerate the maturity of outstanding obligations under the loan agreements.
Our Convertible Notes and our Credit Facility may adversely affect our business in a number of ways, including the following:
•	requiring us to use a substantial portion of our cash to pay principal and interest on our debt instead of utilizing those funds for other purposes such as working capital, capital expenditures, and acquisitions;
•	limiting our ability to obtain any necessary additional financing in the future for working capital, capital expenditures, debt service requirements, or other purposes;
•	decreasing our debt ratings and increasing our cost of borrowed funds;
•	making us more vulnerable to a downturn in our business or the economy generally; and
•	subjecting us to the risk of being forced to refinance at higher interest rates when these amounts are due.
Our borrowing costs are sensitive to fluctuations in interest rates, and changes in interest rates may affect our profitability.
Because our Credit Facility carries a floating interest rate tied to LIBOR, we are subject to market risk exposure related to changes in interest rates. We use interest rate swaps to manage our interest rate risk on a portion of our floating rate debt. Under these arrangements, we effectively convert an amount of the principal balance under our Credit Facility, equal to a notional amount agreed upon in the financial instrument, from a floating rate to a fixed rate in a swap (or a range of floating rates should we utilize a collar or a limit on the floating rate in a cap), for an agreed-upon period of time. There is no certainty that we will continue to enter into financial instruments to hedge our risks in the future. Also, when we enter into a financial arrangement for a portion of our risk, there is no certainty that it would be effective or the rate will be at market for the entire term of the instrument. At the expiration or termination of any such financial instrument, we are again exposed to the market risk of increases in interest rates for our floating rate debt. We are also subject to the conditions of the debt market. Our capital structure includes term loans and convertible note debt which are traded in public and private transactions with fluctuating prices. Any future amendment to our credit facility could result in higher costs due to the trading price or market conditions at that time.
We may not be able to supply products that incorporate materials or components which are single or sole-sourced.
Some of our products utilize raw materials or components that are either single- or sole-sourced. These sources of supply could encounter manufacturing difficulties or may unilaterally decide to stop supplying us because of product liability concerns or other factors. We currently rely on single source suppliers for the silicone and fabric used in our male prostheses and for the porcine dermis and mesh used in many of our female products. Furthermore, we use single sources for the TherMatrx® consoles and disposables. A key component of the InteXen® and IntePro® antibiotic technology is also procured from a single source. We rely on single and sole source suppliers for certain components in our GreenLight HPS® system. We do not have written agreements with certain suppliers requiring them to supply us with these raw materials or components, and we cannot be certain that we would be able to timely or cost-effectively replace any of these sources upon any disruption. The loss of any of these suppliers could have a material adverse effect on our financial results in the near term, as we would be required to qualify alternate designs or sources.
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
We are currently operating with one manufacturing shift at each of our three principal locations. In 2010, we plan to consolidate our laser therapy operations by moving the Arizona activities to our California facility, which would result in two principal locations (Minnesota and California). We distribute our products from one location for a given product line. Although we believe we have adequate physical capacity to serve our business operations for the foreseeable future, and we carry property insurance on our facilities, we do not have a back up facility, and the loss or impairment of either of our Minnesota or California facilities would have a material adverse effect on our sales, earnings, and financial condition.
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
If we fail to receive regulatory approval for future products, or for modifications to the design, labeling or indications of existing products, we will be unable to market and sell these products. In the United States, we must obtain approval from the FDA before we can begin commercializing most of our products. The FDA approval processes are typically lengthy and expensive, and approval is never certain. Products distributed outside of the United States are also subject to foreign government regulations which vary from country to country. The time required to obtain approval from a foreign country may be longer or shorter than that required for FDA approval. In addition, we are required to comply with medical device reporting regulations, which require us to report to FDA or similar governmental bodies in other countries when our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. FDA disagreement with the approach taken to comply with regulatory requirements or our failure to obtain the necessary product approvals could result in government authorities:
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
In the event that any of our products present a health hazard to the patient or physician, fail to meet product performance criteria or specifications, including labeling, or fail to comply with applicable laws and regulations including those administered by the FDA and foreign jurisdictions, we could voluntarily recall or withdraw the products. The FDA and similar international regulatory bodies have the authority to require us to recall or withdraw our products in the event of material deficiencies or defects in design or manufacturing. A government mandated or voluntary recall or withdrawal by us could occur as a result of unanticipated safety risks, manufacturing errors or design defects, including defects in labeling. In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims are supported by applicable law. We have initiated product recalls in the past and there is a possibility that we may recall or withdraw products in the future and that future recalls or withdrawals could result in significant costs to us and in significant negative publicity which could harm our ability to market our products in the future.
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
In the recent past, federal and state enforcement authorities, as well as private “whistleblowers” operating under the “qui tam” provisions of the federal False Claims Act, have sought to enforce these laws against manufacturers of medical devices, alleging, among other things, that certain financial relationships with physicians are not bona fide consulting or other legitimate agreements, but are instead intended to induce those physicians to use and recommend company products. In some instances, these actions have resulted in substantial fines, penalties, and governmental supervision of those companies’ operations. Because our business necessitates frequent contact with physicians and other healthcare professionals, including financial relationships such as consulting agreements, training programs, and cooperative marketing arrangements, we have implemented a broad-based corporate compliance program, and voluntarily follow the AdvaMed Code of Ethics on Interactions with Health Care Professionals, in order to maintain compliance and inform our employees regarding the foregoing laws and regulations. However, if our past or present operations are found to be in violation of any of the laws described above or other similar governmental regulations to which we or our customers are subject, we or our officers may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, imprisonment, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Similarly, if the physicians or other providers or entities with which we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation especially when considering the high public scrutiny in this area. If enforcement action were to occur, our reputation and our business and financial condition may be harmed, even if we were to prevail or settle the action.
Our international operations expose us to various risks, including risks related to fluctuations in foreign currency exchange rates.
We derive a significant portion of our net sales from operations in international markets. During fiscal 2009, 2008 and 2007, 28.0 percent, 29.1 percent and 28.0 percent, respectively, of our sales were to customers outside the United States. Some of these sales were to governmental entities and other organizations with extended payment terms. A number of factors, including differing economic conditions, changes in political climate, differing tax structures, changes in diplomatic and trade relationships, and political or economic instability in the countries where we do business, could affect payment terms and our ability to collect foreign receivables. We have little influence over these factors and changes could have a material adverse impact on our business. In addition, foreign sales are influenced by fluctuations in currency exchange rates, primarily the Euro, Canadian dollar, Australian dollar, and Great Britain pound. Increases in the value of the foreign currencies relative to the U.S. dollar would positively impact our earnings and decreases in the value of the foreign currencies relative to the U.S. dollar would negatively impact our earnings.
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
The sale and shipping of our products and services across international borders subject us to extensive U.S. and foreign governmental trade regulations, such as various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, export control laws, customs and import laws, and anti-boycott laws. Any failure to comply with applicable laws and regulations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.
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
Our corporate headquarters, main warehouse, research & development and manufacturing operations are located in Minnetonka, Minnesota, consisting of 230,000 square feet. This includes 50,000 square feet of office space in our Minnetonka facility that was added during 2007 to accommodate our current and future expected growth. We also lease a manufacturing facility with approximately 20,000 square feet in Phoenix, Arizona, and three facilities with approximately 80,000 square feet of manufacturing, research & development and warehouse space in San Jose, California. We believe we have sufficient manufacturing space and capacity to meet production requirements for our products for 2010.
We lease office space for our international management, sales, and administration personnel in Australia, Brazil, Canada, France, Germany, the Netherlands, Spain and the United Kingdom.

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

	2009		2008
	High	Low	High	Low
First quarter	$11.92	$8.90	$14.98	$13.20
Second quarter	$16.40	$11.06	$15.87	$13.99
Third quarter	$17.10	$14.23	$18.20	$13.95
Fourth quarter	$19.49	$15.27	$17.93	$8.25
Holders
On February 19, 2010, there were approximately 104 stockholders of record and approximately 17,390 beneficial stockholders.
Dividends
We have never declared or paid cash dividends. We intend to retain all future earnings for the operation and expansion of our business. We do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. In addition, our current Credit Facility places certain restrictions on paying cash dividends.
Recent Sales of Unregistered Equity Securities
During the fourth quarter ended January 2, 2010, we did not issue or sell any shares of our common stock or other equity securities of ours without registration under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock or our other equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the fourth quarter ended January 2, 2010.

Stock Performance Graph
The following graph compares the annual cumulative total stockholder return on our common stock from December 31, 2004 until December 31, 2009, with the annual cumulative total return over the same period of the Nasdaq Market Value Index and the Medical Appliances & Equipment Index. Morningstar prepared the data points.
The comparison assumes the investment of $100 in each of our common stock, the Nasdaq Market Value Index and the Comparable Company Index on December 31, 2004, and the reinvestment of all dividends.

	12/31/2004	12/30/2005	12/29/2006	12/28/2007	1/2/2009	12/31/2009
AMS Common Stock	$100.00	$85.29	$88.59	$69.46	$42.76	$92.27
NASDAQ Market Index	$100.00	$102.20	$112.68	$124.57	$74.71	$108.56
Medical Appliances & Equipment	$100.00	$106.64	$104.77	$111.07	$67.07	$95.83

Item 6.	Selected Financial Data
The following tables present five years of data (in thousands) from our statement of operations and balance sheet.

Statement of Operations Data	2009	2008	2007	2006	2005

Net sales	$519,270	$501,641	$463,928	$358,318	$262,591
Cost of sales	92,211	111,097	105,592	68,872	46,111

Gross profit	427,059	390,544	358,336	289,446	216,480

Operating expenses
Marketing and selling	173,854	175,670	169,495	123,204	92,001
Research and development	52,765	46,247	43,315	33,877	20,966
In-process research and development (1)	—	7,500	7,500	94,035	9,220
General and administrative	45,196	39,281	43,070	34,417	21,713
Integration costs (2)	—	—	1,103	1,712	—
Litigation settlement (3)	—	—	14,303	—	—
Amortization of intangibles (4)	13,161	34,465	18,264	12,393	7,884

Total operating expenses	284,976	303,163	297,050	299,638	151,784

Operating income (expense)	142,083	87,381	61,286	(10,192)	64,696
Other (expense) income
Royalty and other	1,632	2,279	8,099	1,984	500
Interest income	175	747	1,153	2,754	1,246
Interest expense (5)	(19,636)	(27,398)	(37,760)	(18,395)	(217)
Amortization of financing costs (6)	(15,790)	(18,482)	(16,145)	(14,434)	—
Gain on extinguishment of debt (7)	10,125	5,631	—	—	—
Gain on sale of non-strategic assets (8)	17,446	—	—	—	—
	— — — -
Total other (expense) income	(6,048)	(37,223)	(44,653)	(28,091)	1,529

Income (loss) from continuing operations before income taxes	136,035	50,158	16,633	(38,283)	66,225
Provision for income taxes (9)	51,197	19,323	11,888	9,469	26,950

Net income (loss) from continuing operations	84,838	30,835	4,745	(47,752)	39,275

Loss from discontinued operations, net of tax benefit of $0.4 million and $2.7 million for 2007 and 2006, respectively (10)	—	—	(691)	(5,435)	—

Net income (loss)	$84,838	$30,835	$4,054	$(53,187)	$39,275

Net income (loss) per share
Basic net income (loss) from continuing operations	$1.14	$0.42	$0.07	$(0.68)	$0.57
Discontinued operations, net of tax	—	—	(0.01)	(0.08)	—

Basic net income (loss)	$1.14	$0.42	$0.06	$(0.76)	$0.57

Diluted net income (loss) from continuing operations	$1.14	$0.42	$0.06	$(0.68)	$0.55
Discontinued operations, net of tax	—	—	(0.01)	(0.08)	—

Diluted net income (loss)	$1.14	$0.42	$0.06	$(0.76)	$0.55

Balance Sheet Data	2009	2008	2007	2006	2005

Cash, cash equivalents, and short-term investments	$50,538	$42,965	$35,181	$29,541	$46,390
Working capital	133,076	130,999	143,298	135,635	69,533
Total assets	1,047,151	1,044,497	1,115,868	1,126,620	359,326
Long-term debt	346,229	484,582	577,096	611,539	—
Stockholders’ equity	545,359	427,482	383,371	345,189	302,879

(1)	In 2008 and 2007, we recognized $7.5 million each year for in-process research and development charges related to the payments for achieving certain milestones related to our BioControl acquisition. In 2006, we recognized $25.6 million, $2.1 million, $62.1 million and $4.3 million, respectively, for in-process research and development charges related to the acquisitions of BioControl, Solarant, Laserscope and Ovion. In 2005, we recognized in-process research and development charges of $9.2 million related to the acquisition of Ovion.

(2)	In 2007 and 2006, we recorded $1.1 million and $1.7 million, respectively, of integration costs associated with the 2006 Laserscope acquisition, primarily related to travel, legal, consulting and retention bonuses.

(3)	During 2007, we recorded a charge of $14.3 million for litigation settlements, primarily for the arbitration award to the former shareholders of CryoGen, Inc. (CryoGen) concerning an earnout payment related to our 2002 acquisition of CryoGen. See Notes to Consolidated Financial Statements — No. 3, Litigation Settlements for more information.

(4)	In 2008, we recorded additional amortization expense of $17.1 million for the acceleration of amortization to adjust the carrying value of certain intangible assets to their current fair values. For more information regarding this acceleration of of amortization, see Notes to Consolidated Financial Statements — No. 5, Goodwill and Intangible Assets.

(5)	During 2009, interest expense included interest incurred on our 2036 Notes and 2041 Notes. During 2008, 2007 and 2006, interest expense included interest incurred on our 2036 Notes. In 2009, average borrowings under the 2036 Notes and 2041 Notes were $245.6 million and $71.4 million, respectively. Average borrowings under the 2036 Notes were $371.1 million during 2008, and $373.8 million during 2007 and 2006. Interest expense also included interest incurred on our senior secured credit facility entered into on July 20, 2006. Our average borrowings under this facility were approximately $191.8 million, $281.7 million and $332.3 million during 2009, 2008 and 2007, respectively, and $366.0 million from inception through December 30, 2006. We also incurred interest expense related to short-term borrowing activity during 2006. For a more complete description of these items, see Notes to Consolidated Financial Statements — No. 7, Debt.

(6)	Amortization of financing costs relates to the deferred financing costs and debt discount for our convertible notes and our senior secured credit facility. Charges during 2006 also include a $7.0 million commitment fee for a bridge loan of up to $180 million in preparation for the acquisition of Laserscope. We did not use this financing for the Laserscope acquisition. See Notes to Consolidated Financial Statements — No. 7, Debt for more information.

(7)	In 2009, we recognized a $10.1 million gain on extinguishment of debt related to our extinguishment of $27.3 million of 2036 Notes in the first quarter and our exchange of $250.0 million of 2036 Notes for 2041 Notes in the third quarter. During the fourth quarter of 2008, we recognized a $5.6 million gain on extinguishment of $34.5 million of convertible notes. See Notes to Consolidated Financial Statements — No. 7, Debt for more information.

(8)	During the third quarter of 2009, we recognized a $17.4 million gain related to the sale of our Ovion technology. See Notes to Consolidated Financial Statements — No. 5, Goodwill and Intangible Assets for more information.

(9)	In 2007, we experienced adverse tax effects from the $14.3 million of litigation settlement charges primarily resulting from the resolution of the CryoGen arbitration (see Notes to Consolidated Financial Statements — No. 3, Litigation Settlements). Partially offsetting this unfavorable impact was the favorable settlement of a tax audit for $0.9 million, which allowed us to release a reserve for uncertain tax benefits. The in-process research and development charges described above for 2005 and 2006 have no related tax benefit, except for BioControl. In 2006, we received a $2.4 million tax refund associated with the favorable agreement reached with the IRS involving the review of our 2001 and 2002 federal income tax returns.

(10)	In conjunction with our acquisition of Laserscope in the third quarter of 2006, we committed to a plan to divest Laserscope’s aesthetics business. On January 16, 2007, we sold the aesthetics business to Iridex Corporation. The financial results of the aesthetics business have been reported as discontinued operations beginning from the date of acquisition of July 20, 2006 through the date of sale of January 16, 2007. The income tax benefit from the loss from discontinued operations was $0.4 million and $2.7 million in 2007 and 2006, respectively. For a more complete description of the discontinued operations and the related impact on our financial results, refer to Notes to Consolidated Financial Statements — No. 2, Discontinued Operations and Sale of Aesthetics Business.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introductory Overview
We are a world leader in developing and delivering innovative medical technology solutions to physicians treating men’s and women’s pelvic health conditions, thereby recognized as a technology leader in the markets we serve. We have built a business that delivers growth, fueled by a robust pipeline of innovative products for significant, under-penetrated markets. We have a diverse product portfolio, which treats men’s incontinence, erectile dysfunction, and benign prostatic hyperplasia (BPH), and treats women’s incontinence and pelvic floor prolapse. We estimate there are as many as 1.6 billion incidences of these conditions in the global markets we serve, with many people suffering from multiple conditions. Treatment options for these conditions vary considerably depending on the severity of the condition. Approximately 350 million of these men and women have conditions sufficiently severe so as to profoundly diminish their quality of life and significantly impact their relationships. Our addressable market is contained within this group of patients. Our product development and acquisition strategies have focused on expanding our product offering for surgical solutions, including less-invasive solutions for surgeons and their patients. Our primary physician customers include urologists, gynecologists, urogynecologists and colorectal surgeons.
We completed our 37th year of operations in 2009, with a continued focus on technological innovation, market expansion and financial strength.
Our net sales grew from $501.6 million in 2008 to $519.3 million in 2009. In 2009, men’s health contributed $234.6 million, or 45 percent of total net sales, BPH therapy contributed $114.5 million, or 22 percent of total net sales, and women’s health contributed $170.2 million, or 33 percent of total net sales.
Our men’s health products for treating incontinence and erectile restoration, and our women’s health products for treating pelvic floor repair, were key drivers in revenue growth in 2009. In particular, the AMS 800 ® (our artificial urinary sphincter product) and the AMS 700 ® (our erectile restoration product), led our sales growth in men’s health, and the successful launch in mid-2009 of the new Elevate® anterior product for pelvic floor repair led our women’s health sales growth in the second half of the year. Our 2009 sales saw a modest decline over 2008 in our BPH therapy products, which is our full line of products to deliver minimally invasive procedures for the treatment of obstructive BPH and urinary stones. However, we achieved accelerating sales growth in our BPH therapy product line each sequential quarter throughout 2009, and 2009 sales of fibers used by the GreenLight HPS ® (High Performance System) laser system exceeded 2008 fiber sales. Our women’s health products for treating incontinence had modest growth in 2009, driven primarily by solid sales growth of MiniArc ®.
In 2009, we continued to focus on initiatives which reduce working capital, manage expenses and drive operating leverage throughout our business. We generated cash from operating activities of $122.8 million in 2009, compared to $115.8 million in 2008. We also reduced our debt by $130.8 million in 2009, compared to $119.7 million in 2008. We earned net income of $84.8 million in 2009, compared to $30.8 million in 2008.
In January of 2007, shortly after the acquisition of Laserscope, we sold the aesthetics portion of that business. All of the information in this report, unless specifically stated otherwise, excludes the Laserscope aesthetics business, which we reported as discontinued operations during the six month period, July 2006 to January 2007, during which we held this business.

Results of Operations
Sales trends
The following table compares net sales of our product lines and geographies between 2009 and 2008, and between 2008 and 2007.

(in thousands)	2009	2008	$ Increase	% Increase	2008	2007	$ Increase	% Increase

Net Sales
Product Line
Men’s health	$234,594	$219,211	$15,383	7.0%	$219,211	$188,519	$30,692	16.3%
BPH therapy	114,468	116,346	(1,878)	-1.6%	116,346	125,497	(9,151)	-7.3%
Women’s health	170,208	166,084	4,124	2.5%	166,084	149,912	16,172	10.8%

Total	$519,270	$501,641	$17,629	3.5%	$501,641	$463,928	$37,713	8.1%

Geography
United States	$373,898	$355,678	$18,220	5.1%	$355,678	$334,258	$21,420	6.4%
International	145,372	145,963	(591)	-0.4%	145,963	129,670	16,293	12.6%

Total	$519,270	$501,641	$17,629	3.5%	$501,641	$463,928	$37,713	8.1%

Percent of net sales

Product Line
Men’s health	45.2%	43.7%			43.7%	40.6%
BPH therapy	22.0%	23.2%			23.2%	27.1%
Women’s health	32.8%	33.1%			33.1%	32.3%

Total	100.0%	100.0%			100.0%	100.0%

Geography
United States	72.0%	70.9%			70.9%	72.0%
International	28.0%	29.1%			29.1%	28.0%

Total	100.0%	100.0%			100.0%	100.0%

Net Sales. In 2009, net sales increased by 3.5 percent or $17.6 million over 2008. The strengthening of the U.S. dollar in 2009 compared to 2008 reduced revenue growth approximately 1.7 percentage points or $8.2 million. Sales growth in 2009 was led by growth from the Elevate® anterior and posterior transvaginal pelvic floor repair systems (we launched Elevate® anterior in 2009 and Elevate® posterior in 2008), the MiniArc® Single-Incision Sling for treating female incontinence, GreenLight™ laser fibers for treating BPH and our erectile restoration product line. This growth has been partially offset by declines in our BPH therapy capital equipment sales and our uterine health product line sales. We believe the worldwide economic downturn may have contributed to a softening in our recent revenue growth rates; however, the specific impact is difficult to measure. Although a majority of our products are subject to reimbursement from third party government and non-government entities, some procedures that use our products can be deferred by patients. In light of worldwide economic conditions, patients may not have employer-provided healthcare, be as willing to take time off from work or spend their money on deductibles and co-payments often required in connection with the procedures that use our products.
In 2008, net sales increased by 8.1 percent or $37.7 million over 2007 due to the success of product launches, particularly the AdVance® male sling for treating mild male incontinence, the MiniArc® Single-Incision Sling, and the InhibiZone®-coated AMS 800® Artificial Urinary Sphincter, along with launches of products outside the United States, specifically the AMS 700® MS™ for erectile restoration. In addition, the weakening of the U.S. dollar in 2008 compared to 2007 increased revenue growth approximately 1.0 percentage point or $4.9 million.
Men’s health products. Net sales from men’s health products grew 7.0 percent or $15.4 million over 2008. This includes the negative impact of foreign currency fluctuations of approximately 1.9 percentage points or $4.2 million.
In 2009, we experienced balanced growth from both the male continence and erectile restoration product lines. The increase in male continence was mainly due to higher volume, while the increase in the erectile restoration product line is the result of several factors, including: U.S. Food and Drug Administration (FDA) approval in July 2009 of our InhibiZone® anti-infection claim indicating we have the only inflatable penile prosthesis with clinical evidence showing a significant reduction in the rate of revision surgery due to infection; our patient education and outreach programs in the U.S.; and the result of shifts in product mix.
The largest portion of the increase in 2008 over 2007 is in the male continence product line, driven by the continued success of the AdVance® male sling and the AMS 800® with InhibiZone®. We also saw growth in sales of our erectile restoration products.
BPH therapy products. Net sales from BPH therapy products declined 1.6 percent or $1.9 million compared to 2008. This includes the negative impact of foreign currency fluctuations of approximately 1.4 percentage points or $1.6 million.
We are continuing to see the benefits of initiatives started in early 2009 related to our BPH product line: we created a separate business unit and hired a general manager to lead it, increased our U.S. sales force by approximately 50%, and implemented comprehensive sales training, which resulted in double digit sales growth in U.S. GreenLight™ fiber sales in 2009 compared to 2008. The increase in fiber sales was offset by a decline in laser console sales, as this area of our business is more directly impacted by economic pressures on hospital capital purchases. We also experienced a decline in sales of our TherMatrx® product line, which is used for treatment of non-obstructive BPH.
The decline in 2008 compared to 2007 was driven by lower sales of our laser therapy products, where we did not achieve anticipated utilization rates resulting from a slowing in the surgical markets likely due to the increased use of drugs to treat BPH as well as increased competition. Our TherMatrx® product line sales also declined due to lower than expected adoption rates for this office-based procedure.
Women’s health products. Net sales from women’s health products grew 2.5 percent or $4.1 million over 2008. This includes the negative impact of foreign currency fluctuations of approximately 1.4 percentage points or $2.4 million.
In 2009, we experienced strong growth from the Elevate® posterior and anterior transvaginal pelvic floor repair systems, which drove growth in the pelvic floor repair product line. The female continence product line experienced a slight increase compared to 2008, as the MiniArc® sling contributed strong growth over 2008. The Her Option® product line for the treatment of menorrhagia, or excessive uterine bleeding, experienced a decline in revenues and units in 2009. We divested the Her Option® product line on February 16, 2010. See Notes to Consolidated Financial Statements — No. 16, Subsequent Events.
The growth in 2008 was largely due to the female continence product line, driven by the MiniArc® sling that was introduced in 2007 as it contributed strong growth in dollars and units. The Her Option® product line experienced a decline in revenues and units compared to the prior year. Revenue growth in this area was impacted by lower than expected adoption rates for this office-based procedure.
International sales and foreign exchange effects. Our international net sales decreased $0.6 million, or 0.4 percent in 2009 compared to 2008, largely as a result of the negative impact of approximately $8.2 million in foreign currency exchange rate changes, with the strengthening of the U.S. dollar. The negative foreign currency impact was offset by sales growth of $7.6 million, which was led by our male continence product line. Because a portion of the expenses associated with international sales are foreign currency denominated costs, changes in currency rates do not affect net income and cash flows from operations by the same dollar amount as they affect net sales.

Our international net sales grew $16.3 million, or 12.6 percent in 2008 from 2007. Of this growth, $4.9 million, or 3.7 percentage points, was due to favorable currency exchange rates in the markets in which we conduct business in a foreign currency.

Customer location	2009	2008	$ Increase	% Increase	2008	2007	$ Increase	% Increase

Within U.S.	$373,898	$355,678	$18,220	5.1%	$355,678	$334,258	$21,420	6.4%

International
Before currency impact	153,578	145,963	7,615	5.2%	141,109	129,670	11,439	8.8%

Subtotal	527,476	501,641	25,835	5.2%	496,787	463,928	32,859	7.1%

Currency impact	(8,206)	—	(8,206)	—	4,854	—	4,854	—

Total	$519,270	$501,641	$17,629	3.5%	$501,641	$463,928	$37,713	8.1%

Operating Expenses
The following table compares the dollar and percentage change in the Consolidated Statement of Operations between 2009 and 2008, and between 2008 and 2007.

			$ Increase	%			$ Increase	%
(in thousands)	2009	2008	(Decrease)	Change	2008	2007	(Decrease)	Change

Net sales	$519,270	$501,641	$17,629	3.5%	$501,641	$463,928	$37,713	8.1%
Cost of sales	92,211	111,097	(18,886)	-17.0%	111,097	105,592	5,505	5.2%

Gross profit	427,059	390,544	36,515	9.3%	390,544	358,336	32,208	9.0%

Operating expenses
Marketing and selling	173,854	175,670	(1,816)	-1.0%	175,670	169,495	6,175	3.6%
Research and development	52,765	46,247	6,518	14.1%	46,247	43,315	2,932	6.8%
In-process research & development	—	7,500	(7,500)	n/a	7,500	7,500	—	0.0%
General and administrative	45,196	39,281	5,915	15.1%	39,281	43,070	(3,789)	-8.8%
Integration costs	—	—	—	n/a	—	1,103	(1,103)	n/a
Litigation settlement	—	—	—	n/a	—	14,303	(14,303)	n/a
Amortization of intangibles	13,161	34,465	(21,304)	-61.8%	34,465	18,264	16,201	88.7%

Total operating expenses	284,976	303,163	(18,187)	-6.0%	303,163	297,050	6,113	2.1%

Operating income	142,083	87,381	54,702	62.6%	87,381	61,286	26,095	42.6%

Royalty income	3,073	4,474	(1,401)	-31.3%	4,474	5,028	(554)	-11.0%
Interest income	175	747	(572)	-76.6%	747	1,153	(406)	-35.2%
Interest expense	(19,636)	(27,398)	(7,762)	-28.3%	(27,398)	(37,760)	(10,362)	-27.4%
Amortization of financing costs	(15,790)	(18,482)	(2,692)	-14.6%	(18,482)	(16,145)	2,337	14.5%
Gain on extinguishment of debt	10,125	5,631	4,494	79.8%	5,631	—	5,631	n/a
Gain on sale of non-strategic assets	17,446	—	17,446	n/a	—	—	—	n/a
Other (expense) income	(1,441)	(2,195)	754	-34.4%	(2,195)	3,071	(5,266)	-171.5%

Income from continuing operations before income taxes	136,035	50,158	85,877	171.2%	50,158	16,633	33,525	201.6%
Provision for income taxes	51,197	19,323	31,874	165.0%	19,323	11,888	7,435	62.5%

Net income from continuing operations	84,838	30,835	54,003	175.1%	30,835	4,745	26,090	549.8%

Loss from discontinued operations, net of tax benefit of $0.4 million for 2007	—	—	—	n/a	—	(691)	691	n/a

Net income	$84,838	$30,835	$54,003	175.1%	$30,835	$4,054	$26,781	n/a

The following table shows the Consolidated Statement of Operations as a percentage of net sales for 2009, 2008 and 2007.

	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of sales	17.8%	22.1%	22.8%

Gross profit	82.2%	77.9%	77.2%

Operating expenses
Marketing and selling	33.5%	35.0%	36.5%
Research and development	10.2%	9.2%	9.3%
In-process research and development	0.0%	1.5%	1.6%
General and administrative	8.7%	7.8%	9.3%
Integration costs	0.0%	0.0%	0.2%
Litigation settlement	0.0%	0.0%	3.1%
Amortization of intangibles	2.5%	6.9%	3.9%

Total operating expenses	54.9%	60.4%	64.0%

Operating income	27.4%	17.4%	13.2%

Royalty income	0.6%	0.9%	1.1%
Interest income	0.0%	0.1%	0.2%
Interest expense	-3.8%	-5.5%	-8.1%
Amortization of financing costs	-3.0%	-3.7%	-3.5%
Gain on extinguishment of debt	1.9%	1.1%	0.0%
Other (expense) income	-0.3%	-0.4%	0.7%

Income from continuing operations before income taxes	26.2%	10.0%	3.6%
Provision for income taxes	9.9%	3.9%	2.6%

Net income from continuing operations	16.3%	6.1%	1.0%

Net income	16.3%	6.1%	0.9%

Cost of sales. Gross margin improved to 82.2 percent in 2009 compared to 77.9 percent in 2008 as a result of multiple items. We achieved improved margins in our BPH laser therapy products driven largely by increased reliability, which resulted in lower warranty and service costs. We also realized higher margins across all business lines through cost containment and changes in the mix of products sold, particularly with lower capital sales and increased fiber sales in BPH therapy than in the previous year. Future gross profit will continue to depend upon product mix, production levels, labor costs, raw material costs and our ability to manage overhead costs.
Gross margin improved 0.7 percentage points from 2007 to 2008. Margins improved in 2008 as a result of changes in the mix of products sold, improved inventory planning, lower warranty and service costs on our BPH laser therapy products and higher average selling prices. These improvements were partially offset by a decline in margins on our BPH laser therapy products from about 54 percent in 2007 to 50 percent in 2008, primarily as a result of lower production volume with the conclusion of the aesthetics product supply agreement. Historically, margins have generally benefited from stable overhead costs, which account for more than a quarter of our cost of sales.
Marketing and selling. Marketing and selling expenses as a percentage of sales decreased by 1.5 percentage points to 33.5 percent in 2009 from 2008. The decrease is primarily the result of decreased distribution expenses due to lower fuel costs. We will continue to make investments in existing and new geographies in order to drive revenue growth, with an emphasis on driving geographic expansion.
Marketing and selling expenses as a percentage of sales decreased by 1.5 percentage points in 2008 from 2007. The decrease relates to leveraging of investments made in 2007 primarily for the transition from independent distributors to our direct sales force for international laser therapy sales. As these investments were better leveraged in 2008, the result is lower expense as a percentage of revenue.
Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. Research and development expenses as a percentage of revenue were 10.2 percent in 2009, 9.2 percent in 2008, and 9.3 percent in 2007. These ratios are in line with our long-term goal for spending in research and development of approximately ten percent of sales.
In-process research and development. The 2008 in-process research and development (IPR&D) expense represents a $7.5 million milestone payment related to our acquisition of BioControl Medical, Ltd., (BioControl) for the in-process development of an implantable electrical stimulation device to treat urge incontinence and interstitial cystitis (IC). There was a similar milestone payment of $7.5 million in 2007, also related to BioControl. The following paragraphs describe the status of previously acquired IPR&D projects that remain in progress at January 2, 2010.
During 2006, we recognized IPR&D charges of $94.0 million, of which $25.6 million related to the acquisition of BioControl. As noted above, we recognized additional IPR&D charges for BioControl of $7.5 million during 2007 and $7.5 million during 2008. Since the technology purchased had not yet reached technological feasibility and lacked an alternative future use, the full purchase price of $40.6 million was charged to in-process research and development. The development efforts were less than 50 percent complete at the time of the acquisition. During 2008, based on findings from earlier feasibility studies, we incorporated the results of these studies into product enhancements. In 2009, based on results of the clinical trial, we decided not to pursue further development of the product as currently designed. We will continue product development on the modified product design over the next two years and then determine our timeline for a new clinical trial.
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
General and administrative. General and administrative costs increased $5.9 million in 2009 mainly due to an increase in compensation related expenses, including stock-based compensation, as well as cost control measures implemented during 2008, which reduced expenses.
General and administrative costs decreased $3.8 million in 2008 compared to 2007 due to lower stock-based compensation expense, lower legal costs compared to the prior year, and cost control measures implemented during 2008.
Integration costs. Integration costs for 2007 includes costs incurred to integrate the acquired Laserscope operations into overall AMS operations, primarily for legal, consulting and retention bonuses.
Litigation settlement. During 2007, we recorded a charge of $14.3 million for litigation settlements, primarily related to the arbitration award to the former shareholders of CryoGen, Inc. (CryoGen) concerning an earnout payment related to our 2002 acquisition of CryoGen. (See Notes to Consolidated Financial Statements — No. 3, Litigation Settlements.)
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The decrease in intangible amortization expense in 2009 is driven by a $17.1 million impairment charge in 2008 for the acceleration of amortization to adjust the carrying value of certain intangible assets related to the TherMatrx® product line and GreenLight PV® technology to their current fair values, which also resulted in lower on-going amortization expense in 2009. (See Notes to Consolidated Financial Statements — No. 5, Goodwill and Intangible Assets.)

The increase in intangible amortization expense in 2008 compared to 2007 is driven by a $17.1 million impairment charge for the acceleration of amortization to adjust the carrying value of certain intangible assets related to the TherMatrx® product line and GreenLight PV® technology to their current fair values. (See Notes to Consolidated Financial Statements — No. 5, Goodwill and Intangible Assets.)
Royalty income. Our royalty income is from licensing our intellectual property. We do not directly influence sales of the products on which these royalties are based and cannot give any assurance as to future income levels. Royalty income in 2009 decreased $1.4 million compared to 2008 mainly due to a one-time royalty payment we received in 2008 related to a portion of our urinary incontinence technology acquired in 2006.
We had a one-time item in royalty income in each year in 2008 and 2007. The $4.5 million of royalty income in 2008 includes a one-time payment related to a portion of our urinary incontinence technology acquired in 2006, and the $5.0 million in royalty income in 2007 includes a one-time paid up license of our microwave therapy technology.
Interest income. Interest income of $0.2 million decreased in 2009 compared to 2008, mainly because of low interest rates earned on our money market funds throughout 2009.
Interest income decreased from $1.2 million in 2007 to $0.7 million in 2008 primarily due to lower interest rates in 2008 compared to 2007.
Interest expense. Interest expense decreased by $7.8 million in 2009 compared to 2008 mainly due to the impact of debt reductions made over the past year. Interest expense includes interest incurred on our convertible senior subordinated notes due 2036 (2036 Notes), which carry a fixed interest rate of 3.25 percent, the interest incurred on our convertible senior subordinated notes due 2041 (2041 Notes), which carry a fixed interest rate of 4.00 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent. We have entered into interest rate swaps, which were designated as cash flow hedging instruments and which have remaining terms of one to six months as of January 2, 2010. The notional amount of the hedges represents a significant portion of our floating rate debt. The notional amount of the swap contracts amortizes over their terms, and the amount of floating rate debt hedged in the future will depend on prepayments and additional contracts. Including the impact of interest rate swaps, our weighted average interest rate on the credit facility was 4.6 percent and 4.8 percent during 2009 and 2008, respectively. Average borrowings during 2009 on the Credit Facility were $191.8 million, compared to average borrowings during 2008 of $281.7 million. Average borrowings on our 2036 Notes were $245.6 million and $371.1 million for 2009 and 2008, respectively. Average borrowings on our 2041 Notes, which we issued in September of 2009 in exchange for 2036 Notes (see Notes to Consolidated Financial Statements — 7, Debt), were $71.4 million for 2009.
Interest expense decreased by $10.4 million in 2008 compared to 2007 due to debt reductions in 2008 and a decrease in our effective interest rate from 7.6 percent in 2007 to 4.8 percent in 2008, which was mainly due to a lower LIBOR rate in 2008. (See Notes to Consolidated Financial Statements — No. 7, Debt.)
Amortization of financing costs. Amortization of financing costs in 2009 and 2008 was $15.8 million and $18.5 million, respectively, and was comprised of the incremental non-cash interest cost of our 2036 Notes and 2041 Notes and amortization of the costs associated with the issuance of the Credit Facility, the 2036 Notes and the 2041 Notes. The $2.7 million decrease in 2009 is due to the impact of debt prepayments made over the past year, as we recognize a pro rata portion of the related debt discount and debt issuance costs when we retire debt.
Amortization of financing costs increased $2.3 million in 2008 compared to 2007 due to higher amortization of the non-cash interest cost of our 2036 Notes due to the use of the effective interest method in determining the amortization.
Gain on extinguishment of debt. In the first quarter of 2009, we repurchased 2036 Notes with a principal amount of $27.3 million and we recorded a pre-tax gain on extinguishment of $4.6 million. In addition, on September 21, 2009, we exchanged $250.0 million in principal of the 2036 Notes for $250.0 million in principal of 2041 Notes. We accounted for this transaction as an extinguishment of debt, and we recorded a pre-tax gain on extinguishment of $5.6 million in the third quarter of 2009. In 2008, we repurchased 2036 Notes with a principal amount of $34.5 million, and we recorded a pre-tax gain on extinguishment of $5.6 million.

Gain on sale of non-strategic assets. During the third quarter of 2009, we sold our female sterilization assets and technology (Ovion technology) for $23.6 million. The consideration, less the carrying value of the intangible asset and related disposal costs, resulted in a pre-tax gain of $17.4 million. The transaction included termination of a royalty agreement, and as a result, royalty income will be reduced by approximately $0.5 million per quarter going forward. In addition, as a result of this asset sale agreement, and separate agreements completed with third parties, we eliminated all existing and potential obligations and liabilities under previous agreements associated with the Ovion technology.
Other (expense) income. Other (expense) income was a loss of $1.4 million in 2009 compared to a loss of $2.2 million in 2008. The primary cause of the change in other (expense) income relates to fluctuations in foreign currencies against the U.S. dollar on foreign denominated inter-company receivables and payables and the impact of our foreign currency hedge transactions.
Other (expense) income was a loss of $2.2 million in 2008 compared to a gain of $3.1 million in 2007. The primary cause of the change in other (expense) income relates to losses due to the impact of fluctuations in foreign currencies, mainly the Euro, against the U.S. dollar on foreign denominated inter-company receivables and payables. Partially offsetting this fluctuation were net gains from final payments and adjustments related to our disposal of the Laserscope aesthetics business, and income from license and milestone fees from an agreement to license one of our technologies. Also, fiscal year 2008 included an impairment charge related to our investment in Iridex stock which we determined was other-than-temporarily impaired.
Provision for income taxes. Our effective income tax expense rate was 37.6% for 2009 and was slightly higher than the U.S. statutory tax rate applied to pretax income, primarily as a result of state taxes which were, in part, offset by manufacturing tax incentives and the federal research and development tax credit.
Our effective tax rate for 2008 of 38.5 percent on income from continuing operations was higher than the U.S. statutory tax rate applied to pretax income, primarily as a result of state taxes, which were offset by manufacturing tax incentives, the federal research and development tax credit, and a tax benefit due to the settlement of an income tax audit.
Liquidity and Capital Resources
Cash, cash equivalents, and short-term investments were $50.5 million as of January 2, 2010, compared to $43.0 million as of January 3, 2009. Short-term investments consist mostly of highly liquid money market funds that have not experienced any negative impact on liquidity or a decline in principal value.
Cash flows from operating activities
Net cash provided by operating activities increased to $122.8 million in 2009 from $115.8 million in 2008, which is an increase of $7.0 million, or 6.1%. One of the primary reasons for the $7.0 million increase in cash provided by operating activities is the cash payment of $15.0 million in 2008 for settlement of litigation of the Cryogen arbitration award (see Notes to Consolidated Financial Statements — No. 3, Litigation Settlements), which reduced cash provided by operating activities last year. This was partially offset by other changes in operating assets and liabilities that provided less cash in 2009 compared to 2008. We used a large portion of the cash provided by operating activities to pay down our debt.
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
In addition, due to improvements in our days sales outstanding, accounts receivable decreased in 2008 and generated cash of $11.0 million, while accounts receivable increased in 2007 and was a use of cash of $9.8 million. This change in accounts receivable on a year over year basis resulted in incremental cash of $20.8 million. Offsetting the above increases in cash flows from operating activities was our payment of $15.0 million for settlements of litigation, primarily due to the CryoGen arbitration award, and the change in other assets related primarily to the divestiture of the aesthetics business, which results in a year over year use of cash of $21.1 million.
Cash flows from investing activities
Cash provided by investment activities was $18.6 million in 2009, compared to cash used of $42.2 million in 2008, which equates to an increase in cash provided of $60.7 million. The increase in cash provided by investing activities is mainly the result of two significant items. First, the sale of our Ovion technology in the third quarter of 2009 provided net cash of $19.0 million. Second, we had an increase in cash provided by short-term investment activities of $42.4 million (during 2009 we made sales of short-term investments of $30.7 million offset by purchases of short-term investments of $18.8 million, for net cash provided of $11.9 million, compared to net cash used of $30.5 million in 2008).
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
Cash flows from financing activities
Cash used for financing activities was $121.6 million in 2009, versus $98.2 million in 2008. Cash used for prepayment of the Credit facility increased $18.3 million, from 85.2 million in 2008 to $103.5 million in 2009. In addition, we repurchased 2036 Notes with a principal amount of $27.3 million for a cash payment of $21.1 million in 2009 for a total debt reduction of $130.8 million in 2009. We also paid $7.7 million for debt issuance costs related to our convertible note exchange in September 2009 (see Notes to Consolidated Financial Statements — No. 7, Debt). Cash received from the issuance of common stock was $10.2 million and $8.9 million in 2009 and 2008, respectively, the majority of which came from our employees exercising stock options.
Cash used in financing activities was $98.2 million and $39.0 million in 2008 and 2007, respectively. In 2008 and 2007, we made payments on our long-term debt of $85.2 million and $50.1 million, respectively. In December 2008, we repurchased 2036 Notes with a principal amount of $34.5 million for a cash payment of $23.4 million. We received cash from the issuance of common stock for $8.9 million and $10.8 million in 2008 and 2007, respectively, the majority of which came from our employees exercising stock options.
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
The following table illustrates the number of common share equivalents that would potentially be included in weighted average common shares for the calculation of diluted EPS, assuming various market prices of our stock:

If the average	The number of common share equivalents potentially included in the computation of
market price	of diluted EPS would be (1):			Percent Dilution (2)
of our stock is:	2036 Notes	2041 Notes	Total	2036 Notes	2041 Notes	Total
$19.00	— (anti-dilutive)	— (anti-dilutive)	— (anti-dilutive)	0.0%	0.0%	0.0%
$20.00	0.1 million	0.4 million	0.5 million	0.1%	0.5%	0.6%
$22.50	0.4 million	1.8 million	2.2 million	0.6%	2.3%	2.9%
$25.00	0.7 million	2.9 million	3.6 million	0.9%	3.7%	4.6%
$27.50	0.9 million	3.8 million	4.7 million	1.2%	4.8%	6.0%
$30.00	1.1 million	4.5 million	5.6 million	1.5%	5.7%	7.2%

(1)	Common share equivalents are calculated using the treasury stock method. The formula to calculate the potentially dilutive shares related to our Convertible Notes is as follows:

(	Principal Amount	x	Market price	—	Principal	)	=	Potentially dilutive shares
	$19.406 conversion price		of stock		Amount			included in EPS

Market price of stock

(2)	The percent dilution is based on 74,715,845 outstanding shares as of January 2, 2010.
For the twelve months ended January 2, 2010 and January 3, 2009, our Convertible Notes were excluded from the diluted net income per share calculation because the conversion price was greater than the average market price of our stock.
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
The six-year senior secured Credit Facility consists of (i) term loan debt and (ii) a revolving credit facility of up to $65.0 million which is available to fund ongoing working capital needs, including future capital expenditures and permitted acquisitions. During January 2008, we borrowed $12.0 million under the revolving credit facility to fund the payment of certain litigation settlements (refer to Notes to Consolidated Financial Statements – No. 3, Litigation Settlements). We repaid the outstanding balance with operating cash in February 2008.
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
On August 12, 2009, we received a Consent and Second Amendment to our Credit Facility, which allowed us to exchange a portion of our existing convertible senior subordinated notes for new convertible senior subordinated notes (see Notes to Consolidated Financial Statements – No. 7, Debt). On October 29, 2007, we entered into a First Amendment of our Credit Facility to modify certain financial covenant ratios as defined in the Credit Facility (the Amendment). Pursuant to the terms of the Amendment, certain of the financial tests and covenants provided in Section 6.8 of the Credit Facility were amended and restated, including the interest coverage ratio, the total leverage ratio, the fixed charge coverage ratio, and the maximum consolidated capital expenditures.
As of January 2, 2010, we were in compliance with all financial covenants as defined in our Credit Facility which are summarized as follows:

Financial Covenant	Required Covenant	Actual Result

Total Leverage Ratio (1)	3.50:1.00 (maximum)	2.48
Senior Leverage Ratio (2)	2.00:1.00 (maximum)	0.71
Interest Coverage Ratio (3)	4.00:1.00 (minimum)	8.97
Fixed Charge Coverage Ratio (4)	1.50:1.00 (minimum)	2.35
Maximum Capital Expenditures (5)	$17.5 million	$5.9 million

(1)	Total outstanding debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(2)	Total outstanding senior secured debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(3)	Ratio of Consolidated Adjusted EBITDA for the trailing four quarters to cash interest expense for such period.

(4)	Ratio of Consolidated Adjusted EBITDA for the trailing four quarters to fixed charges (cash interest expense, scheduled principal payments on debt, capital expenditures, income taxes paid, earn-out and milestone payments) for such period.

(5)	Limit of capital expenditures for the full year.
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
Our borrowing arrangements are further described in Notes to Consolidated Financial Statements – No. 7, Debt.
Contractual Obligations
The following table sets forth the future commitments for our long-term debt and operating leases.

		Less than			More than
(in millions)	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt obligations (1)	$437.3	$1.3	$124.0	$—	$312.0
Operating lease commitments	8.6	3.4	4.6	0.6	—

Total	$445.9	$4.7	$128.6	$0.6	$312.0

(1)	Our 2036 Notes have a maturity of July 1, 2036 and our 2041 Notes have a maturity of September 15, 2041 and thus the principal of the Convertible Notes has been included in the “more than 5 years” column in the table above. Holders of our 2036 Notes may require us to purchase all or a portion of their 2036 Notes for cash on July 1, 2013, July 1, 2016, July 1, 2021, July 1, 2026, and July 1, 2031. Holders of the 2041 Notes may require us to purchase all or a portion of their 2041 Notes for cash on September 15, 2016.
In addition to the amounts shown in the table above, $18.2 million of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled.
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
We believe that funds generated from operations, together with our balances in cash and cash equivalents, as well as short-term investments and our revolving Credit Facility, will be sufficient to finance current operations, planned capital expenditures, servicing of existing debt and any contingent payments that become due related to the acquisition described above.
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
Occasionally, sales of capital equipment have post-sale obligations, such as installation and extended service contracts, which are fulfilled after product shipment. For each multiple element arrangement, we determine if each element is a separate unit of accounting by ensuring that (1) the element has stand alone value to the customer, (2) there is objective evidence of the fair value for the element, and (3) if the arrangement includes a general right of return relative to the delivered item, delivery of the undelivered items is considered probable and in our control. To determine the fair value for each element in an arrangement, we rely primarily upon vendor specific objective evidence (VSOE) of fair value using the price charged when we sell that element separately, or in the case of hardware that we do not sell separately, we rely upon vendor objective evidence of fair value in the form of competitor pricing of the same or interchangeable products. We defer revenue attributable to the post-shipment obligations and recognize such revenue when the obligation is fulfilled.
We provide incentives to customers, including volume based rebates. Customers are not required to provide documentation that would allow us to reasonably estimate the fair value of the benefit received and we do not receive an identifiable benefit in exchange for the consideration. Accordingly, the incentives are recorded as a reduction of revenue.

All of our customers have rights of return for the occasional ordering or shipping error. We maintain an allowance for these returns and reduce reported revenue for expected returns from shipments during each reporting period. This allowance is based on historical and current trends in product returns. At January 2, 2010 this allowance was $2.1 million, and it was $2.6 million at January 3, 2009.
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
The allowance for doubtful accounts was $3.4 million and $3.5 million at January 2, 2010 and January 3, 2009, respectively, which represented 3.2 percent and 3.7 percent of gross accounts receivable, respectively. The decrease in allowance compared to the prior year is due to a reduction in the specific reserves related to certain international accounts.
Derivative Instruments Policy
For information regarding our use of derivatives see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and also see Notes to Consolidated Financial Statements – No. 11, Derivative Instruments and Hedging Activities.
Inventories
Inventories are stated at the lower of cost or market determined on the first-in-first-out method. Each quarter, we evaluate our inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical loss trends, expected product lives, product at risk of expiration, sales levels by product, and projections of future sales demand. We reserve inventories we consider obsolete. In addition, we record an allowance for inventory quantities in excess of forecasted demand. Inventory allowances were $5.0 million and $4.2 million at the end of 2009 and 2008, respectively. If future demand or market conditions are less favorable than current estimates, additional inventory adjustments would be required and would adversely affect income in the period the adjustment is made.
Purchase Accounting and Valuation of IPR&D
When we acquire another company, the purchase price is allocated, as applicable, between in process research and development (IPR&D), other identifiable intangible assets, tangible assets, and goodwill. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.
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
Goodwill
Goodwill is the excess of the purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually during the fourth quarter, or whenever a change in circumstances or the occurrence of events suggest the remaining value may not be recoverable. The goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts. Goodwill was $690.9 million as of January 2, 2010 and $690.1 million as of January 3, 2009.
For our annual goodwill impairment assessment, we currently use the market approach to determine the fair value of our single reporting unit. The approach calculates fair value as our market capitalization, plus a control premium, less cash and short-term investments, plus debt, to reach the enterprise fair value. Our market capitalization is calculated by multiplying our common shares outstanding by the average market price of our common stock for the 15 business days prior to, and 15 business days after, our assessment date. We used a control premium of 30% for our impairment assessment, as we believe this is within a reasonable range of historical control premiums paid for acquisitions in the medical device industry. We selected this method as being the most meaningful in preparing our goodwill assessment because it bases fair value on the quoted market price of our stock in an active market, while also factoring in that a market participant would be willing to pay a premium over our market capitalization to obtain full control of the company. The result of our most recent impairment assessment completed in the fourth quarter of 2009 was a fair value of $1.9 billion, compared to the carrying value of our reporting unit of $515.7 million. See Notes to Consolidated Financial Statements – No. 5, Goodwill and Intangible Assets, for further information.
Other Intangible Assets
Other intangible assets consist primarily of purchased technology, patents, and trademarks and are generally amortized using the straight-line method over their estimated useful lives. We review our intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually during the fourth quarter or whenever there is an impairment indicator. Impairment, if any, is recognized through acceleration of amortization and recorded as amortization of intangibles. For further discussion of definite-lived intangibles for which amortization was accelerated during 2008, refer to Notes to Consolidated Financial Statements – No. 5, Goodwill and Intangible Assets. Other intangible assets, net of accumulated amortization, were $101.6 million as of January 2, 2010 and $109.7 million as of January 3, 2009.
Warranty Accrual / Allowance
We warrant all of our products to be free from manufacturing defects. In addition, if a product fails, we may provide replacements at no cost or at a substantial discount from list price. We maintain a warranty allowance to cover the cost of replacements for our erectile restoration, incontinence, BPH, and urinary stones products. When we sell products, we record an expense for the expected costs of future warranty-related claims, and increase the warranty allowance by an equivalent amount. We reduce the warranty allowance by the cost of the replacement device when an actual claim is awarded. Thus, the balance of the warranty allowance is an estimate of the future cost of honoring our warranty obligation. Factors influencing this estimate include historical claim rates, changes in product performance, frequency of use by the patient, the patient’s performance expectations, and changes in the terms of our product replacement policy. Product reliability is a function of raw material properties, manufacturing processes, and surgical technique.

At January 2, 2010, our accrued warranty allowance was $2.3 million compared to $3.3 million at January 3, 2009. If we experience changes in any of the factors that influence this estimate, we will make adjustments to this accrued warranty allowance.
Product Liability Accrual
Each quarter, we estimate the uninsured portion of legal representation and settlement costs of product liability claims and lawsuits. This evaluation consists of reviewing historical claims costs as well as assessing future trends in medical device liability cases. Social and political factors, as well as surgeon and medical facility responsibility, make litigation costs hard to predict. Accruals for future litigation costs were $1.0 million at January 2, 2010, versus $0.8 million at January 3, 2009. The accrual amount reflects the estimate related to identified claims and lawsuits. If, in the future, we determine that this accrual is inadequate, the adjustment would reduce reported income in the period we recorded the adjustment.
Valuation of Share-Based Payments
Our share-based compensation plans include stock options and restricted stock. We also sponsor an employee stock purchase plan. We account for these plans using a fair value method. Stock options and grants are valued using the Black-Scholes closed-form model for estimating the fair value of employee stock options and similar instruments. This model is based on several key inputs. Risk free interest rates are based on the applicable federal Treasury bill rate. Stock price volatility is determined based on historical rates over the comparable option expected life. Expected option lives are determined based on employee groups with similar exercise patterns, as determined by the historical activity. Expense is reduced each period for expected forfeitures, the rate of which was determined based on historical rates. We use the straight-line method of expense attribution that results in a straight-line amortization of the compensation expense over the vesting period for all options.
We recognize compensation expense for the fair value of restricted stock grants issued based on the closing stock price on the date of grant. Compensation expense recognized on shares issued under our Employee Stock Purchase Plan is based on the value of an option to purchase shares of our stock at a 15 percent discount to the stock price.
Total stock-based compensation expense recognized during the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007 was $9.0 million, $8.9 million and $12.4 million, respectively. See Notes to Consolidated Financial Statements – No. 8, Stock-Based Compensation for further information regarding our stock-based compensation programs.
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
Our deferred tax assets include such items as timing differences on certain accruals, reserves, and deferred revenue. Other deferred tax assets exist for net operating losses on various federal and state tax returns, research and development and foreign tax credits. Our deferred tax liabilities include such items as amortization of trademarks and other intangibles, and contingent interest on the Convertible Notes.
We review deferred tax assets and determine the need for a valuation allowance on a quarterly basis. The valuation allowance assessment considers historical taxable income, estimates of future taxable income, and the impact of tax planning strategies. If a determination is made that we would not realize all or part of the deferred tax assets, an adjustment to the deferred tax asset valuation allowance and a charge to income in the period of the determination would be made. As of January 2, 2010, no valuation allowance is required.
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
We assess our reserves for uncertain tax benefits on a quarterly basis. We believe that all of our tax positions are fully supportable. However, we establish a reserve for uncertain tax benefits for actual tax benefits claimed or planned to be claimed on tax return filings in excess of what is allowed to be recognized for financial statement purposes.
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
The following are some of the uncertainties and factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements: successfully competing against competitors; physician acceptance, endorsement, and use of our products; potential product recalls or technological obsolescence; successfully managing increased debt leverage and related credit facility financial covenants; the impact of worldwide economic conditions on our operations; the disruption in global financial markets potential impact on the ability of our counterparties to perform their obligations and our ability to obtain future financing; factors impacting the stock market and share price and its impact on the dilution of convertible securities; ability of our manufacturing facilities to meet customer demand; reliance on single or sole-sourced suppliers; loss or impairment of a principal manufacturing facility; clinical and regulatory matters; timing and success of new product introductions; patient acceptance of our products and therapies; changes in and adoption of reimbursement rates; healthcare reform legislation in the U.S.; adequate protection of our intellectual property rights; product liability claims; and currency and other economic risks inherent in selling our products internationally.
For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, refer to this Annual Report on Form 10-K under Part I, Item 1A, “Risk Factors.”
All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the uncertainties and factors described above, as well as others that we may consider immaterial or do not anticipate at this time. The risks and uncertainties described above are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K that we file with or furnish to the Securities and Exchange Commission.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We use derivatives to mitigate our exposure to volatility in interest and foreign currency exchange rates. We hedge only exposures in the ordinary course of business.
Interest Rates
We have interest rate risk as a result of the floating LIBOR index that is used to determine the interest rates on our Credit Facility. Accordingly, we have entered into various fixed interest rate swap contracts. As of January 2, 2010, the notional amount of the outstanding swap contracts, which mature over the next one to six months, represented a majority of our floating rate debt. Based on a sensitivity analysis, as of January 2, 2010, an instantaneous and sustained 100-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a decrease in income before income taxes of approximately $1.0 million over the next 12 months. The estimated impact to income takes into account the mitigating effect of the interest rate swap agreements. The fair market value of the outstanding swap contracts is a derivative liability of $0.3 million at January 2, 2010. The notional amount of the contracts amortizes over their terms, and the amount of floating rate debt hedged in the future will depend on prepayments and additional contracts.
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
During fiscal 2009 and 2008, revenues from sales to customers outside the United States were 28.0 percent and 29.1 percent of total consolidated revenues, respectively. International accounts receivable, inventory, cash and short-term investments, and accounts payable were 41.3 percent, 8.3 percent, 28.2 percent, and 25.7 percent of total consolidated accounts for each of these items as of January 2, 2010. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar in 2009 relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $3.4 million during 2009.
During 2009, we entered into various foreign exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on our forecasted sales to and receivables from certain subsidiaries, denominated in Euros, British pounds, Canadian dollars and Australian dollars. At January 2, 2010, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $34.6 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $3.5 million. Actual amounts may differ.
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
We place cash, cash equivalents, short-term investments and derivative instruments with high quality financial institutions, which we monitor regularly and take action where possible to mitigate risk. We do not hold investments in auction rate securities, mortgage backed securities, collateralized debt obligations, individual corporate bonds, special investment vehicles or any other investments which have been directly impacted by the recent worldwide financial crisis. We have not incurred any charges specific to the increased volatility in credit markets and credit risk. Insurance programs are with carriers that remain highly rated and we have no significant pending claims. We do not expect our current or future credit risk exposures to have a significant impact on our operations. However, there can be no assurance that our business will not experience any adverse impact from credit risk in the future.
To date, all previous lending commitments remain available to us. The administrative agent on our Credit Facility was in Chapter 11 bankruptcy protection from November 1, 2009 until December 10, 2009. The administrative agent on our Credit Facility also provides $25 million of our $65 million revolving credit facility. During the bankruptcy reorganization, there was no interruption in the administrative agent’s service level, and our entire $65 million revolver commitment remains available.
Inflation
We do not believe that inflation has had a material effect on our results of operations in recent years and periods. There can be no assurance, however, that our business will not be adversely affected by inflation in the future.
Item 8. Financial Statements and Supplementary Data
Our Consolidated Financial Statements and the reports of our independent registered public accounting firm are included in this Annual Report on Form 10-K beginning on page F-1. The index to this report and the financial statements are included in Part IV, Item 15.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of January 2, 2010.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during our fourth quarter ended January 2, 2010.
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
Management assessed the effectiveness of our internal control over financial reporting as of January 2, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of January 2, 2010, our internal control over financial reporting is effective based on those criteria.
Our internal control over financial reporting as of January 2, 2010, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, as stated in their report which appears on page F-2 of this Form 10-K.
Item 9B. Other Information
None

PART III
Item 10. Directors and Executive Officers of the Registrant
Directors of the Registrant
The information in the “Election of Directors — Information About the Nominees and Other Directors” section of our 2010 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Executive Officers of the Registrant
Information about our executive officers is included in this Annual Report on Form 10-K under Part I, Item 1, “Executive Officers of American Medical Systems Holdings, Inc.” and incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2010 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Audit Committee Financial Expert
The information under the heading “Audit Committee” in the “Election of Directors — Board and Board Committees” section of our 2010 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Identification of the Audit Committee
The information under the heading “Audit Committee” in the “Election of Directors — Board and Board Committees” section of our 2010 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
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
Item 11. Executive Compensation
The information in the “Compensation Discussion and Analysis,” the “Executive Compensation” and the “Director Compensation” sections of our 2010 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the “Executive Compensation—Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders and Management Beneficial Ownership” sections of our 2010 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information in the “Related Person Relationships and Transactions,” the “Election of Directors – Information about the Nominees and Other Directors” and the “Election of Directors – Board and Board Committees” sections of our 2010 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Item 14. Principal Accountant Fees and Services
The information in the “Audit and Non-Audit Fees” section of our 2010 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

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

Schedule II — Valuation and Qualifying Accounts	F-46
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
The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit (or incorporated by reference) to this Annual Report on Form 10-K:
1.	Employment Agreement, dated December 18, 2006, between Mark A. Heggestad and American Medical Systems, Inc.

2.	First Amendment to Employment Agreement, dated March 6, 2008, between Mark A. Heggestad and American Medical Systems, Inc.

3.	Employment Agreement, dated as of April 22, 2008, between American Medical Systems, Inc. and Anthony P. Bihl, III.

4.	Employment Agreement, dated October 20, 2008, between Francois Georgelin and American Medical Systems Europe B.V.

5.	Employment Agreement, effective as of April 1, 2009, between Joe W. Martin and American Medical Systems, Inc.

6.	Employment Agreement, effective as of August 3, 2009, between Maximillian Fiore and American Medical Systems, Inc.

7.	Separation Agreement, dated June 9, 2009, by and between Jan Dick and American Medical Systems, Inc.

8.	2000 Equity Incentive Plan, as amended.

9.	Form of Incentive Stock Option Agreement under the 2000 Equity Incentive Plan, as amended.

10.	Form of Non-Qualified Stock Option Agreement under the 2000 Equity Incentive Plan, as amended.

11.	Employee Stock Purchase Plan as amended.

12.	2005 Stock Incentive Plan (As Amended and Restated).

13.	Form of Stock Option Certificate for Directors under the 2005 Stock Incentive Plan.

14.	Form of Stock Option Certificate for Executive Officers under the 2005 Stock Incentive Plan.

15.	Form of Notice of Amendment to Stock Option Certificate/Agreement for Executive Officers of American Medical Systems Holdings, Inc.

16.	Form of Stock Option Certificate for Executive Officers under the 2005 Stock Incentive Plan (Version Modified in 2010).

17.	Form of Restricted Stock Award for Executive Officers under the 2005 Stock Incentive Plan.

18.	Form of Indemnification Agreement with Executive Officers and Directors.

19.	Form of Change in Control Severance Agreement.

20.	Form of First Amendment to Change in Control Severance Agreement.

21.	Form of Change in Control Severance Agreement (Version Modified in 2009).

22.	Change in Control Severance Agreement, dated as of April 22, 2008, between American Medical Systems Holdings, Inc. and Anthony P. Bihl, III.

23.	The American Medical Systems, Inc. Executive Severance Pay Plan

24.	Summary of Director Compensation.

25.	Summary of Named Executive Officer Compensation (2009).

26.	Summary of Named Executive Officer Compensation (2010).

27.	2010 Executive Variable Incentive Plan.

FINANCIAL STATEMENTS AND NOTES THERETO
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED
FINANCIAL STATEMENTS
The Board of Directors and Stockholders
American Medical Systems Holdings, Inc.
We have audited the accompanying consolidated balance sheets of American Medical Systems Holdings, Inc. as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2010. Our audits also included the financial statement schedule listed in Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Medical Systems Holdings, Inc. at January 2, 2010 and January 3, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Medical Systems Holdings, Inc.’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
American Medical Systems Holdings, Inc.
We have audited American Medical Systems Holdings, Inc.’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Medical Systems Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, American Medical Systems Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Medical Systems Holdings, Inc. as of January 2, 2010, and January 3, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2010 of American Medical Systems Holdings, Inc., and our report dated March 1, 2010, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
March 1, 2010

American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	2009	2008	2007
Net sales	$519,270	$501,641	$463,928
Cost of sales	92,211	111,097	105,592

Gross profit	427,059	390,544	358,336

Operating expenses
Marketing and selling	173,854	175,670	169,495
Research and development	52,765	46,247	43,315
In-process research and development	—	7,500	7,500
General and administrative	45,196	39,281	43,070
Integration costs	—	—	1,103
Litigation settlement	—	—	14,303
Amortization of intangibles	13,161	34,465	18,264

Total operating expenses	284,976	303,163	297,050

Operating income	142,083	87,381	61,286

Other (expense) income
Royalty income	3,073	4,474	5,028
Interest income	175	747	1,153
Interest expense	(19,636)	(27,398)	(37,760)
Amortization of financing costs	(15,790)	(18,482)	(16,145)
Gain on extinguishment of debt	10,125	5,631	—
Gain on sale of non-strategic assets	17,446	—	—
Other (expense) income	(1,441)	(2,195)	3,071

Total other (expense)	(6,048)	(37,223)	(44,653)

Income from continuing operations before income taxes	136,035	50,158	16,633

Provision for income taxes	51,197	19,323	11,888

Net income from continuing operations	84,838	30,835	4,745

Loss from discontinued operations, net of tax benefit	—	—	(691)

Net income	$84,838	$30,835	$4,054

Net income per share
Basic net income from continuing operations	$1.14	$0.42	$0.07
Discontinued operations, net of tax	—	—	(0.01)

Basic net income	$1.14	$0.42	$0.06

Diluted net income from continuing operations	$1.14	$0.42	$0.06
Discontinued operations, net of tax	—	—	(0.01)

Diluted net income	$1.14	$0.42	$0.06

Weighted average common shares used in calculation
Basic	74,097	72,942	72,061
Diluted	74,675	73,899	73,593

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	January 2, 2010	January 3, 2009
Assets
Current assets
Cash and cash equivalents	$30,670	$11,642
Short term investments	19,868	31,323
Accounts receivable, net	102,590	93,078
Inventories, net	30,276	38,500
Deferred income taxes	14,870	12,908
Other current assets	6,067	6,858

Total current assets	204,341	194,309

Property, plant and equipment, net	44,120	48,280
Goodwill	690,899	690,097
Developed and core technology, net	51,631	62,315
Other intangibles, net	49,937	47,349
Other long-term assets, net	6,223	2,147

Total assets	$1,047,151	$1,044,497

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,114	$7,830
Income taxes payable	4,495	7,782
Accrued compensation expenses	29,603	22,876
Accrued warranty expense	2,293	3,287
Other accrued expenses	25,760	21,535

Total current liabilities	71,265	63,310

Long-term debt	346,229	484,582
Deferred income taxes	62,347	50,044
Long-term income taxes payable	18,206	15,327
Long-term employee benefit obligations	3,745	3,752

Total liabilities	501,792	617,015

Stockholders’ equity
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding: 74,715,839 shares at January 2, 2010 and 73,668,415 shares at January 3, 2009	747	737
Additional paid-in capital	399,468	369,594
Accumulated other comprehensive income	6,381	3,226
Retained earnings	138,763	53,925

Total stockholders’ equity	545,359	427,482

Total liabilities and stockholders’ equity	$1,047,151	$1,044,497

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

					Accumulated
	Common Stock		Additional		Other
		Par	Paid-In	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income	Total
Balances at December 30, 2006	71,059	$711	$321,024	$19,299	$4,155	$345,189

Comprehensive income
Net income	—	—	—	4,054	—	4,054
Foreign currency translation adjustment, net of tax of $0.3 million	—	—	—	—	3,251	3,251

Unrealized loss on available-for-sale securities, net of tax benefit of $0.3 million	—	—	—	—	(433)	(433)

Net change for post-retirement plan, net of tax	—	—	—	—	(63)	(63)

Total comprehensive income						6,809
Issuance of common stock:
Stock options exercised	604	6	8,324	—	—	8,330
Employee stock purchase plan	164	2	2,498	—	—	2,500
Restricted stock awards	60	—	—	—	—	—
InnovaQuartz settlement	372	4	7,371	—	—	7,375
Stock-based compensation	—	—	12,700	—	—	12,700
Income tax benefit from stock option plans	—	—	731	—	—	731
Adjustment to initially apply FASB Interpretation No. 48	—	—	—	(263)	—	(263)

Balances at December 29, 2007	72,259	723	352,648	23,090	6,910	383,371

Comprehensive income
Net income	—	—	—	30,835	—	30,835
Foreign currency translation adjustment, net of tax of $0.3 million	—	—	—	—	(1,768)	(1,768)

Change in derivatives, net of tax of $1.2 million	—	—	—	—	(1,982)	(1,982)
Recognition of previously unrealized losses on available-for-sale securities, net of tax of $0.3 million	—	—	—	—	433	433

Unrealized loss on available-for-sale securities, net of tax of $0.1 million	—	—	—	—	(102)	(102)

Net change for post-retirement plan, net of tax of $0.1 million	—	—	—	—	(265)	(265)

Total comprehensive income	—	—	—	—	—	27,151
Issuance of common stock:	—	—	—	—	—
Stock options exercised	1,017	10	5,441	—	—	5,451
Employee stock purchase plan	306	3	3,420	—	—	3,423
Restricted stock awards	86	1	—	—	—	1
Stock-based compensation	—	—	8,818	—	—	8,818
Income tax benefit from stock option plans			844			844
Repurchase of convertible notes, net of adjustments	—	—	(1,577)	—	—	(1,577)

Balances at January 3, 2009	73,668	$737	$369,594	$53,925	$3,226	$427,482

Comprehensive income
Net income	—	—	—	84,838	—	84,838
Foreign currency translation adjustment, net of tax of $0.2 million	—	—	—	—	2,010	2,010

Change in derivatives, net of tax of $0.4 million	—	—	—	—	693	693

Unrealized gain on available-for-sale securities, net of tax of $0.2 million	—	—	—	—	296	296

Net change for post-retirement plan, net of tax of $0.1 million	—	—	—	—	156	156

Total comprehensive income	—	—	—	—	—	87,993
Issuance of common stock:	—	—	—	—	—
Stock options exercised	716	7	7,381	—	—	7,388
Employee stock purchase plan	271	2	2,800	—	—	2,802
Restricted stock awards	61	1	—	—	—	1
Stock-based compensation	—	—	8,988	—	—	8,988
Income tax benefit from stock option plans			296			296
Issuance of convertible notes, net of tax of $28.8 million			47,585			47,585
Repurchase of convertible notes, net of adjustments	—	—	(37,176)	—	—	(37,176)

Balances at January 2, 2010	74,716	$747	$399,468	$138,763	$6,381	$545,359

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	2009	2008	2007
Cash flows from operating activities
Net income	$84,838	$30,835	$4,054
Loss from discontinued operations, net of tax benefit	—	—	(691)

Income from continuing operations	84,838	30,835	4,745

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	10,025	10,089	8,587
Gain on extinguishment of debt	(10,125)	(5,631)	—
Gain on sale of non-strategic assets	(17,446)	—	—
Amortization of intangibles	13,161	34,465	18,264
Amortization of deferred financing costs	15,790	18,482	16,145
In-process research and development charges	—	7,500	7,500
Non-cash impairment of available-for-sale securities	—	843	—
Net payments for settlement of derivative contracts	556	1,385	—
Excess tax benefit from exercise of stock options	(566)	(1,498)	(215)
Tax benefit on exercised stock option arrangements	1,613	844	731
Change in net deferred income taxes	(74)	(4,035)	7,951
Stock-based compensation	8,988	8,942	12,398

Changes in operating assets and liabilities, net of acquired amounts:
Accounts receivable	(8,100)	10,978	(9,828)
Inventories	9,228	20,947	(30,516)
Accounts payable and accrued expenses	13,395	(13,842)	(3,868)
Other assets	1,513	(4,547)	15,857

Net cash provided by operating activities	122,796	115,757	47,751

Cash flows from investing activities
Purchase of property, plant and equipment	(5,865)	(6,101)	(14,173)
Purchase of business, net of cash acquired	—	—	(781)
Disposal of business	—	4,691	22,116
Sale of non-strategic assets, net	18,982	—	—
Purchase of investments in technology	—	(7,500)	(7,500)
Purchase of other intangibles	(5,927)	(1,352)	(382)
Purchase of short-term investments	(18,820)	(70,505)	(30,187)
Sale of short-term investments	30,755	39,999	29,570
Net payments for settlement of derivative contracts	(556)	(1,385)	—

Net cash provided by (used in) investing activities	18,569	(42,153)	(1,337)

Cash flows from financing activities
Issuance of common stock	10,190	8,874	10,830
Excess tax benefit from exercise of stock options	566	1,498	215
Proceeds from short-term borrowings	—	12,000	—
Repayments of short-term borrowings	—	(12,000)	—
Debt issuance costs	(7,697)	—	—
Payments on senior secured credit facility	(103,510)	(85,202)	(50,069)
Repurchase of convertible senior subordinated notes	(21,125)	(23,373)	—

Net cash used in financing activities	(121,576)	(98,203)	(39,024)

Cash provided by (used in) continuing operations	19,789	(24,599)	7,390

Cash used in discontinued operations
Operating activities	—	—	(691)

Cash used in discontinued operations	—	—	(691)
Effect of currency exchange rates on cash	(761)	2,197	(1,706)

Net increase (decrease) in cash and cash equivalents	19,028	(22,402)	4,993
Cash and cash equivalents at beginning of period	11,642	34,044	29,051

Cash and cash equivalents at end of period	$30,670	$11,642	$34,044

Supplemental disclosure
Cash paid for interest	$15,733	$37,646	$39,075
Cash paid (refunded) for taxes	47,556	13,710	(11,662)
Stock issued to settle contingent liabilities under InnovaQuartz purchase agreement	—	—	7,375
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business Description and Significant Accounting Policies
Business Description
American Medical Systems Holdings, Inc. manufactures and markets a broad line of proprietary surgical products to urologists, gynecologists and urogynecologists for erectile restoration, benign prostatic hyperplasia (BPH), male urethral stricture, urinary and fecal incontinence, and pelvic floor repair.
As further discussed in Note 2, Discontinued Operations and Sale of Aesthetics Business, in 2007, consistent with the plans announced with the Laserscope acquisition, we sold the Laserscope aesthetics business. The results of operations for this business for the period prior to the sale, which occurred January 16, 2007, are presented in the discontinued operations section of the statements of operations for the year ended December 29, 2007. Unless otherwise noted, disclosures of revenues and expenses in the Notes to Consolidated Financial Statements refer to continuing operations only.
Principles of Consolidation
The consolidated financial statements include the accounts of American Medical Systems Holdings, Inc. and its subsidiaries after elimination of inter-company transactions and accounts.
Accounting Periods
We have a 52-or 53-week fiscal year ending on the Saturday nearest December 31. Accordingly, fiscal years 2009, 2008 and 2007 ended on January 2, 2010, January 3, 2009 and December 29, 2007, respectively, and are identified herein as 2009, 2008 and 2007. Fiscal year 2008 had 53 weeks and fiscal years 2009 and 2007 consisted of 52 weeks.
Cash and Cash Equivalents
For financial reporting purposes, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Our cash and cash equivalent balances are primarily maintained in our operating accounts.
Short-Term Investments
We classify investments as available-for-sale securities and record them at fair value. Our short-term investments consist of money market funds, mutual fund shares, short-term bonds and publicly traded equity securities. Unrealized gains or losses, net of related income taxes, are recorded in accumulated other comprehensive income in stockholders’ equity. Realized gains (losses) from the sale of investments are recorded into income in the period of sale. The following table summarizes the components of the balance of our short-term investments (in thousands):

	January 2, 2010		January 3, 2009
	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Gains	Value	Losses
Money market funds	$18,504	$—	$30,846	$—

Mutual fund shares and short-term bonds with a maturity of less than one year	709	—	285	—

Publicly traded equity securities	655	299	192	164

Total	$19,868	$299	$31,323	$164

The publicly traded equity securities are comprised solely of the stock of Iridex Corporation. For more information regarding the Iridex stock, refer to Note 2, Discontinued Operations and Sale of Aesthetics Business.

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
To date, all previous lending commitments remain available to us. The administrative agent on our Credit Facility was in Chapter 11 bankruptcy protection from November 1, 2009 until December 10, 2009. The administrative agent on our Credit Facility also provides $25 million of our $65 million revolving credit facility. During the bankruptcy reorganization, there was no interruption in the administrative agent’s service level, and our entire $65 million revolver commitment remains available.
Allowance for Doubtful Accounts
We estimate the allowance for doubtful accounts by analyzing those accounts receivable that have reached their due date and by applying rates based upon historical write-off trends and specific account reserves. Accounts are written off sooner in the event of bankruptcy or other circumstances that make further collection unlikely. When it is deemed probable that a customer account is uncollectible, that balance is written off against the existing allowance. Bad debt expense was $1.6 million, $1.8 million and $1.0 million in 2009, 2008 and 2007, respectively. The allowance for doubtful accounts was $3.4 million and $3.5 million at January 2, 2010 and January 3, 2009, respectively.
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
In-Process Research and Development
When we acquire another company, the purchase price is allocated, as applicable, between in-process research and development (IPR&D), other identifiable intangible assets, tangible assets, and goodwill. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. The amount of the purchase price allocated to IPR&D and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition in accordance with accepted valuation methods. The discount rate used in the valuation of IPR&D for the 2006 acquisition of Laserscope was estimated to be 16 percent to reflect the risk characteristics and uncertainty related to the development and commercialization assumptions. Costs related to manufacturing, distribution and marketing of the products are included in the projections. Also included are the expected research and development and clinical and regulation expenses projected to be incurred to bring the product to market. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.
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
We recognized $7.5 million of expense for IPR&D in 2008 for a milestone payment related to our acquisition of BioControl Medical, Ltd. (BioControl) for the in-process development of an implantable electrical stimulation device to treat urge incontinence and interstitial cystitis. There was a similar milestone payment of $7.5 million in 2007 related to BioControl. We remain liable to make a third milestone payment of $10 million to BioControl if and when the payment conditions are satisfied. In addition, we agreed to make certain other payments in the event we transfer the BioControl technology to another party prior to achieving the third milestone. These additional contingent payments will be allocated to in-process research and development if made, as this was the only asset acquired in the BioControl acquisition.

Goodwill
Goodwill is the excess of the purchase price over the fair value of the other net assets, including IPR&D, of acquired businesses. Goodwill is not amortized, but is assigned to reporting units and tested for impairment annually during the fourth quarter, or whenever there is an impairment indicator. We operate as one reporting unit engaged in developing, manufacturing, and marketing medical devices. We assess goodwill impairment indicators quarterly, or more frequently, if a change in circumstances or the occurrence of events suggests the remaining value may not be recoverable.
The first step of the impairment test for goodwill compares the fair value of a reporting unit with its carrying amount, including goodwill and other indefinite lived intangible assets. If the fair value is less than the carrying amount, the second step determines the amount of impairment, if any, by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill and indefinite lived intangible assets, is less than its carrying amount. Refer to Note 5, Goodwill and Intangible Assets, for discussion of our results of impairment testing.
Other Intangible Assets
Other intangible assets consist primarily of purchased technology, patents, and trademarks and are generally amortized using the straight-line method over their estimated useful lives. We review our intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually during the fourth quarter or whenever there is an impairment indicator. Impairment, if any, is recognized through acceleration of amortization and recorded as amortization of intangibles. Refer to Note 5, Goodwill and Intangible Assets, for discussion of our results of impairment testing.
Long-Lived Assets
We record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Periodically, if an indicator of impairment exists, we measure any potential impairment utilizing discounted cash flows as an estimate of fair value. Refer to Note 5, Goodwill and Intangible Assets, for discussion of our results of impairment testing.
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
Occasionally, sales of capital equipment have post-sale obligations, such as installation and extended service contracts, which are fulfilled after product shipment. For each multiple element arrangement, we determine if each element is a separate unit of accounting by ensuring that (1) the element has stand alone value to the customer, (2) there is objective evidence of the fair value for the element, and (3) if the arrangement includes a general right of return relative to the delivered item, delivery of the undelivered items is considered probable and in our control. To determine the fair value for each element in an arrangement, we rely primarily upon vendor specific objective evidence (VSOE) of fair value using the price charged when we sell that element separately, or in the case of hardware that we do not sell separately, we rely upon vendor objective evidence of fair value in the form of competitor pricing of the same or interchangeable products. We defer revenue attributable to the post-shipment obligations and recognize such revenue when the obligation is fulfilled.
We provide incentives to customers, including volume based rebates. Customers are not required to provide documentation that would allow us to reasonably estimate the fair value of the benefit received and we do not receive an identifiable benefit in exchange for the consideration. Accordingly, the incentives are recorded as a reduction of revenue.

All of our customers have rights of return for the occasional ordering or shipping error. We maintain an allowance for these returns and reduce reported revenue for expected returns from shipments during each reporting period. This allowance is based on historical and current trends in product returns. This allowance was $2.1 million and $2.6 million at January 2, 2010 and January 3, 2009, respectively.
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
Advertising and Promotional Costs
Advertising and promotional costs are charged to operations in the year incurred. Advertising and promotion costs charged to operations during 2009, 2008 and 2007 were $5.9 million, $5.2 million and $6.3 million, respectively.
Product Warranty Costs
We provide a warranty allowance to cover the cost of replacements for our erectile restoration, BPH therapy, urinary stones, and incontinence products. The warranty allowance is an estimate of the future cost of honoring our warranty obligations. Warranty costs are included as part of the cost of goods sold.
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
Software Development Costs
We capitalize certain costs incurred in connection with developing or obtaining software for internal use. The net book value of capitalized software costs was $6.9 million as of January 2, 2010 and $6.5 million as of January 3, 2009. Depreciation expense on capitalized software cost was $2.4 million, $2.4 million, and $2.2 million for 2009, 2008 and 2007, respectively.
Capitalized Interest
We capitalize interest cost as part of the historical cost of construction of certain facilities and development of certain software up to the date the asset is ready for its intended use. We had no capitalized interest in 2008 and 2009. Capitalized interest was $0.4 million in 2007.

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
We recognize tax positions in our financial statements when it is more likely than not the position will be sustained upon examination based on the technical merits of the position.
Foreign Currency Translation
The financial statements for operations outside the United States are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to United States dollars at year-end exchange rates, while elements of the statement of operations are translated at average exchange rates in effect during the year. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity with the exception of inter-company balances not considered permanently invested which are included in other income (loss). The balance of cumulative translation adjustments included in accumulated other comprehensive income was $7.5 million and $5.5 million at January 2, 2010 and January 3, 2009, respectively. Gains and losses on foreign currency transactions are also included in other income (loss).
Derivatives and Hedging Activities
All derivatives are recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income (loss) (OCI) depending on the type of hedging instrument and the effectiveness of those hedges. See Note 11, Derivative Instruments and Hedging Activities for a description of our derivative instruments and hedging activities during 2009 and 2008. We had no derivative instruments or hedging activities in 2007.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The most significant areas which require management’s estimates relate to the allowances for doubtful accounts receivable, sales return reserve, excess and obsolete inventories, impairment testing of long-lived assets, product warranty, product liability claims, valuation of share-based payments and income taxes. We are subject to risks and uncertainties, such as changes in the health care environment, competition, and legislation that may cause actual results to differ from estimated results.
Stock-Based Compensation
We measure stock-based compensation expense based on the fair value of the award on the date of grant. We recognize compensation expense for the fair value of restricted stock grants issued based on the closing stock price on the date of grant. Compensation expense recognized on shares issued under our Employee Stock Purchase Plan is based on the value of an option to purchase shares of our stock at a 15 percent discount to the stock price.

Net Income per Share
We present both basic and diluted net income per share amounts. Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is based upon the weighted average number of common shares and dilutive common share equivalents outstanding during the year. Common share equivalents include stock options and restricted stock awards under our employee stock plans and potential issuances of stock under the assumed conversion of our Convertible Notes utilizing the treasury stock method. For further information regarding our Convertible Notes, refer to Note 7, Debt.
Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options and restricted stock awards for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on net income per share and, accordingly, are excluded from the calculation. When there is a net loss, other potentially dilutive securities are not included in the calculation of net loss per share since their inclusion would be anti-dilutive. In addition, common share equivalents related to our Convertible Notes are anti-dilutive when the market price of our stock is below the conversion price of our Convertible Notes and, therefore, are excluded from the calculation.
The following table presents information necessary to calculate basic and diluted net income (loss) per common share and common share equivalents for the years ended 2009, 2008 and 2007:

(in thousands, except per share data)	2009	2008	2007

Net income from continuing operations	$84,838	$30,835	$4,745

Weighted-average shares outstanding for basic net income per share	74,097	72,942	72,061
Dilutive effect of stock options and restricted shares	578	957	1,532

Adjusted weighted-average shares outstanding for
diluted net income per share	74,675	73,899	73,593

Net income per share
Basic net earnings from continuing operations	$1.14	$0.42	$0.07
Diluted net earnings from continuing operations	$1.14	$0.42	$0.06
Employee stock options and restricted stock awards of 5,076,960, 5,521,429 and 4,003,247 for fiscal 2009, 2008 and 2007, respectively, were excluded from the diluted net income per share calculation because their effect would be anti-dilutive. In addition, our Convertible Notes were excluded from the diluted net income per share calculation in 2007 through 2009 because the conversion price was greater than the average market price of our stock during the periods.
Comprehensive Income
Comprehensive income is the sum of net income as reported and other comprehensive income. Other comprehensive income (loss) resulted from foreign currency translation adjustments, gains (losses) on derivative instruments qualifying as hedges, post-retirement plan liability adjustments, and gains (losses) on available-for-sale investments. For more information on derivative instruments, see Note 11, Derivative Instruments and Hedging Activities.

The components of comprehensive income for 2009, 2008 and 2007, were as follows:

(in thousands)	2009	2008	2007

Net income	$84,838	$30,835	$4,054

Foreign currency translation gain (loss), net of taxes of ($245), ($206) and ($264), respectively	2,010	(1,768)	3,251
Fair value adjustment on derivatives designated as cash flow hedges, net of taxes of $1,850 and $1,200, respectively	(3,058)	(1,982)	—
Reclassification adjustments on cash flow hedges settled and included in net income, net of tax of ($2,270)	3,751	—	—
Recognition of previously unrealized losses on available-for-sale securities, net of tax of ($263)	—	433	—
Unrealized gain (loss) on available-for-sale securities, net of taxes of ($179), $62 and $263, respectively	296	(102)	(433)
Prior service cost for post-retirement plan, net of taxes of ($23), $14 and $15, respectively	39	(24)	(24)
Net gain (loss) for post-retirement plan, net of taxes of ($71), $110 and $20, respectively	117	(241)	(39)

Comprehensive income	$87,993	$27,151	$6,809

The after-tax components of accumulated other comprehensive income as of January 2, 2010, January 3, 2009 and December 29, 2007, were as follows:

	Net Unrealized
	(Loss) on
	Derivative			Net Unrealized
	Instruments	Post-retirement	Foreign Currency	(Loss) Gain on	Total Accumulated
	Qualifying as	Plan Liability	Translation	Available-for-sale	Other Comprehensive
(in thousands)	Hedges	Adjustment	Adjustment	Investments	Income

Balance at December 29, 2007	$—	$85	$7,258	$(433)	$6,910

Balance at January 3, 2009	$(1,982)	$(180)	$5,490	$(102)	$3,226

Balance at January 2, 2010	$(1,289)	$(24)	$7,500	$194	$6,381

Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (the Codification). The Codification reorganized existing U.S. accounting and reporting standards into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are also sources of authoritative U.S. GAAP for SEC registrants, is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. We adopted the Codification in our interim period ended October 3, 2009. The adoption of the Codification changed our references to U.S. GAAP, but it had no impact on our consolidated financial position or results of operations.
In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now a part of ASC 805, Business Combinations, established requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. Some of the key requirements relate to the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired IPR&D as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2)

expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording the fair value of contingent liabilities that are more likely than not to occur at the date of an acquisition. The revised guidance also includes new disclosure requirements. Generally, the effect of the accounting for acquisitions will depend on future acquisitions, as we will apply its provisions to business combinations occurring subsequent to January 4, 2009. In addition, the accounting for the resolution of any tax uncertainties remaining related to previous acquisitions will be subject to the provisions of the amended guidance in ASC 805, Business Combinations.
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
Effective January 4, 2009, we adopted new FASB guidance on accounting for convertible debt. ASC 470, Debt, changes the balance sheet classification of a component of our convertible notes between equity and debt, and results in additional non-cash economic interest cost which has been reflected in the Consolidated Statement of Operations for all periods presented.
In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now a part of ASC 825, Financial Instruments, requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The new guidance is effective for interim and annual periods ending after June 15, 2009. We adopted the new guidance for our interim period ending July 4, 2009. See Note 10, Fair Value Measurements, for additional information and required disclosures. The adoption did not have a material impact on our consolidated financial position or results of operations, as it is a disclosure only standard.
In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now a part of ASC 855, Subsequent Events, establishes the accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.
In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 will separate multiple-deliverable arrangements into more circumstances than under existing U.S. GAAP and will establish a selling price hierarchy for determining the selling price of a deliverable. In addition, it will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant, eliminate the use of the residual method for allocation, and expand on-going disclosure requirements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010 and can be applied prospectively or retrospectively. We plan to adopt this updated accounting guidance for multiple-deliverable revenue arrangements on a prospective basis for our fiscal year beginning on January 2, 2011, and the adoption is not expected to have a material impact on our consolidated financial position or results of operations.
2. Discontinued Operations and Sale of Aesthetics Business
On January 16, 2007, we sold Laserscope’s aesthetics business to Iridex Corporation (Iridex) for a sale price consisting of $26.0 million of cash consideration and 213,435 shares of Iridex unregistered common stock (subject to certain post-closing adjustments), and up to an additional $9.0 million as determined by the book value of certain inventory following termination of a manufacturing transition period of approximately six to nine months. In August 2007, we agreed with Iridex on the amount and payment plan for the final post-closing purchase price adjustment and an amount for the fair value of inventory to be purchased at the termination of the manufacturing transition period. The agreement included an increase to the purchase price of $1.1 million and an additional $4.1 million for the purchase of inventory. Pursuant to the payment plan, Iridex paid these amounts in scheduled payments through the third quarter of 2008. During 2008, Iridex paid approximately $2.6 million of receivables for which we had previously established reserves, which we recorded in other income.
Included in short-term investments at January 2, 2010 and January 3, 2009 is $0.7 million and $0.2 million, respectively, for the value of unregistered Iridex common stock received as partial consideration for the sale of the Laserscope aesthetics business. The common stock is accounted for as an available-for-sale security with changes in value recorded through other comprehensive income, unless any decline in value below the current book value is considered other-than-temporary, in which case resulting adjustments are recorded in earnings. In the first quarter of 2008, we determined that our investment was other-than-temporarily impaired and we recorded an impairment charge of $0.8 million. At January 2, 2010, the unrealized gain on the stock is $0.3 million.
The financial results of the aesthetics business for the period prior to the sale, which occurred January 16, 2007, are presented in the discontinued operations section of the statements of operations. There was no discontinued operations activity in 2008 and 2009. The following table represents the results of discontinued operations for the year ended December 29, 2007:

(in thousands)	2007

Net sales	$515

Loss from discontinued operations before income taxes	(1,075)
Income tax benefit	384

Loss from discontinued operations, net of taxes	$(691)

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
3. Litigation Settlements
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
4. Balance Sheet Information
The following provides additional information (in thousands) concerning selected balance sheet accounts:

	2009	2008

Accounts receivable
Trade accounts receivable	$103,084	$95,297
Other receivables	2,945	1,317
Allowance for doubtful accounts	(3,439)	(3,536)

Net accounts receivable	$102,590	$93,078

Inventories
Raw materials	$10,117	$11,611
Work in process	3,399	4,841
Finished goods	21,791	26,283
Obsolescence allowance	(5,031)	(4,235)

Net inventories	$30,276	$38,500

Property, plant and equipment
Land and building	$41,436	$41,002
Machinery and equipment	12,108	11,868
Software	20,863	18,112
Furniture, fixtures, and other	19,108	18,598
Accumulated depreciation	(49,395)	(41,300)

Net property, plant and equipment	$44,120	$48,280

Accrued compensation expenses
Accrued payroll	$5,090	$4,429
Accrued bonuses and commissions	14,031	10,594
Accrued vacation	5,426	4,069
Accrued benefits and other compensation	5,056	3,784

Total accrued compensation expenses	$29,603	$22,876

Other accrued expenses
Accrued interest	$3,922	$213
Deferred revenue	2,685	2,183
Accrued other	19,153	19,139

Total other accrued expenses	$25,760	$21,535

Long-term employee benefit obligations
Accumulated postretirement benefit obligation	$3,631	$3,623
Other long-term benefit obligations	114	129

Total long-term employee benefit obligations	$3,745	$3,752

5. Goodwill and Intangible Assets
The changes in carrying amount of goodwill for 2009 and 2008 are as follows:

(in thousands)	2009	2008
| |
Goodwill, beginning of the period	$690,097	$690,478
Adjustments to goodwill from acquisitions	—	759
Effect of currency translation	802	(1,140)

Goodwill, end of the period	$690,899	$690,097

The additional goodwill during 2008 relates primarily to tax adjustments related to preacquisition tax contingencies and tax basis differences.
Amortized trademarks relate to trademarks acquired as part of our Influence acquisition in 1999. We are amortizing these trademarks over a remaining useful life of one year. The unamortized trademarks relate to the GreenLight™ and StoneLight® trademarks acquired as part of our acquisition of Laserscope in 2006 (the Laserscope Trademarks). The Laserscope Trademarks are classified as indefinite-lived intangible assets and are not amortized because there is no foreseeable limit on the period of time the Laserscope Trademarks are expected to contribute to our cash flows. Definite-lived intangibles are being amortized over periods ranging from one to nine years.
The following table provides additional information concerning intangible assets:

		January 2, 2010			January 3, 2009
	Weighted avg	Gross			Gross
	remaining life	carrying	Accumulated	Net book	carrying	Accumulated	Net book
(in thousands)	(years)	amount	amortization	value	amount	amortization	value

Developed and core technology	5.6	$137,553	$(85,922)	$51,631	$137,553	$(75,238)	$62,315

Other intangibles
Amortized
Patents	5.9	11,510	(9,693)	1,817	11,510	(9,317)	2,193
Licenses	7.6	15,913	(9,034)	6,879	9,312	(7,659)	1,653
Royalty agreement	0.0	—	—	—	2,970	(1,148)	1,822
Trademarks	1.0	2,208	(1,767)	441	2,208	(1,327)	881

Total amortized other intangible assets	7.0	29,631	(20,494)	9,137	26,000	(19,451)	6,549

Unamortized
Trademarks	n/a	40,800	—	40,800	40,800	—	40,800

Total other intangibles		70,431	(20,494)	49,937	66,800	(19,451)	47,349

Total intangible assets		$207,984	$(106,416)	$101,568	$204,353	$(94,689)	$109,664

During the second quarter of 2009, we purchased a license for the exclusive rights to certain patents through the year 2018 for $9 million, of which $5.9 million has been paid as of January 2, 2010, and the remaining $3.1 million is structured to be paid out within approximately two years, in quarterly intervals. All payments related to the patents are included in licenses and will be amortized over approximately eight years, which is the expected remaining useful life of the patents.
During the third quarter of 2009, we sold our female sterilization assets and technology (Ovion technology) to Conceptus, Inc. for $23.6 million. The consideration, less the carrying value of the intangible asset and related disposal costs resulted in a pre-tax gain of $17.4 million, which is included in “gain on sale of non-strategic assets” in the Consolidated Statements of Operations.
We review our intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. We did not recognize any impairment of intangible assets in 2009.

In the fourth quarter of 2008, upon performing our annual assessment of intangible assets, we determined that the projected future cash flows related to certain acquired developed technology intangible assets (for our TherMatrx® and GreenLight PV ® technology) had declined from our previous expectations. The projected declines in cash flows are primarily due to changes in the BPH market resulting from faster-than-expected customer conversion to the GreenLight HPS ® technology, which is the next generation of technology compared to GreenLight PV ® technology. As a result of our assessment, we concluded that the carrying value of the acquired developed technology intangible assets exceeded the undiscounted expected cash flows. Therefore, during the fourth quarter of 2008, we performed a discounted cash flow (DCF) analysis, using the excess earnings method, to adjust the asset carrying values to their estimated fair values.
In performing our DCF analysis in 2008, we made assumptions about the amount and timing of future expected cash flows, terminal value growth rates, appropriate discount rates, contributory asset charges and tax amortization benefits. The amount and timing of future cash flows within our DCF analysis is based on our most recent budget, long range strategic plans and other estimates. The terminal growth rate is used to calculate the value of cash flows beyond the last projected period in our DCF analysis and reflects our best estimates for stable, perpetual growth of cash flows. We use estimates of market participant weighted average cost of capital (WACC) as a basis for determining the discount rate to apply to our expected future cash flows. The discount rate used in our 2008 impairment analysis was 12.5 percent. In addition, an adjustment to the indicated values was made to reflect the hypothetical tax benefits associated with amortizing an asset for income tax purposes.
In 2008, based on the DCF analysis we recorded a $17.1 million impairment to adjust the asset carrying values to their estimated fair value. The impairment was recognized through acceleration of amortization and reported in the “Amortization of intangibles” line item in the Consolidated Statements of Operations.
The following discloses actual and expected aggregate amortization expense for currently-owned intangible assets (in thousands) for 2007 through 2014:

Year	Actual	Expected

2007	$18,264	$—
2008	34,465	—
2009	13,161	—
2010	—	12,306
2011	—	11,580
2012	—	9,401
2013	—	8,871
2014	—	6,754
6. Warranties
Many of our products are sold with warranty coverage for periods ranging from one year up to the patient’s lifetime. The warranty allowance is our estimate of the expected future cost of honoring current warranty obligations. Factors influencing this estimate include historical claim rates, surgical infection rates, changes in product performance, the frequency of use by the patient, the patient’s performance expectations, and changes in the terms of our policies. Changes in the warranty balance for 2009 and 2008 are disclosed in the table below.

(in thousands)	2009	2008

Balance, beginning of period	$3,287	$3,001
Provisions for warranty	1,517	5,577
Claims processed	(2,511)	(5,291)

Balance, end of period	$2,293	$3,287

7. Debt
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
The six-year senior secured Credit Facility consists of (i) term loan debt and (ii) a revolving credit facility of up to $65.0 million which is available to fund ongoing working capital needs, including future capital expenditures and permitted acquisitions. During January 2008, we borrowed $12.0 million under the revolving credit facility to fund the payment of certain litigation settlements (refer to Note 3, Litigation Settlements). We repaid the outstanding balance with operating cash in February 2008. As of January 2, 2010 and January 3, 2009, there were $125.3 million and $228.8 million, respectively, of term loans outstanding under the Credit Facility.
At our option, term loans under the Credit Facility (other than swing line loans) bear interest at a variable rate based on LIBOR or an alternative variable rate based on the greater of the prime rate or the federal funds effective rate plus 0.5 of 1.0 percent (Federal Funds Rate) plus an applicable margin. The applicable margin for term loans based on LIBOR is 2.25 percent per annum, while the applicable margin for term loans based on the prime rate or the Federal Funds Rate is 1.25 percent per annum. As of January 2, 2010, all debt under the Credit Facility had a variable interest rate based on the LIBOR index. The applicable margin for loans under the revolving credit facility is determined by reference to our total leverage ratio, as defined in the Credit Facility. In addition to initial Credit Facility fees and reimbursement of agent expenses, we are obligated to pay commitment fees on the revolving credit facility.
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
Amortization and other prepayments of $103.5 million and $85.2 million were made during the year January 2, 2010 and January 3, 2009, respectively.
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
Fees of $10.5 million are classified as debt discount and are being accreted to amortization of financing costs using the effective interest method over a six year period. Additional debt issuance costs of approximately $2.4 million are recorded as other long term assets and are being amortized over six years using the straight-line method. Upon payment of the prepayments described above, a pro rata portion of the related fees and debt issuance costs of $1.8 million and $2.0 million was immediately charged to amortization of financing costs in the years ending January 2, 2010 and January 3, 2009, respectively.

The scheduled amortization payments under the Credit Facility are adjusted after each prepayment. As of January 2, 2010, the amortization payments for the next five years are as follows (in thousands):

Fiscal 2010	$1,295
Fiscal 2011	31,732
Fiscal 2012	92,280
Fiscal 2013	—
Fiscal 2014	—
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
In March 2009, we repurchased 2036 Notes with a principal amount of $27.3 million in exchange for a cash payment of $21.1 million. In connection with this transaction, we recorded a pre-tax gain on extinguishment of debt of $4.6 million in the year ended January 2, 2010. In December 2008, we repurchased 2036 Notes with a principal amount of $34.5 million in exchange for a cash payment of $23.4 million. In connection with this transaction, we recorded a pre-tax gain on extinguishment of debt of $5.6 million in the year ended January 3, 2009.
On September 21, 2009, we exchanged $250.0 million in principal of the 2036 Notes for $250.0 million in principal of new convertible senior subordinated notes with a stated maturity of September 15, 2041 (the 2041 Notes). We accounted for this transaction as an extinguishment of debt, and we recorded a pre-tax gain on extinguishment of $5.6 million in the year ended January 2, 2010. Further information on the 2041 Notes is provided following this section.
We separately account for the liability and equity components of our 2036 Notes in a manner that reflects our nonconvertible borrowing rate. The equity component of our 2036 Notes was $45.4 million and $105.0 million as of January 2, 2010 and January 3, 2009, respectively, and is recorded in additional paid-in capital. As of January 2, 2010, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $62.0 million, $11.5 million and $50.5 million, respectively. The unamortized discount will be amortized over a remaining period of 3.5 years and the amortization expense is included in “amortization of financing costs” on the Consolidated Statements of Operations. As of January 3, 2009, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $339.3 million, $77.2 million and $262.1 million, respectively. The effective interest rate on the liability component was 9.5% for each of the years ended January 2, 2010 and January 3, 2009. During the year ended January 2, 2010, we recognized $8.0 million of interest expense representing the contractual interest coupon on our 2036 Notes, and $10.4 million of amortization expense related to the discount on the liability component. During the year ended January 3, 2009, we recognized $12.2 million of interest expense representing the contractual interest coupon on our 2036 Notes, and $14.7 million of amortization expense related to the discount on the liability component.
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
Similar to our 2036 Notes, we separately account for the liability and equity components of our 2036 Notes in a manner that reflects our nonconvertible borrowing rate. The excess of the principal amount of the liability component over its carrying amount is treated as debt discount and amortized using the interest method. In addition, debt issuance costs of approximately $7.7 million were allocated to the liability and equity components of the 2041 Notes. Approximately $5.3 million of the debt issuance costs were allocated to the liability component, recorded in other long-term assets, and are being amortized using the straight line method over seven years (representing the time period until the first put date under the 2041 Notes). Approximately $2.4 million of the debt issuance costs were allocated to the equity component and are treated as equity issuance costs and are not amortized.
The equity component of our 2041 Notes was $76.4 million as of January 2, 2010, and is recorded in additional paid-in capital. As of January 2, 2010, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $250.0 million, $76.7 million and $173.3 million, respectively. The unamortized discount will be amortized over a remaining period of 6.7 years and the amortization expense is included in “amortization of financing costs” on the Consolidated Statements of Operations. The effective interest rate on the liability component was 10.2% for the year ended January 2, 2010. During the year ended January 2, 2010, we recognized $2.9 million of interest expense representing the contractual interest coupon on our 2041 Notes, and $2.2 million of amortization expense related to the discount on the liability component.

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
The following supplemental condensed consolidating financial information presents the statements of operations for each of the years ended January 2, 2010, January 3, 2009, and December 29, 2007, the balance sheets as of January 2, 2010 and January 3, 2009, and the statements of cash flows for each of the years ended January 2, 2010, January 3, 2009, and December 29, 2007, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group. In the condensed consolidating financial statements, we and the Guarantor Subsidiaries account for investment in wholly-owned subsidiaries using the equity method.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Year Ended Janaury 2, 2010
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$473,590	$113,242	$(67,562)	$519,270

Cost of sales	—	91,205	68,237	(67,231)	92,211

Gross profit	—	382,385	45,005	(331)	427,059

Operating expenses
Marketing and selling	—	137,014	36,840	—	173,854
Research and development	—	52,811	(46)	—	52,765
General and administrative	—	45,196	—	—	45,196
Amortization of intangibles	—	13,161	—	—	13,161

Total operating expenses	—	248,182	36,794	—	284,976

Operating income	—	134,203	8,211	(331)	142,083

Other (expense) income
Royalty income	—	3,073	—	—	3,073
Interest income	—	281	57	(163)	175
Interest expense	(10,857)	(8,753)	(198)	172	(19,636)
Amortization of financing costs	(12,873)	(2,917)	—	—	(15,790)
Gain on extinguishment of debt	10,125	—	—	—	10,125
Gain on sale of non-strategic assets	—	17,446	—	—	17,446
Other income (expense)	—	(1,709)	269	(1)	(1,441)

Total other (expense) income	(13,605)	7,421	128	8	(6,048)

(Loss) income before income taxes	(13,605)	141,624	8,339	(323)	136,035

Provision for income taxes	(5,130)	53,236	3,214	(123)	51,197
Equity in earnings of subsidiary	93,513	5,125	—	(98,638)	—

Net income	$85,038	$93,513	$5,125	$(98,838)	$84,838

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Year Ended Janaury 3, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$451,054	$113,080	$(62,493)	$501,641

Cost of sales	—	109,873	64,637	(63,413)	111,097

Gross profit	—	341,181	48,443	920	390,544

Operating expenses
Marketing and selling	—	136,340	39,330	—	175,670
Research and development	—	46,247	—	—	46,247
In-process research and development	—	7,500	—	—	7,500
General and administrative	—	39,280	1	—	39,281
Amortization of intangibles	—	34,465	—	—	34,465

Total operating expenses	—	263,832	39,331	—	303,163

Operating income	—	77,349	9,112	920	87,381

Other (expense) income
Royalty income	—	2,974	1,500	—	4,474
Interest income	—	1,509	104	(866)	747
Interest expense	(12,234)	(15,140)	(890)	866	(27,398)
Amortization of financing costs	(14,804)	(3,678)	—	—	(18,482)
Gain on extinguishment of debt	5,631	—	—	—	5,631
Other income (expense)	—	(860)	(1,310)	(25)	(2,195)

Total other (expense) income	(21,407)	(15,195)	(596)	(25)	(37,223)

(Loss) income before income taxes	(21,407)	62,154	8,516	895	50,158

Provision for income taxes	(8,069)	23,970	3,084	338	19,323
Equity in earnings of subsidiary	43,616	5,432	—	(49,048)	—

Net income	$30,278	$43,616	$5,432	$(48,491)	$30,835

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Year Ended December 29, 2007
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$423,879	$97,555	$(57,506)	$463,928

Cost of sales	—	103,964	57,871	(56,243)	105,592

Gross profit	—	319,915	39,684	(1,263)	358,336

Operating expenses
Marketing and selling	—	135,960	33,535	—	169,495
Research and development	—	43,066	249	—	43,315
In-process research and development	—	7,500	—	—	7,500
General and administrative	—	42,997	73	—	43,070
Integration costs	—	1,103	—	—	1,103
Litigation settlement	—	14,303	—	—	14,303
Amortization of intangibles	—	14,783	3,481	—	18,264

Total operating expenses	—	259,712	37,338	—	297,050

Operating income	—	60,203	2,346	(1,263)	61,286

Other (expense) income
Royalty income	—	5,028	—	—	5,028
Interest income	—	1,401	57	(305)	1,153
Interest expense	(11,921)	(25,480)	(659)	300	(37,760)
Amortization of financing costs	(13,397)	(2,748)	—	—	(16,145)
Other income (expense)	—	3,233	(137)	(25)	3,071

Total other (expense) income	(25,318)	(18,566)	(739)	(30)	(44,653)

(Loss) income from continuing operations before income taxes	(25,318)	41,637	1,607	(1,293)	16,633

Provision for income taxes	(8,756)	20,524	610	(490)	11,888

Net (loss) income from continuing operations	(16,562)	21,113	997	(803)	4,745

Loss from discontinued operations, net of tax	—	(691)	—	—	(691)
Equity in earnings of subsidiary	21,419	997	—	(22,416)	—

Net income	$4,857	$21,419	$997	$(23,219)	$4,054

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of January 2, 2010
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$16,973	$13,697	$—	$30,670
Short-term investments	4,834	14,489	545	—	19,868
Accounts receivable, net	614,392	58,359	29,772	(599,933)	102,590
Inventories, net	—	27,750	6,853	(4,327)	30,276
Deferred income taxes	—	13,466	1,404	—	14,870
Other current assets	—	4,947	1,120	—	6,067

Total current assets	619,226	135,984	53,391	(604,260)	204,341

Property, plant and equipment, net	—	42,661	1,459	—	44,120
Goodwill	—	628,193	86,727	(24,021)	690,899
Developed and core technology, net	—	51,631	—	—	51,631
Other intangibles, net	—	49,937	—	—	49,937
Investment in subsidiaries	190,818	45,579	—	(236,397)	—
Other long-term assets, net	5,133	839	251	—	6,223

Total assets	$815,177	$954,824	$141,828	$(864,678)	$1,047,151

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$(5,058)	$558,217	$72,015	$(616,060)	$9,114
Accrued compensation expenses	—	24,350	5,253	—	29,603
Accrued warranty expense	—	2,293	—	—	2,293
Income taxes payable	(13,272)	16,371	1,396	—	4,495
Other accrued expenses	3,885	17,826	4,049	—	25,760

Total current liabilities	(14,445)	619,057	82,713	(616,060)	71,265

Non-current liabilities
Long-term debt	223,876	122,353	—	—	346,229
Intercompany loans payable	—	—	12,221	(12,221)	—
Deferred income taxes	60,387	645	1,315	—	62,347
Long-term income taxes payable	—	18,206	—	—	18,206
Long-term employee benefit obligations	—	3,745	—	—	3,745

Total non-current liabilities	284,263	144,949	13,536	(12,221)	430,527

Total liabilities	269,818	764,006	96,249	(628,281)	501,792

Stockholders’ equity
Common stock	747	—	9	(9)	747
Additional paid-in capital	399,468	3,424	57,540	(60,964)	399,468
Accumulated other comprehensive income	6,381	(202)	7,137	(6,935)	6,381
Retained earnings (deficit)	138,763	187,596	(19,107)	(168,489)	138,763

Total stockholders’ equity	545,359	190,818	45,579	(236,397)	545,359

Total liabilities and stockholders’ equity	$815,177	$954,824	$141,828	$(864,678)	$1,047,151

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

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Year Ended January 2, 2010
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash provided by operating activities	$18,066	$98,005	$6,725	$—	$122,796

Cash flows from investing activities
Purchase of property, plant and equipment	—	(5,493)	(372)	—	(5,865)
Sale of non-strategic assets, net	—	18,982	—	—	18,982
Purchase of other intangibles	—	(5,927)	—	—	(5,927)
Purchase of short term investments	—	(18,158)	(662)	—	(18,820)
Sale of short-term investments	—	30,500	255	—	30,755
Net payments from settlement of derivative contracts	—	(556)	—	—	(556)

Net cash provided by (used in) investing activities	—	19,348	(779)	—	18,569

Cash flows from financing activities
Intercompany notes	—	(14)	14	—	—
Issuance of common stock	10,190	—	—	—	10,190
Excess tax benefit from exercise of stock options	566	—	—	—	566
Debt issuance costs	(7,697)	—	—	—	(7,697)
Payments on senior secured credit facility	—	(103,510)	—	—	(103,510)
Repurchase of convertible senior subordinated notes	(21,125)	—	—	—	(21,125)

Net cash used in financing activities	(18,066)	(103,524)	14	—	(121,576)

Effect of exchange rates on cash	—	—	(761)	—	(761)

Net increase in cash and cash equivalents	—	13,829	5,199	—	19,028

Cash and cash equivalents at beginning of period	—	3,143	8,499	—	11,642

Cash and cash equivalents at end of period	$—	$16,972	$13,698	$—	$30,670

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

`
	Year Ended January 3, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$12,969	$107,771	$(4,983)	$—	$115,757

Cash flows from investing activities
Purchase of property, plant and equipment	—	(5,468)	(633)	—	(6,101)
Disposal of business	—	4,691	—	—	4,691
Purchase of investments in technology	—	(7,500)	—	—	(7,500)
Purchase of other intangibles	—	(1,352)	—	—	(1,352)
Purchase of short-term investments	—	(70,440)	(65)	—	(70,505)
Sale of short-term investments	—	39,731	268	—	39,999
Net payments from settlement of derivative contracts	—	(1,385)	—	—	(1,385)

Net cash used in investing activities	—	(41,723)	(430)	—	(42,153)

Cash flows from financing activities
Intercompany notes	—	626	(626)	—	—
Issuance of common stock	8,874	—	—	—	8,874
Excess tax benefit from exercise of stock options	1,498	—	—	—	1,498
Proceeds from short-term borrowings	—	12,000	—	—	12,000
Repayments of short-term borrowings	—	(12,000)	—	—	(12,000)
Payments on senior secured credit facility	—	(85,202)	—	—	(85,202)
Repurchase of convertible senior subordinated notes	(23,373)	—	—	—	(23,373)

Net cash used in financing activities	(13,001)	(84,576)	(626)	—	(98,203)

Effect of exchange rates on cash	—	—	2,197	—	2,197

Net decrease in cash and cash equivalents	(32)	(18,528)	(3,842)	—	(22,402)

Cash and cash equivalents at beginning of period	32	21,671	12,341	—	34,044

Cash and cash equivalents at end of period	$—	$3,143	$8,499	$—	$11,642

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Year Ended December 29, 2007
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(12,151)	$55,039	$4,863	$—	$47,751

Cash flows from investing activities
Purchase of property, plant and equipment	—	(12,983)	(1,190)	—	(14,173)
Purchase of business, net of cash acquired	—	—	(781)	—	(781)
Disposal of business	—	22,116	—		22,116
Purchase of investments in technology	—	(7,500)	—	—	(7,500)
Purchase of other intangibles	—	(382)	—	—	(382)
Purchase of short-term investments	—	(30,079)	(108)	—	(30,187)
Sale of short-term investments	—	29,560	10	—	29,570

Net cash provided by (used in) investing activities	—	732	(2,069)	—	(1,337)

Cash flows from financing activities
Intercompany notes	—	2,089	(2,089)	—	—
Dividend from parent	—	(8,334)	8,334		—
Issuance of common stock	10,830	—	—	—	10,830
Excess tax benefit from exercise of stock options	215	—	—	—	215
Payments on long-term debt	—	(50,069)	—	—	(50,069)

Net cash provided by (used in) financing activities	11,045	(56,314)	6,245	—	(39,024)

Cash used in discontinued operations
Operating activities	—	(691)	—	—	(691)

Net cash used in discontinued operations	—	(691)	—	—	(691)

Effect of exchange rates on cash	—	—	(1,706)	—	(1,706)

Net (decrease) increase in cash and cash equivalents	(1,106)	(1,234)	7,333	—	4,993

Cash and cash equivalents at beginning of period	1,138	22,905	5,008	—	29,051

Cash and cash equivalents at end of period	$32	$21,671	$12,341	$—	$34,044

8. Stock-Based Compensation
At January 2, 2010 we have one active stock-based employee compensation plan under which new awards may be granted.
The following table presents a summary of the share-based compensation expense recognized for these plans:

	Year Ended	Year Ended	Year Ended
(in thousands)	January 2, 2010	January 3, 2009	December 29, 2007

Stock-option awards	$7,074	$7,721	$9,574
Restricted stock awards	1,073	602	2,228
Employee stock purchase plan	841	619	596

Total share-based compensation expense	$8,988	$8,942	$12,398

The following table presents the statement of operations classification of pre-tax stock-based compensation expense, for stock options, restricted stock awards and the employee stock purchase plan, recognized for the years ended January 2, 2010, January 3, 2009 and December 29, 2007:

	Year Ended	Year Ended	Year Ended
(in thousands)	January 2, 2010	January 3, 2009	December 29, 2007

Cost of sales	$976	$2,069	$1,584
Marketing and selling	1,981	3,454	4,187
Research and development	1,208	2,254	2,766
General and administrative	4,823	1,165	3,861

Total share-based compensation expense	$8,988	$8,942	$12,398

The total income tax benefit recognized in our statement of operations for share-based compensation arrangements was $3.0 million, $2.6 million and $3.6 million for the years ended January 2, 2010, January 3, 2009 and December 29,2007, respectively.
The cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. Excess tax benefits of $0.6 million, $1.5 million and $0.2 million were classified as financing cash inflows for the twelve-month periods ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.
Our 2005 Stock Incentive Plan (2005 Plan), which replaced our 2000 Equity Incentive Plan (2000 Plan), was amended in May 2009 to increase the number of shares permitted for the grant of equity incentive awards to our employees, consultants and directors from 6,600,000 to 11,600,000 shares of common stock, plus the number of shares under our 2000 Plan as of May 5, 2005 subject to outstanding option adjustments, for total grants available of 27,140,383. We have granted options and restricted stock awards to purchase shares for an aggregate of 20,469,076 shares (net of cancellations) under both plans and 6,671,307 shares remain available for future grants under our 2005 Plan.
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

Activity under our 2000 Plan and 2005 Plan for the twelve months ended January 2, 2010, January 3, 2009 and December 29, 2007 was as follows:

		Weighted average	Aggregate
	Options	exercise price	Intrinsic
	outstanding	per share	Value
			(in thousands)
Balance at December 30, 2006	7,255,574	$14.25
Granted	1,401,600	$18.50
Exercised	(603,698)	$13.80
Cancelled or expired	(465,584)	$18.44

Balance at December 29, 2007	7,587,892	$14.82

Granted	1,453,040	$14.41
Exercised	(1,016,891)	$5.36
Cancelled or expired	(1,003,700)	$19.06

Balance at January 3, 2009	7,020,341	$15.50

Granted	1,713,874	$12.11
Exercised	(715,864)	$10.32
Cancelled or expired	(856,806)	$16.53

Balance at January 2, 2010	7,161,545	$15.08	$31,676

Options exercisable at January 2, 2010	4,390,413	$15.94	$16,098

Exercise prices and weighted average remaining contractual life for options outstanding as of January 2, 2010, excluding estimated forfeitures, are summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Range of exercise prices	of shares	contractual life	price	of shares	price

$0.83 — $11.17	1,895,785	4.1 years	$9.56	984,310	$8.62
$11.35 — $14.92	1,799,439	5.2 years	14.04	669,420	14.27
$14.94 — $18.75	1,857,364	4.1 years	17.28	1,293,230	17.60
$18.87 — $21.68	1,608,957	3.4 years	20.22	1,443,453	20.24

Total	7,161,545	4.2 years	$15.08	4,390,413	$15.94

The total intrinsic value of options exercised during the twelve months ended January 2, 2010 was $4.5 million. The total intrinsic value at January 2, 2010 is based on our closing stock price on the last trading day of the year for in-the-money options. The weighted-average remaining contractual term of options exercisable at January 2, 2010 was 3.3 years.
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

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	2009	2008	2007

Fair value of options granted	$4.18	$5.00	$6.50
Risk free interest rate	1.94%	2.88%	4.44%
Expected dividend rate	0.00%	0.00%	0.00%
Stock price volatility	36.61%	34.81%	32.88%
Expected life of option	5 years	5 years	5 years
Expected life: We analyze historical employee exercise and termination data to estimate the expected life assumption. We believe that historical data currently represents the best estimate of the expected life of a new employee option. For determining the fair value of options, we use different expected lives for the general employee population in the United States, employees in international offices and for officers and directors. We examined the historical pattern of option exercises to determine if there was a discernable pattern as to how different classes of employees exercised their options. Our analysis showed that officers and directors hold their stock options for a longer period of time before exercising compared to the rest of the employee population and that United States employees hold their stock options for a longer period of time before exercising as compared to international employees.
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
As of January 2, 2010, we had $13.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 2.6 years.
During the year ended January 2, 2010, stock options were exercised to acquire 715,864 shares. Cash received upon exercise was $7.4 million. The tax benefit realized upon exercise was $1.6 million.
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
The following table summarizes restricted stock activity during the twelve months ended January 2, 2010, January 3, 2009 and December 29, 2007:

	Unvested Shares	Weighted average
	outstanding	grant date fair value
Balance at December 30, 2006	120,526	$18.49
Granted	197,322	18.39
Vested	(60,125)	18.72
Cancelled	(41,003)	18.67

Balance at December 29, 2007	216,720	18.30

Granted	94,800	14.70
Vested	(86,601)	18.50
Cancelled	(32,351)	17.67

Balance at January 3, 2009	192,568	16.54

Granted	127,150	15.16
Vested	(60,579)	16.99
Cancelled	(25,614)	15.44

Balance at January 2, 2010	233,525	$15.79

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (ESPP) which allows employees to elect, in advance of each calendar quarter, to contribute up to 10 percent of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85 percent of the fair market value on the first or last day of each quarter. Compensation expense recognized on shares issued under our ESPP is based on the value of an option to purchase shares of our stock at a 15 percent discount to the stock price. Shares purchased under the employee stock purchase plan were 270,980 during the year. The plan was amended in May 2008 to increase the number of shares reserved under the plan from 1,000,000 to 2,000,000 common shares and to delete the term and termination date of the plan. Shares issued under the plan through January 2, 2010 total 1,348,698, with a balance available to be issued of 651,302.
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

Operating Leases
Future minimum operating lease obligations for automobiles, office space, and other facilities were as follows at January 2, 2010:

(in thousands)

2010	$3,438
2011	2,634
2012	1,923
2013	625
2014	14
2015 and beyond	—

Total	$8,634

Rent expense was $3.5 million, $3.3 million and $2.7 million in 2009, 2008 and 2007, respectively. The automobiles, which are typically leased for three years, are used by sales personnel. The office obligations include the Laserscope facilities in California and Arizona, and sales offices outside the U.S.
10. Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes our financial assets measured at fair value on a recurring basis as of January 2, 2010 (in thousands):

	Fair Value Measurements as of January 2, 2010 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
Description	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets
Money market funds	$18,504	$—	$—
Available-for-sale securities	655	—	—
Other short-term investments	163	546	—
Derivatives	—	10	—

Total	$19,322	$556	$—

Liabilities
Derivatives	$—	$1,949	$—

Money market funds: Our money market funds are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy because the money market funds are valued using quoted market prices in active markets.
Available-for-sale securities: As of January 2, 2010, our available-for-sale securities included unregistered common stock of Iridex Corporation. These are valued using quoted market prices multiplied by the number of shares owned.
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
Derivatives: The total fair value of various interest rate swap contracts as of January 2, 2010 is a liability of $0.3 million, reported in other accrued expenses. The fair value of various foreign exchange forward contracts as of January 2, 2010 includes liabilities of $1.7 million, reported in other accrued expenses. We measure our derivatives at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the fair value hierarchy. Refer to Note 11, Derivative Instruments and Hedging Activities, for more information regarding our derivatives.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements of nonfinancial assets and liabilities are primarily used in the impairment analysis of goodwill and other intangible assets. We review goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, or as circumstances indicate the possibility of impairment. During the year ended January 2, 2010, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
Fair Value of Debt
The fair value of the Convertible Notes (see Note 7, Debt) was estimated using quoted market prices. The fair value of the Credit Facility was estimated using a discounted cash flow analysis based on our current estimated incremental borrowing rate for a similar borrowing arrangement.
The following table summarizes the principal outstanding and estimated fair values of our long-term debt, including current maturities (in thousands):

	January 2, 2010		January 3, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

2036 Notes	$61,985	$70,270	$339,250	$229,944
2041 Notes	250,000	304,983	—	—
Credit Facility	125,307	123,230	228,817	193,003

	$437,292	$498,483	$568,067	$422,947

11. Derivative Instruments and Hedging Activities
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
We account for our derivative instruments at fair value provided we meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a Consolidated Statement of Operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense and translation gain or loss. Derivatives held by us are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statement of Operations at such time, with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined based on quoted prices for similar contracts.
The interest rate swap contracts outstanding at January 2, 2010 are designated as cash flow hedges of the floating rate interest payments for a portion of our borrowings under the Credit Facility. The portion of borrowings subject to these swap contracts declines over time, ranging from $70.0 million to $30.0 million. These contracts have remaining terms between one and six months. In addition, we have foreign currency exchange forward contract derivatives outstanding at January 2, 2010 which are designated as cash flow hedges of currency fluctuations for a portion of our forecasted sales to certain subsidiaries, denominated in Euros, British pounds, Canadian dollars and Australian dollars. These contracts have remaining terms between one and eleven months. The notional amount of the foreign exchange forward contracts designated as cash flow hedges was $48.4 million and $33.5 million at January 2, 2010 and January 3, 2009, respectively. We have also entered into foreign exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on certain inter-company receivables denominated in Euros, British pounds, Canadian dollars and Australian dollars. These contracts are not designated as an accounting hedge, and the notional amount of these contracts at January 2, 2010 and January 3, 2009 was $10.9 million and $13.5 million, respectively. The associated underlying transactions are expected to occur within the next month.
The effective portion of the change in fair value of the interest rate swaps and foreign currency exchange contracts is reported in accumulated other comprehensive income, a component of stockholders’ equity, and is being recognized as an adjustment to interest expense or other income (expense), respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivatives. Gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings when incurred. No ineffectiveness was recognized during 2009 or 2008. Amounts due from counterparties (unrealized hedge gains) or owed to counterparties (unrealized hedge losses) are included in accounts receivable, net or other accrued expenses, respectively. Cash receipts or payments related to our derivatives are generally classified in the Consolidated Statements of Cash Flow as cash flows from operating activities, consistent with the related items being hedged, unless the derivative is not designated as a hedge or if hedge accounting is discontinued, in which case the receipts or payments are classified as cash flows from investing activities.
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
Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets is presented in the table below.

	Fair Values of Derivative instruments
	Asset Derivatives				Liability Derivatives
	January 2, 2010		January 3, 2009		January 2, 2010		January 3, 2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Other current assets	$—	Other current assets	$—	Other accrued expenses	$299	Other accrued expenses	$2,663
Foreign exchange forward contracts	Other current assets	—	Other current assets	659	Other accrued expenses	1,650	Other accrued expenses	1,729

Total derivatives designated as hedging instruments		$—		$659		$1,949		$4,392

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$10	Other current assets	$223	Other accrued expenses	$—	Other accrued expenses	$—

Total derivatives not designated as hedging instruments		$10		$223		$—		$—

Total derivatives		$10		$882		$1,949		$4,392

At January 2, 2010, approximately $0.3 million of the existing loss on the interest rate swap contracts designated as a cash flow hedge, and approximately $1.7 million of the existing loss on the foreign exchange forward contracts designated as a cash flow hedge, both of which are included in accumulated other comprehensive income, are expected to be reclassified into earnings within the next twelve months.
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
The Effect of Derivative Instruments on the Consolidated Statement of Operations
for the Years Ended January 2, 2010 and January 3, 2009
(in thousands)

			Location of Gain
Derivatives in	Amount of Gain (Loss)		(Loss) Reclassified	Amount of Gain (Loss) Reclassified
Cash Flow	Recognized in OCI on Derivatives		from Accumulated	from Accumulated OCI into Income
Hedging	(Effective Portion)		OCI into Income	(Effective Portion)
Relationships	January 2, 2010	January 3, 2009	(Effective Portion)	January 2, 2010	January 3, 2009
Interest rate swap contracts	$2,372	$(2,662)	Interest expense	$(3,341)	$(163)
Interest rate swap contracts	—	—	Other (expense) income	—	381	(a)
Foreign exchange contracts	(1,259)	(519)	Other (expense) income	(2,680)	832

Total	$1,113	$(3,181)		$(6,021)	$1,050

(a)	This net gain on terminated interest rate swap contracts was immediately recognized in other (expense) income, as the original forecasted transactions were no longer probable of occurring.

Derivatives not	Location of Gain (Loss)	Amount of Gain (Loss) Recognized
Designated as	Recognize in Income	in Income on Derivatives
Hedging Instruments	on Derivatives	January 2, 2010	January 3, 2009
Foreign exchange contracts	Other (expense) income	$(410)	$(1,162)

Total		$(410)	$(1,162)

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
We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. No customer or distributor accounted for ten percent or more of net sales during 2009, 2008 or 2007. Foreign subsidiary sales are predominantly to customers in Western Europe, Canada, Australia and Brazil and our foreign subsidiary assets are located in the same countries. At the end of 2009 and 2008, consolidated accounts receivable included $42.4 million and $36.1 million due from customers located outside of the United States.
The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

(in thousands)	2009	2008	2007

United States
Net sales	$373,898	$355,678	$334,258
Long-lived assets	824,886	833,095	872,318

International
Net sales	145,372	145,963	129,670
Long-lived assets	17,924	17,092	18,165
13. Postretirement Benefits
We have an unfunded postretirement plan in the United States, which provides medical, dental, and life insurance benefits at reduced rates to certain retirees and their eligible dependents. Employees hired before 2000 are eligible if they meet age and service requirements and qualify for retirement benefits. We provide funds to the plans as benefits are paid. We recognize the status of our postretirement plan as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity.
The cost of our postretirement benefit plan (in thousands) was as follows:

	2009	2008	2007

Service cost	$174	$183	$155
Interest cost	208	208	175
Amortization of net prior service cost	62	(38)	(38)

Net benefit costs	$444	$353	$292

The following tables present reconciliations of the benefit obligation of the plan and the plan assets of the plan (in thousands):

	2009	2008

Change in benefit obligation
Benefit obligation at beginning of year	$3,886	$3,272
Service cost	174	183
Interest cost	208	208
Actuarial (gain) loss	(187)	386
Benefit payments	(217)	(163)

Benefit obligation at end of year	$3,864	$3,886

Change in plan assets
Fair value of assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	217	163
Benefit payments	(217)	(163)

Fair value of plan assets at end of year	$—	$—

Amounts recognized in the statement of financial position consist of:

	2009	2008

Current	$(233)	$(263)
Long term	(3,631)	(3,623)

Net amount of accrued benefit cost	$(3,864)	$(3,886)

Amounts recognized in accumulated other comprehensive income consist of:

	2009	2008

Net actuarial loss (gain)	$7	$194
Net prior service cost	32	94

Total accumulated other comprehensive income	$39	$288

The net prior service cost in accumulated other comprehensive income consists of two components: one component for a negative plan amendment in 2000 (2000 component), and a second component for a positive plan amendment in 2006 (2006 component). These two components are being amortized differently, based on expected future service periods at the time of the amendment. The 2000 component was fully amortized in 2009, and in 2010 we estimate that the amortization of the 2006 component from accumulated other comprehensive income will result in a charge to net periodic benefit cost for $0.0 million.
The benefits expected to be paid in each of the next five fiscal years and the aggregate for the five fiscal years thereafter are projected as follows (in thousands):
Projected Medical Benefit Payments

2010	$240
2011	251
2012	261
2013	295
2014	311
2015-2019	1,772
The assumptions used in estimating the annual cost related to these plans include:

	2009	2008

Discount rate	5.75%	5.75%
Rate of future compensation increase	4.00%	4.00%
An average increase of 8.5 percent in the cost of covered health care benefits was assumed for 2009 and is projected to gradually decrease to 5.0 percent by 2016 and remain at that level thereafter. Because of the subsidy caps, the assumed health care cost trend rates have a slight effect on the amounts reported for our postretirement plan. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$4	$(4)
Effect on post-retirement benefit obligation	44	(41)
14. Savings and Investment Plan
The AMS Savings and Investment Plan (the Plan) allows employees in the United States to contribute a portion of their compensation to the Plan. We match a portion of these contributions. Additionally, we make profit sharing contributions to the Plan based upon a percent of operating profit as established annually by senior management and the Compensation Committee of the Board of Directors. All of our United States employees who satisfy certain service requirements are eligible to participate in the Plan. Matching contributions of $3.7 million, $3.3 million and $3.0 million were made in 2009, 2008 and 2007, respectively. Profit sharing contributions were $5.0 million, $3.7 million and $2.3 million in 2009, 2008 and 2007, respectively.
15. Income Taxes
Components of our income from continuing operations before income taxes are as follows (in thousands):

Pretax income	2009	2008	2007

U.S.	$127,504	$43,140	$11,323
Foreign	8,531	7,018	5,310

Total	$136,035	$50,158	$16,633

Components of income tax expense for continuing operations are as follows (in thousands):

Income tax expense	2009	2008	2007

Current
Federal	$40,762	$17,190	$433
State	7,173	4,166	1,796
Foreign	3,336	2,002	1,708
Deferred
Federal	931	(3,761)	6,384
State	(973)	(791)	1,270
Foreign	(32)	517	297

Total	$51,197	$19,323	$11,888

A reconciliation of income tax expense for continuing operations computed at the United States statutory rate to our provision for income taxes is as follows (in thousands):

Income tax reconciliation	2009	2008	2007

Statutory rate	$47,612	$17,556	$5,821
State taxes	4,030	2,194	1,994
Manufacturing tax incentives	(2,092)	(851)	—
Meals and entertainment	565	541	618
Foreign rate differential and other	759	80	(64)
Research and development credits	(1,214)	(917)	(1,085)
Stock-based compensation	327	738	1,098
Audit settlements and refund claim	—	(712)	(852)
Litigation settlement	—	—	4,256
Other	1,210	694	102

Total	$51,197	$19,323	$11,888

During 2009 and 2008, we recognized U.S. tax benefits related to a tax deduction for domestic manufacturing activities, which resulted in a reduction in income tax expense of $2.1 million and $0.9 million, respectively. During 2007, due to the utilization of acquired net operating loss carryforwards, we did not realize a domestic manufacturing deduction benefit.
During 2008, we recognized $0.7 million in previously unrecognized tax benefits due to the settlement of an income tax audit. During 2007, we recognized $0.9 million in previously unrecognized tax benefits due to the settlement of an income tax audit.
During 2007, we recorded litigation settlement charges of $14.3 million, primarily due to the arbitration award to the former shareholders of CryoGen, Inc. (see Note 3, Litigation Settlements), with no related tax benefit.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities at the end of 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Federal net operating loss carryforwards	$8,938	$9,618
Reserves and allowances	11,315	9,730
Workforce, patents and license	2,124	2,975
Compensation accruals	4,165	3,888
Accrued state tax and interest	2,207	1,593
Stock-based compensation	6,619	5,464
State net operating loss carryforwards and other credits	3,362	4,387
Convertible debt issuance and transaction costs	3,144	1,678
Other	2,705	1,995
Valuation allowance	—	(504)

Total deferred tax assets	44,579	40,824

Deferred tax liabilities:
Goodwill	11,076	9,685
Prepaid insurance and other	1,979	1,286
Developed technology	706	2,969
Trademarks and royalty agreements	15,545	16,397
Contingent interest on debt	62,750	47,623

Total deferred tax liabilities	92,056	77,960

Net deferred tax liability	$(47,477)	$(37,136)

On January 2, 2010, we have tax effected foreign tax loss carryforwards of approximately $0.4 million with no expiration. Realization of future tax benefits related to these net deferred assets is dependent on many factors, including the ability to generate taxable income in the related jurisdictions. We believe that future foreign income will be sufficient to realize these loss carryforwards and accordingly have not provided a valuation allowance against these assets.
We have U.S. federal tax loss carryforwards of approximately $25.5 million which are realizable under IRC Section 382. They expire between 2018 and 2026. Management believes that future taxable income will be sufficient to realize these tax loss carryforwards and has established a deferred tax asset of $8.9 million.
As of January 2, 2010, undistributed earnings of international subsidiaries of approximately $17.6 million were considered to have been reinvested indefinitely and, accordingly, we have not provided U.S. taxes on such earnings.

Changes in our unrecognized tax benefits (UTBs) are as follows:

					Unrecognized
	Gross				Income Tax
	Federal,	Accrued	Gross UTBs,	Deferred	Benefits, Net of
	State and	Interest and	including	Federal and	Deferred Federal
	Foreign	Penalties on	interest and	State Income	and State
(in thousands)	UTBs	UTBs	penalties	Tax Benefits	Benefits

Balance at December 29, 2007	$12,857	$557	$13,414	$(1,766)	$11,648
Additions for tax positions related to a prior period	2,664	145	2,809	24	2,833
Additions for tax positions related to the current period	944	—	944	(97)	847
Reductions related to the closing of Statutes of Limitations	—	—	—	—	—
Reductions related to settlements with tax authorities	(1,514)	(326)	(1,840)	246	(1,594)

Balance at January 3, 2009	14,951	376	15,327	(1,593)	13,734

Additions for tax positions related to a prior period	1,500	604	2,104	(547)	1,557
Additions for tax positions related to the current period	993	—	993	(144)	849
Reductions related to the closing of Statutes of Limitations	(182)	(36)	(218)	77	(141)
Reductions related to settlements with tax authorities	—	—	—	—	—

Balances at January 2, 2010	17,262	944	18,206	(2,207)	15,999

Less:
UTBs attributable to timing items included above	982	—	982	—	982

Total UTBs that, if recognized, would impact the effective income tax rate as of January 2, 2010	$16,280	$944	$17,224	$(2,207)	$15,017

We have classified all of our liability for unrecognized tax benefits as of January 2, 2010 as a non-current liability, as no payments are anticipated within one year. We recognize accrued interest and penalties related to unrecognized tax benefits in our tax provision in the Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. The balance of accrued interest and penalties at the reporting periods is presented in the table above.
We have no federal income tax audits under way at the current time. Our federal returns are subject to examination for 2006 and subsequent years.
State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.
We do not expect any significant change in the amount of unrecognized tax benefits during the next 12 months.
16. Subsequent Events
On February 16, 2010, we sold our Her Option® global endometrial cryoablation product line for treating excessive uterine bleeding to CooperSurgical, Inc., a subsidiary of The Cooper Companies, Inc., for $20.5 million. The final sale price is subject to adjustment based on working capital balances at the time of sale.
17. Quarterly Financial Data (unaudited; in thousands, except per share data)
The following table presents quarterly financial data for 2009 and 2008. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the unaudited quarterly results.

	2009				2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
	13 weeks	13 weeks	13 weeks	13 weeks	13 weeks	13 weeks	13 weeks	14 weeks
Net sales	$123,638	$126,388	$123,231	$146,013	$120,362	$129,797	$117,468	$134,014
Gross profit	100,296	104,780	101,947	120,036	91,372	100,612	92,605	105,955
Operating income	30,093	33,700	33,207	45,083	20,489	28,093	17,557	21,242
Net income	17,080	16,865	28,621	22,272	6,087	11,818	3,505	9,425

Net income per share:
Basic net income	$0.23	$0.23	$0.39	$0.30	$0.08	$0.16	$0.05	$0.13
Diluted net income	$0.23	$0.23	$0.38	$0.30	$0.08	$0.16	$0.05	$0.13
In the first quarter of 2009, we recorded a gain of $4.6 million related to the extinguishment of a portion of our 2036 Notes (see Note 7, Debt). Royalty income during the second quarter of 2009 decreased $1.6 million due to a one-time royalty payment of $1.5 million in 2008 related to a portion of our urinary incontinence technology acquired in 2006. In the third quarter of 2009, we recorded $17.4 million gain on the sale of our Ovion technology to Conceptus. In addition, during the third quarter of 2009 we exchanged $250.0 million of principal of 2036 Notes for $250.0 million of principal of 2041 Notes. We accounted for this transaction as an extinguishment of debt, and we recorded a pre-tax gain on extinguishment of $5.6 million (see Note 7, Debt).
During the second quarter of 2008, we recorded a charge of $1.1 million for the final negotiated settlement of distributor terminations related to the Laserscope acquisition. Royalty income during the quarter included a one-time royalty payment of $1.5 million related to a portion of our urinary incontinence technology acquired in 2006. In addition, we recorded a $1.2 million gain resulting from Iridex’s payment of receivables related to our disposal of the Laserscope aesthetics business, for which we had previously established reserves. In the third quarter of 2008, we recorded $7.5 million of one-time in-process research and development (IPR&D) charges related to a milestone payment to BioControl Medical, Ltd. (BioControl), from whom we acquired certain issued patents and other assets during 2006. Also during the quarter, other income (expense) decreased approximately $1.7 million compared to the third quarter of 2007, primarily due to the impact of fluctuations in foreign currencies, mainly the Euro, against the U.S. dollar on foreign denominated inter-company receivables and payables. Partially offsetting this fluctuation were net gains from final payments and adjustments related to our disposal of the Laserscope aesthetics business, gains on the settlement of certain derivative contracts, and income from license and milestone fees from an agreement to license one of our technologies. During the fourth quarter of 2008, we recorded an acceleration of amortization of $17.1 million related to certain developed technology intangible assets for which the carrying value of the assets exceeded the present value of our forecasted cash flows related to the technologies (see Note 5, Goodwill and Intangible Assets). Also during the fourth quarter, we recorded a gain of $5.6 million related to the extinguishment of a portion of our 2036 Notes (see Note 7, Debt).
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

Financial Statement Schedule — Schedule II — Valuation and Qualifying Accounts.
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

	Balance at	Additions charged to:					Balance at
	Beginning of	Costs and		Other			End of
	Period	Expenses		Accounts	Deductions		Period
Valuation Accounts:
Year ended December 29, 2007
Deducted from asset accounts
Allowance for doubtful accounts	$3,115	$950		$—	$967	(1)	$3,098
Allowance for obsolete inventories	$2,504	$2,487		$—	$2,103	(2)	$2,888
Allowance for sales returns	$1,816	$13,814	(4)	$—	$13,319	(3),(4)	$2,311
Year ended January 3, 2009
Deducted from asset accounts
Allowance for doubtful accounts	$3,098	$1,832		$—	$1,394	(1)	$3,536
Allowance for obsolete inventories	$2,888	$5,737		$—	$4,390	(2)	$4,235
Allowance for sales returns	$2,311	$13,664	(4)	$—	$13,398 (3),	(4)	$2,577
Year ended January 2, 2010
Deducted from asset accounts
Allowance for doubtful accounts	$3,536	$1,648		$—	$1,745	(1)	$3,439
Allowance for obsolete inventories	$4,235	$4,281		$—	$3,485	(2)	$5,031
Allowance for sales returns	$2,577	$10,996		$—	$11,434 (3)		$2,139
Qualifying Accounts:
Year ended December 29, 2007
Product liability allowance	$548	$797		$—	$450	(5)	$895
Accrued warranty expense	$2,715	$5,844	(7)	$—	$5,558 (6),	(7)	$3,001
Year ended January 3, 2009
Product liability allowance	$895	$201		$—	$316	(5)	$780
Accrued warranty expense	$3,001	$5,577	(7)	$—	$5,291 (6),	(7)	$3,287
Year ended January 2, 2010
Product liability allowance	$780	$837		$—	$627	(5)	$990
Accrued warranty expense	$3,287	$1,517		$—	$2,511	(6)	$2,293

Notes:

(1)	Uncollectable accounts written off, net of recoveries

(2)	Obsolete and excess inventory disposals

(3)	Returned product

(4)	Includes activity under capital equipment upgrade and even exchange programs, which has increased with the growth in our capital equipment business.

(5)	Product liability claims

(6)	Product warranty claims

(7)	Includes reserves and claims for product rework issues related to the Greenlight HPS® console.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2010	AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
	By	/s/ Anthony P. Bihl, III
Anthony P. Bihl, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Anthony P. Bihl, III	President and Chief Executive Officer
Anthony P. Bihl, III	(Principal Executive Officer)

/s/ Mark A. Heggestad	Executive Vice President and Chief Financial Officer
Mark A. Heggestad	(Principal Financial and Accounting Officer)

/s/ Richard B. Emmitt	Director
Richard B. Emmitt

/s/ Albert Jay Graf	Director
Albert Jay Graf

/s/ Jane E. Kiernan	Director
Jane E. Kiernan

/s/ Robert McLellan, M.D.	Director
Robert McLellan, M.D.

/s/ Christopher H. Porter, Ph.D.	Director
Christopher H. Porter, Ph.D.

/s/ D. Verne Sharma	Director
D. Verne Sharma

/s/ Thomas E. Timbie	Director
Thomas E. Timbie

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For the Year Ended January 2, 2010

Item No.	Item	Filing Method
2.1	Agreement and Plan of Merger, dated as of June 3, 2005, by and among American Medical Systems, Inc., Oak Merger Corp., Ovion Inc., Jeffrey P. Callister, and W. Stephen Tremulis, as Principal Stockholders, and Jeffrey P. Callister, as Stockholders’ Representative.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 6, 2005 (File No. 000-30733).

2.2	Asset Purchase Agreement, dated April 26, 2006, between American Medical Systems, Inc. and BioControl Medical, Ltd.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 27, 2006 (File No. 000-30733).

2.3	First Amendment to Asset Purchase Agreement, dated August 8, 2008, by and between American Medical Systems, Inc. and Bio Control Medical (B.C.M.), Ltd.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 19, 2008 (File No. 000-30733).

2.4	Agreement and Plan of Merger, dated as of May 8, 2006, by and among American Medical Systems, Inc., Xenon Merger Corp., a wholly owned subsidiary of American Medical Systems, Inc., Solarant Medical, Inc., and Warburg Pincus Equity Partners, L.P., as stockholders’ representative.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 9, 2006 (File No. 000-30733).

2.5	Asset Purchase Agreement, dated November 30, 2006, by and among American Medical Systems, Inc., Laserscope, and Iridex Corporation.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 6, 2006 (File No. 000-30733).

2.6	Asset Purchase Agreement, dated as of September 30, 2009, between American Medical Systems, Inc. and Conceptus, Inc.	Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-Q for the Fiscal Quarter Ended October 3, 2009 (File No. 000-30733).

2.7	Asset Purchase Agreement, dated as of February 16, 2010, between American Medical Systems, Inc. and CooperSurgical, Inc.	Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on February 22, 2010 (File No. 000-30733).

3.1	Second Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).

3.2	Bylaws, as amended, of the Company.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the Fiscal Year Ended January 3, 2004 (File No. 000-30733).

Item No.	Item	Filing Method
4.1	Certificate of Incorporation of the Company.	See Exhibit 3.1 above.

4.2	Bylaws, as amended, of the Company.	See Exhibit 3.2 above.

4.3	Form of Indenture for Senior Debt Securities.	Incorporated by reference to Exhibit 4.2 of the Company’s Form S-3 filed on August 12, 2009 (File No. 333-161290).

4.4	Form of Senior Debt Security.	Incorporated by reference to Exhibit 4.3 of the Company’s Form S-3 filed on August 12, 2009 (File No. 333-161290).

4.5	Form of Indenture for Subordinated Debt Securities.	Incorporated by reference to Exhibit 4.4 of the Company’s Form S-3 filed on August 12, 2009 (File No. 333-161290).

4.6	Form of Subordinated Debt Security.	Incorporated by reference to Exhibit 4.5 of the Company’s Form S-3 filed on August 12, 2009 (File No. 333-161290).

4.7	Indenture, dated as of June 27, 2006, between American Medical Systems Holdings, Inc., the Notes Guarantors (as defined therein), and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 28, 2006 (File No. 000-30733).

4.8	Form of 3 1/4% Convertible Senior Subordinated Note.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 28, 2006 (File No. 000-30733).

4.9	First Supplemental Indenture, dated as of September 6, 2006, by and between Laserscope and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 8, 2006 (File No. 000-30733).

4.10	Guarantee, dated as of September 6, 2006, made by Laserscope in favor of U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on September 8, 2006 (File No. 000-30733).

4.11	Indenture, dated as of September 21, 2009, between American Medical Systems Holdings, Inc., the Subsidiary Guarantors (as defined therein), and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 22, 2009 (File No. 000-30733).

4.12	Form of 4.00% Convertible Senior Subordinated Note due 2041.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on September 22, 2009 (File No. 000-30733).

4.13	Form of Subsidiary Guarantee entered into by each of the Subsidiary Guarantors.	Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on September 22, 2009 (File No. 000-30733).

Item No.	Item	Filing Method
10.1	Employment Agreement, dated December 18, 2006, between Mark A. Heggestad and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2006 (File No. 000-30733).

10.2	First Amendment to Employment Agreement, effective as of March 6, 2008, Mark A. Heggestad and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 3, 2009 (File No. 000-30733).

10.3	Employment Agreement, dated as of April 22, 2008, between American Medical Systems, Inc. and Anthony P. Bihl, III.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 29, 2008 (File No. 000-30733).

10.4	Employment Agreement, dated October 20, 2008, between Francois Georgelin and American Medical Systems Europe B.V.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the Fiscal Quarter Ended July 4, 2009 (File No. 000-30733).

10.5	Employment Agreement, effective as of April 1, 2009, between Joe W. Martin and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the Fiscal Quarter Ended July 4, 2009 (File No. 000-30733).

10.6	Employment Agreement, effective as of August 3, 2009, between Maximillian Fiore and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the Fiscal Quarter Ended October 3, 2009 (File No. 000-30733).

10.7	Separation Agreement, dated June 9, 2009, by and between Jan Dick and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the Fiscal Quarter Ended October 3, 2009 (File No. 000-30733).

10.8	2000 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Fiscal Quarter Ended June 28, 2003 (File No. 000-30733).

10.9	Form of Incentive Stock Option Agreement under the 2000 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.10	Form of Non-Qualified Stock Option Agreement under the 2000 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.11	Employee Stock Purchase Plan, as amended.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the Fiscal Quarter Ended October 1, 2005 (File No. 000-30733).

Item No.	Item	Filing Method
10.12	2005 Stock Incentive Plan (As Amended and Restated).	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Fiscal Quarter Ended April 4, 2009 (File No. 000-30733).

10.13	Form of Stock Option Certificate for Directors under the 2005 Stock Incentive Plan (As Amended and Restated)	Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005 (File No. 000-30733).

10.14	Form of Stock Option Certificate for Executive Officers under the 2005 Stock Incentive Plan (As Amended and Restated)	Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005 (File No. 000-30733).

10.15	Form of Notice of Amendment to Stock Option Certificate/Agreement for Executive Officers of American Medical Systems Holdings, Inc.	Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the Fiscal Quarter Ended July 2, 2006 (File No. 000-30733).

10.16	Form of Stock Option Certificate for Executive Officers under the 2005 Stock Incentive Plan (Version Modified in 2010).	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 19, 2010 (File No. 000-30733).

10.17	Form of Restricted Stock Award for Executive Officers under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 19, 2010 (File No. 000-30733).

10.18	Form of Indemnification Agreement with Executive Officers and Directors.	Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005 (File No. 000-30733).

10.19	Form of Change in Control Severance Agreement.	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2007 (File No. 000-30733).

10.20	Form of First Amendment to Change in Control Severance Agreement.	Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 3, 2009 (File No. 000-30733).

10.21	Form of Change in Control Severance Agreement (Version Modified in 2009).	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Fiscal Quarter Ended July 4, 2009 (File No. 000-30733).

Item No.	Item	Filing Method
10.22	Change in Control Severance Agreement, dated as of April 22, 2008, between American Medical Systems Holdings, Inc. and Anthony P. Bihl, III.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed April 29, 2008 (File No. 000-30733).

10.23	The American Medical Systems, Inc. Executive Severance Pay Plan.	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on February 19, 2010 (File No. 000-30733).

10.24	Summary of Director Compensation.	Filed with this Annual Report on Form 10-K.

10.25	Summary of Named Executive Officer Compensation (2009).	Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 3, 2009 (File No. 000-30733).

10.26	Summary of Named Executive Officer Compensation (2010).	Filed with this Annual Report on Form 10-K.

10.27	2010 Executive Variable Incentive Plan.	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 19, 2010 (File No. 000-30733).

10.28	Amended and Restated License Agreement, dated January 1, 2008, between American Medical Systems, Inc. and BioControl Medical, Ltd.	Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 3, 2009 (File No. 000-30733).

10.29	First Amendment to Amended and Restated License Agreement dated August 8, 2008, by and between American Medical Systems, Inc. and Bio Control Medical (B.C.M), Ltd.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed August 19, 2008 (File No. 000-30733).

10.30	Credit and Guaranty Agreement, dated as of July 20, 2006, by and among American Medical Systems, Inc., as borrower, American Medical Systems Holdings, Inc. and certain of its subsidiaries, as guarantors, CIT Capital Securities LLC, as co-lead arranger and sole bookrunner, KeyBank National Association, as co-lead arranger and syndication agent, CIT Healthcare LLC, as administrative agent and collateral agent, General Electric Capital Corporation, as documentation agent, and various lenders.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 26, 2006 (File No. 000-30733).

10.31	First Amendment to Credit and Guaranty Agreement, dated as of October 29, 2007, by and among American Medical Systems, Inc., each of the other credit parties which is a signatory thereto and CIT Healthcare LLC, as administrative agent.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 29, 2007 (File No. 000-30733).

Item No.	Item	Filing Method
10.32	Pledge and Security Agreement, dated as of July 20, 2006, between each of the grantors party thereto and CIT Healthcare LLC, as administrative agent and collateral agent.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 26, 2006 (File No. 000-30733).

10.33	Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Financing Statement, dated as of July 20, 2006, executed by American Medical Systems, Inc. to and for the benefit of CIT Healthcare LLC, as administrative agent and collateral agent.	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 26, 2006 (File No. 000-30733).

10.34	Net Lease Agreement, dated as of June 20, 2000, by and between Laserscope and Realtec Properties.	Incorporated by reference to Exhibit 10.6 of Laserscope’s Annual Report on Form 10-K filed on March 28, 2001 (File No. 000-18053).

10.35	Net Lease Agreement, dated as of October 18, 2000, by and between Laserscope and Realtec Properties.	Incorporated by reference to Exhibit 10.6A of Laserscope’s Annual Report on Form 10-K filed on March 28, 2001 (File No. 000-18053).

10.36	Settlement Agreement, dated as of August 14, 2007, by and among Iridex Corporation, American Medical Systems, Inc. and Laserscope.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 20, 2007 (File No. 000-30733).

10.37	Consent and Second Amendment to Credit and Guaranty Agreement by and among American Medical Systems, Inc., each of the other Credit Parties which is a signatory thereto and CIT Healthcare LLC.	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on August 14, 2009 (File No. 000-30733).

21.1	Subsidiaries of American Medical Systems Holdings, Inc.	Filed with this Annual Report on Form 10-K.

23.1	Consent of Ernst & Young LLP.	Filed with this Annual Report on Form 10-K.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.