Form 10-Q
period 2010-04-03
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2010-05-11
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010
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
☐ Yes    ☑ No
     As of May 4, 2010 there were 75,377,192 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 3, 2010	April 4, 2009
Net sales	$134,926	$123,638
Cost of sales	21,027	23,342

Gross profit	113,899	100,296

Operating expenses
Marketing and selling	48,197	43,348
Research and development	13,509	12,811
General and administrative	12,690	10,779
Amortization of intangibles	3,047	3,265

Total operating expenses	77,443	70,203

Operating income	36,456	30,093

Other (expense) income
Royalty income	308	933
Interest expense	(3,954)	(5,410)
Amortization of financing costs	(3,693)	(3,981)
Gain on extinguishment of debt	—	4,562
Gain on sale of non-strategic assets	7,719	—
Other (expense) income	(516)	655

Total other (expense)	(136)	(3,241)

Income before income taxes	36,320	26,852

Provision for income taxes	15,662	9,772

Net income	$20,658	$17,080

Net income per share
Basic net earnings	$0.28	$0.23
Diluted net earnings	$0.27	$0.23

Weighted average common shares used in calculation
Basic	75,117	73,691
Diluted	76,270	74,018
The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	April 3, 2010	January 2, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$22,212	$30,670
Short-term investments	37,653	19,868
Accounts receivable, net	93,390	102,590
Inventories, net	30,903	30,276
Deferred income taxes	14,036	14,870
Other current assets	8,201	6,067

Total current assets	206,395	204,341

Property, plant and equipment, net	42,866	44,120
Goodwill	683,857	690,899
Developed and core technology, net	47,748	51,631
Other intangibles, net	49,974	49,937
Other long-term assets, net	5,858	6,223

Total assets	$1,036,698	$1,047,151

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,043	$9,114
Income taxes payable	15,417	4,495
Accrued compensation expenses	21,007	29,603
Accrued warranty expense	2,203	2,293
Other accrued expenses	21,599	25,760

Total current liabilities	71,269	71,265

Long-term debt	304,314	346,229
Deferred income taxes	61,857	62,347
Long-term income taxes payable	18,516	18,206
Long-term employee benefit obligations	3,745	3,745

Total liabilities	459,701	501,792

Stockholders’ equity
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding: 75,367,367 shares at April 3, 2010 and 74,715,839 shares at January 2, 2010	754	747
Additional paid-in capital	410,489	399,468
Accumulated other comprehensive income	6,332	6,381
Retained earnings	159,422	138,763

Total stockholders’ equity	576,997	545,359

Total liabilities and stockholders’ equity	$1,036,698	$1,047,151

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	April 3, 2010	April 4, 2009
Cash flows from operating activities
Net income	$20,658	$17,080

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,524	2,438
Amortization of intangibles	3,047	3,265
Amortization of deferred financing costs	3,693	3,981
Excess tax benefit from excercise of stock options	(195)	—
Tax benefit on exercised stock option arrangements	947	22
Settlement of derivative contracts	(783)	(680)
Change in net deferred income taxes	(1,556)	1,403
Gain on extinguishment of debt	—	(4,562)
Gain on sale of non-strategic assets	(7,719)	—
Stock-based compensation	1,829	2,216

Changes in operating assets and liabilities:
Accounts receivable	5,138	2,082
Inventories	(1,042)	1,036
Accounts payable and accrued expenses	279	(2,297)
Other assets	(212)	2,224

Net cash provided by operating activities	26,608	28,208

Cash flows from investing activities
Purchase of property, plant and equipment	(1,314)	(1,108)
Net proceeds from settlement of derivative contracts	783	680
Sale of non-strategic assets, net	20,186	—
Purchase of other intangibles	(693)	—
Purchase of short-term investments	(25,041)	(18,124)
Sale of short-term investments	7,337	21,500

Net cash provided by investing activities	1,258	2,948

Cash flows from financing activities
Issuance of common stock	9,365	918
Excess tax benefit from exercise of stock options	195	—
Repurchase of convertible senior subordinated notes	—	(21,125)
Payments on senior secured credit facility	(45,719)	(8,585)

Net cash used in financing activities	(36,159)	(28,792)

Effect of currency exchange rates on cash	(165)	520

Net (decrease) increase in cash and cash equivalents	(8,458)	2,884

Cash and cash equivalents at beginning of period	30,670	11,642

Cash and cash equivalents at end of period	$22,212	$14,526

Supplemental disclosure
Cash paid for interest	$7,008	$2,562
Cash paid for taxes	$4,806	$7,218
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
We have prepared the consolidated financial statements included in this Quarterly Report on Form 10-Q without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal 2009. All amounts presented in tables are in thousands, except per share data.
These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.
We have a 52 or 53 week fiscal year ending on the Saturday nearest December 31. Accordingly, the first fiscal quarters of 2010 and 2009 are represented by the three month periods ended on April 3, 2010 and April 4, 2009, respectively.
2. Recently Issued Accounting Pronouncements
In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 will separate multiple-deliverable arrangements in more circumstances than under existing U.S. GAAP and will establish a selling price hierarchy for determining the selling price of a deliverable. In addition, it will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant, eliminate the use of the residual method for allocation, and expand on-going disclosure requirements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010 and can be applied prospectively or retrospectively. We plan to adopt this updated accounting guidance for multiple-deliverable revenue arrangements on a prospective basis for our fiscal year beginning on January 2, 2011, and the adoption is not expected to have a material impact on our consolidated financial position or results of operations.
3. Stock-Based Compensation
At April 3, 2010, the 2005 Stock Incentive Plan, as amended and restated (2005 Plan), is our one active stock-based employee compensation plan under which new awards may be granted. Awards under the 2005 Plan include incentive stock options, non-qualified option grants and restricted stock. Amounts recognized in our financial statements related to stock-based compensation were as follows:

	Three Months Ended
(in thousands)	April 3, 2010	April 4, 2009

Cost of sales	$248	$241
Marketing and selling	451	455
Research and development	285	287
General and administrative	845	1,233

Total stock-based compensation expense	$1,829	$2,216

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

Stock option activity under our 2005 Plan and 2000 Plan for the three months ended April 3, 2010 was as follows:

		Weighted average	Aggregate
	Options	exercise price	Intrinsic
	outstanding	per share	Value
			(in thousands)
Balance at January 2, 2010	7,161,545	$15.08
Granted	894,150	18.44
Exercised	(575,223)	14.72
Cancelled or expired	(233,512)	17.99

Balance at April 3, 2010	7,246,960	$15.43	$25,659

Options exercisable at April 3, 2010	3,990,195	$15.70	$13,804

The total intrinsic value of options exercised during the three months ended April 3, 2010 was $2.8 million. As of April 3, 2010, we had $17.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 2.9 years.
Restricted stock awards are granted under the 2005 Stock Incentive Plan. Restricted stock awards are subject to forfeiture if employment or service terminates prior to the release of the restrictions. Restricted stock generally vests over a three or four year period. During the vesting period, ownership of the shares cannot be transferred. Restricted stock is considered issued and outstanding at the grant date and has the same dividend and voting rights as other common stock. We recognize compensation expense for the fair value of the restricted stock grants issued based on the closing stock price on the date of grant. The 2005 Plan does not designate the specific number of shares available for restricted stock grants, as these are issued from the full pool of shares available under the plan. The option pool is reduced by two shares for each restricted share granted.
Restricted stock activity under our 2005 Plan for the three months ended April 3, 2010 was as follows:

	Unvested Shares	Weighted average
	outstanding	grant date fair value
Balance at January 2, 2010	233,525	$16.54
Granted	90,740	15.16
Vested	(19,325)	16.99
Cancelled	(5,300)	15.44

Balance at April 3, 2010	299,640	15.79

4. Earnings per Share
The following table presents information necessary to calculate basic and diluted net income per common share and common share equivalents.

	Three Months Ended
(in thousands, except per share data)	April 3, 2010	April 4, 2009
Net income	$20,658	$17,080

Weighted-average shares outstanding for basic net income per share	75,117	73,691
Dilutive effect of stock options and restricted shares	1,153	327

Adjusted weighted-average shares outstanding for diluted net income per share	76,270	74,018

Net income per share
Basic net earnings	$0.28	$0.23
Diluted net earnings	$0.27	$0.23
There were 2,275,535 weighted shares outstanding for the three month period ended April 3, 2010, that were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive. For the three month period ended April 4, 2009, there were 6,443,355 weighted shares outstanding that were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive. In addition, our convertible notes (see Note 9, Debt) were excluded from the diluted net income per share calculation for all periods presented because the conversion price was greater than the average market price of our stock during the periods.

5. Inventories
Inventories consist of the following as of April 3, 2010 and January 2, 2010:

(in thousands)	April 3, 2010	January 2, 2010

Raw materials	$8,218	$10,117
Work in process	3,940	3,399
Finished goods	22,682	21,791
Obsolescence reserve	(3,937)	(5,031)

Net inventories	$30,903	$30,276

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
Changes in the warranty balance during the three months ended April 3, 2010 and April 4, 2009 are presented below:

	Three Months Ended
(in thousands)	April 3, 2010	April 4, 2009
Balance, beginning of period	$2,293	$3,287
Provisions for warranty	334	808
Claims processed	(424)	(1,230)

Balance, end of period	$2,203	$2,865

7. Comprehensive Income
Comprehensive income is the sum of net income as reported and other comprehensive income (loss). Other comprehensive income (loss) resulted from foreign currency translation adjustments, gains on derivative instruments qualifying as hedges, and gains on available-for-sale investments. For more information on derivatives, see Note 11, Derivative Instruments and Hedging Activities. Comprehensive income for the three months ended April 3, 2010 and April 4, 2009 was:

	Three Months Ended
(in thousands)	April 3, 2010	April 4, 2009

Net income	$20,658	$17,080

Foreign currency translation loss, net of taxes of $15 and $60, respectively	(1,431)	(1,374)
Fair value adjustment on derivatives designated as cash flow hedges, net of taxes of ($610) and ($164), respectively	1,008	271
Reclassification adjustments on cash flow hedges settled and included in net income, net of tax of ($136) and ($119), respectively	225	197
Unrealized gain on available-for-sale securities, net of taxes of ($90) and ($12), respectively	149	20

Comprehensive income	$20,609	$16,194

The after-tax components of accumulated other comprehensive income (loss) as of April 3, 2010 and January 2, 2010, were as follows:

	Net Unrealized
	(Loss) on
	Derivative			Net Unrealized Gain
	Instruments	Post-retirement	Foreign Currency	on	Total Accumulated
	Qualifying as	Plan Liability	Translation	Available-for-sale	Other Comprehensive
(in thousands)	Hedges	Adjustment	Adjustment	Investments	Income

Balance at January 2, 2010	$(1,289)	$(24)	$7,500	$194	$6,381

Balance at April 3, 2010	$(56)	$(24)	$6,069	$343	$6,332

8. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three month period ending April 3, 2010 were:

Three Months Ended
(in thousands)	April 3, 2010

Goodwill, beginning of the period	$690,899
Allocation of goodwill to sale of non-strategic assets	$(6,400)
Effect of currency translation	(642)

Goodwill, end of the period	$683,857

During the first quarter of 2010, we sold the Her Option® Global Endometrial Ablation product line for $20.5 million and used the proceeds to pay down our debt. The final sale price is subject to adjustment based on working capital balances at the time of sale. We allocated a portion of our goodwill to the sale based on the relative fair value of the Her Option® product line and our remaining business. The consideration, less goodwill, the carrying value of tangible and intangible assets and related disposal costs resulted in a pre-tax gain of $7.7 million, which is included in “gain on sale of non-strategic assets” in the Consolidated Statements of Operations. As the majority of the goodwill that was allocated to the Her Option® product line had no tax basis, we recorded a $5.1 million tax provision against the gain resulting in an effective tax rate of 65.7 percent of the gain on sale of Her Option®.
The following table provides additional information concerning intangible assets:

	April 3, 2010			January 2, 2010
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	value	amount	amortization	value

Developed and core technology	$132,953	$(85,205)	$47,748	$137,553	$(85,922)	$51,631

Other intangibles
Amortized
Patents	11,051	(9,448)	1,603	11,510	(9,693)	1,817
Licenses	16,537	(9,296)	7,241	15,913	(9,034)	6,879
Trademarks	2,233	(1,903)	330	2,208	(1,767)	441

Total amortized other intangible assets	29,821	(20,647)	9,174	29,631	(20,494)	9,137

Unamortized
Trademarks	40,800	—	40,800	40,800	—	40,800

Total other intangibles	70,621	(20,647)	49,974	70,431	(20,494)	49,937

Total intangible assets	$203,574	$(105,852)	$97,722	$207,984	$(106,416)	$101,568

The estimated amortization expense for currently-owned intangibles, as presented above, for the years 2010 through 2014 is $11.9 million, $11.2 million, $9.0 million, $9.0 million and $6.8 million, respectively.
During the second quarter of 2009, we purchased a license for the exclusive rights to certain patents through the year 2018 for $9.0 million, of which $6.6 million has been paid as of April 3, 2010, and the remaining $2.4 million is structured to be paid out within approximately two years, in quarterly intervals. All payments related to the patents are included in licenses and will be amortized over 8.0 years, which is the remaining useful life of the patents.

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
The six-year senior secured Credit Facility consists of (i) term loan debt and (ii) a revolving credit facility of up to $65.0 million which is available to fund ongoing working capital needs, including future capital expenditures and permitted acquisitions. As of April 3, 2010 and January 2, 2010, there were $79.6 million and $125.3 million, respectively, of term loans outstanding under the Credit Facility.
At our option, term loans under the Credit Facility (other than swing line loans) bear interest at a variable rate based on LIBOR or an alternative variable rate based on the greater of the prime rate or the federal funds effective rate plus 0.5 of 1.0 percent (Federal Funds Rate) plus an applicable margin. The applicable margin for term loans based on LIBOR is 2.25 percent per annum, while the applicable margin for term loans based on the prime rate or the Federal Funds Rate is 1.25 percent per annum. As of April 3, 2010, all debt under the Credit Facility had a variable interest rate based on the LIBOR index. The applicable margin for loans under the revolving credit facility is determined by reference to our total leverage ratio, as defined in the Credit Facility. In addition to initial Credit Facility fees and reimbursement of agent expenses, we are obligated to pay commitment fees on the revolving credit facility.
The term loans amortize 1.0 percent of the current principal balance quarterly from December 2006 through September 2011 and the remaining 95 percent will amortize December 2011 through July 2012. In addition, mandatory prepayments are due under the Credit Facility equal to (i) 50 percent of Excess Cash Flow (defined generally as net income, plus depreciation and amortization and other non-cash charges including in-process research and development (IPR&D), plus decreases or minus increases in working capital, minus capital expenditures (to the extent not financed) and amortization payments with respect to the term loan, and any other indebtedness permitted under the loan documents), (ii) 100 percent of the net proceeds of any asset sale (subject to a limited reinvestment option and a $2.5 million exception), (iii) 100 percent of the net proceeds of any debt (including convertible securities) or preferred stock issuance, and (iv) 50 percent of the net proceeds of any other equity issuance. Amounts due under the Credit Facility may also be voluntarily prepaid without premium or penalty.
During the first quarter of 2010, we sold the Her Option® product line for $20.5 million and used the proceeds to pay down our debt. Total amortization and other prepayments of $45.7 million and $8.6 million were made during the three months ended April 3, 2010 and April 4, 2009, respectively.
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

Fees of $10.5 million are classified as debt discount and are being accreted to amortization of financing costs using the effective interest method over a six year period. Additional debt issuance costs of approximately $2.4 million are recorded as other long term assets and are being amortized over six years using the straight-line method. Upon payment of the prepayments described above, a pro rata portion of the related fees and debt issuance costs of $0.7 million and $0.2 million was immediately charged to amortization of financing costs in three months ended April 3, 2010 and April 4, 2009, respectively.
Amendment of Credit Facility
On August 12, 2009, we entered into a Consent and Second Amendment to our Credit Facility, which allowed us to exchange a portion of our existing convertible senior subordinated notes for new convertible senior subordinated notes as discussed below. On October 29, 2007, we entered into a First Amendment of our Credit Facility to modify certain financial covenant ratios as defined in the Credit Facility (the First Amendment). Pursuant to the terms of the First Amendment, certain of the financial tests and covenants provided in Section 6.8 of the Credit Facility were amended and restated, including the interest coverage ratio, the total leverage ratio, the fixed charge coverage ratio, and the prior year maximum consolidated capital expenditures.
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
In March 2009, we repurchased 2036 Notes with a principal amount of $27.3 million in exchange for a cash payment of $21.1 million. In connection with this transaction, we recorded a pre-tax gain on extinguishment of debt of $4.6 million in the three months ended April 4, 2009.
On September 21, 2009, we exchanged $250.0 million in principal of the 2036 Notes for $250.0 million in principal of new convertible senior subordinated notes with a stated maturity of September 15, 2041 (the 2041 Notes). Further information on the 2041 Notes is provided following this section.
We separately account for the liability and equity components of our 2036 Notes in a manner that reflects our nonconvertible borrowing rate. The equity component of our 2036 Notes was $45.4 million as of April 3, 2010 and January 2, 2010, and is recorded in additional paid-in capital. As of April 3, 2010, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $62.0 million, $10.8 million and $51.2 million, respectively. The unamortized discount will be amortized over a remaining period of 3.2 years and the amortization expense is included in “amortization of financing costs” on the Consolidated Statements of Operations. As of January 2, 2010, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $62.0 million, $11.5 million and $50.5 million, respectively. The effective interest rate on the liability component was 9.5% for each of the three months ended April 3, 2010 and April 4, 2009. During the three months ended April 3, 2010, we recognized $0.5 million of interest expense representing the contractual interest coupon on our 2036 Notes, and $0.7 million of amortization expense related to the discount on the liability component. During the three months ended April 4, 2009, we recognized $2.7 million of interest expense representing the contractual interest coupon on our 2036 Notes, and $3.4 million of amortization expense related to the discount on the liability component.
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
The equity component of our 2041 Notes was $76.4 million as of April 3, 2010 and January 2, 2010, and is recorded in additional paid-in capital. As of April 3, 2010, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $250.0 million, $74.7 million and $175.3 million, respectively. The unamortized discount will be amortized over a remaining period of 6.5 years and the amortization expense is included in “amortization of financing costs” on the Consolidated Statements of Operations. As of January 2, 2010, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $250.0 million, $76.7 million and $173.3 million, respectively. The effective interest rate on the liability component was 10.2% for the three months ended April 3, 2010. During the three months ended April 3, 2010, we recognized $2.5 million of interest expense representing the contractual interest coupon on our 2041 Notes, and $2.0 million of amortization expense related to the discount on the liability component.
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
If certain conditions are met, we will have the right to redeem for cash all or a portion of the 2041 Notes on or after September 15, 2016 at specified redemption prices as provided in the Indenture plus accrued and unpaid interest and contingent interest. Holders of the 2041 Notes may require us to purchase all or a portion of their 2041 Notes for cash on September 15, 2016 or in the event of a designated event or change, at a purchase price equal to 100 percent of the principal amount of the 2041 Notes to be repurchased plus accrued and unpaid interest and contingent interest.
Supplemental Guarantor Information
The 2036 Notes and the 2041 Notes (Convertible Notes) are fully and unconditionally guaranteed on an unsecured senior subordinated basis by four of our significant domestic subsidiaries: American Medical Systems, Inc., AMS Sales Corporation, AMS Research Corporation and Laserscope (the Guarantor Subsidiaries). Each of the subsidiary guarantors is 100 percent owned by us. The guarantees are joint and several, and are subordinated in right of payment to the guaranteed obligations of our significant domestic subsidiaries under our senior Credit Facility.
The following supplemental condensed consolidating financial information presents the statements of operations for each of the three month periods ended April 3, 2010 and April 4, 2009, the balance sheets as of April 3, 2010 and January 2, 2010, and the statements of cash flows for each of the three month periods ended April 3, 2010 and April 4, 2009, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group. In the condensed consolidating financial statements, we and the Guarantor Subsidiaries account for investment in wholly-owned subsidiaries using the equity method.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended April 3, 2010
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$122,858	$29,667	$(17,599)	$134,926

Cost of sales	—	20,575	17,337	(16,885)	21,027

Gross profit	—	102,283	12,330	(714)	113,899

Operating expenses
Marketing and selling	—	37,660	10,537	—	48,197
Research and development	—	13,515	(6)	—	13,509
General and administrative	—	12,690	—	—	12,690
Amortization of intangibles	—	3,047	—	—	3,047

Total operating expenses	—	66,912	10,531	—	77,443

Operating income	—	35,371	1,799	(714)	36,456

Other (expense) income
Royalty income	—	308	—	—	308
Interest expense	(3,011)	(936)	(31)	24	(3,954)
Amortization of financing costs	(2,878)	(815)	—	—	(3,693)
Gain on sale of non-strategic assets	—	7,719	—	—	7,719
Other (expense)	—	(262)	(220)	(34)	(516)

Total other (expense) income	(5,889)	6,014	(251)	(10)	(136)

(Loss) income before income taxes	(5,889)	41,385	1,548	(724)	36,320

Provision for income taxes	(2,220)	17,601	554	(273)	15,662
Equity in earnings of subsidiary	24,778	994	—	(25,772)	—

Net income (loss)	$21,109	$24,778	$994	$(26,223)	$20,658

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended April 4, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$111,551	$27,298	$(15,211)	$123,638

Cost of sales	—	23,606	15,035	(15,299)	23,342

Gross profit	—	87,945	12,263	88	100,296

Operating expenses
Marketing and selling	—	33,898	9,450	—	43,348
Research and development	—	12,786	25	—	12,811
General and administrative	—	10,779	—	—	10,779
Amortization of intangibles	—	3,265	—	—	3,265

Total operating expenses	—	60,728	9,475	—	70,203

Operating income	—	27,217	2,788	88	30,093

Other (expense) income
Royalty income	—	933	—	—	933
Interest expense	(2,701)	(2,696)	(63)	50	(5,410)
Amortization of financing costs	(3,470)	(511)	—	—	(3,981)
Gain on extinguishment of debt	4,562	—	—	—	4,562
Other income (expense)	—	890	(167)	(68)	655

Total other (expense) income	(1,609)	(1,384)	(230)	(18)	(3,241)

(Loss) income before income taxes	(1,609)	25,833	2,558	70	26,852

Provision for income taxes	(607)	9,463	890	26	9,772
Equity in earnings of subsidiary	18,038	1,668	—	(19,706)	—

Net income	$17,036	$18,038	$1,668	$(19,662)	$17,080

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of April 3, 2010
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$10,669	$11,543	$—	$22,212
Short-term investments	23,839	13,584	230	—	37,653
Accounts receivable, net	613,841	50,717	28,724	(599,892)	93,390
Inventories, net	—	28,473	7,623	(5,193)	30,903
Deferred income taxes	—	13,048	988	—	14,036
Other current assets	—	6,641	1,560	—	8,201

Total current assets	637,680	123,132	50,668	(605,085)	206,395

Property, plant and equipment, net		41,527	1,339	—	42,866
Goodwill	—	621,793	86,085	(24,021)	683,857
Developed and core technology, net	—	47,748	—	—	47,748
Other intangibles, net	—	49,974	—	—	49,974
Investment in subsidiaries	218,127	44,384	—	(262,511)	—
Other long-term assets, net	4,945	675	238	—	5,858

Total assets	$860,752	$929,233	$138,330	$(891,617)	$1,036,698

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$(2,027)	$556,891	$73,065	$(616,886)	$11,043
Accrued compensation expenses	—	17,092	3,915	—	21,007
Accrued warranty expense	—	2,208	(5)	—	2,203
Income taxes payable	(1,161)	15,985	593	—	15,417
Other accrued expenses	1,056	17,227	3,316	—	21,599

Total current liabilities	(2,132)	609,403	80,884	(616,886)	71,269

Non-current liabilities
Long-term debt	226,560	77,754	—	—	304,314
Intercompany loans payable	—	—	12,220	(12,220)	—
Deferred income taxes	59,327	1,688	842	—	61,857
Long-term income taxes payable	—	18,516	—	—	18,516
Long-term employee benefit obligations	—	3,745	—	—	3,745

Total non-current liabilities	285,887	101,703	13,062	(12,220)	388,432

Total liabilities	283,755	711,106	93,946	(629,106)	459,701

Stockholders’ equity
Common stock	754	—	128	(128)	754
Additional paid-in capital	410,489	3,424	57,659	(61,083)	410,489
Accumulated other comprehensive income	6,332	1,180	5,858	(7,038)	6,332
Retained earnings (deficit)	159,422	213,523	(19,261)	(194,262)	159,422

Total stockholders’ equity	576,997	218,127	44,384	(262,511)	576,997

Total liabilities and stockholders’ equity	$860,752	$929,233	$138,330	$(891,617)	$1,036,698

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

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Three Months Ended April 3, 2010
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(9,560)	$38,434	$(2,266)	$—	$26,608

Cash flows from investing activities
Purchase of property, plant and equipment	—	(1,283)	(31)	—	(1,314)
Net proceeds from settlement of derivative contracts	—	783	—	—	783
Sale of non-stragic assets, net	—	20,186	—	—	20,186
Purchase of other intangibles	—	(693)	—	—	(693)
Purchase of short-term investments		(25,012)	(29)	—	(25,041)
Sale of short-term investments	—	7,000	337	—	7,337

Net cash provided by investing activities	—	981	277	—	1,258

Cash flows from financing activities
Issuance of common stock	9,365	—	—	—	9,365
Excess tax benefit from exercise of stock options	195	—	—	—	195
Payments on senior secured credit facility	—	(45,719)	—	—	(45,719)

Net cash provided by (used in) financing activities	9,560	(45,719)	—	—	(36,159)

Effect of exchange rates on cash	—	—	(165)	—	(165)

Net decrease in cash and cash equivalents	—	(6,304)	(2,154)	—	(8,458)

Cash and cash equivalents at beginning of period	—	16,973	13,697	—	30,670

Cash and cash equivalents at end of period	$—	$10,669	$11,543	$—	$22,212

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes our financial assets measured at fair value on a recurring basis as of April 3, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
Description	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Money market funds	$36,516	$—	$—
Available-for-sale securities	907	—	—
Other short-term investments	—	230	—
Derivatives	—	1,041	—

Total	$37,423	$1,271	$—

Liabilities
Derivatives	$—	$1,253	$—

Money market funds: Our money market funds are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy because the money market funds are valued using quoted market prices in active markets.
Available-for-sale securities: As of April 3, 2010, our available-for-sale securities included unregistered common stock of Iridex Corporation. These securities are valued using quoted market prices multiplied by the number of shares owned.
Other short-term investments: Other short-term investments consist of short-term bonds. Investments for which quoted market prices are available are categorized as Level 1 in the fair value hierarchy. For the remaining investments, which have maturities of three months or less, the carrying amount is a reasonable estimate of fair value and these have been classified as Level 2.
Derivatives: The total fair value of various interest rate swap contracts as of April 3, 2010 is a liability of $0.1 million, reported in other accrued expenses. The fair value of various foreign exchange forward contracts as of April 3, 2010 includes assets of $1.0 million, reported in other current assets, and liabilities of $1.2 million, reported in other accrued expenses. We measure our derivatives at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the fair value hierarchy. Refer to Note 11, Derivative Instruments and Hedging Activities, for more information regarding our derivatives.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements of nonfinancial assets and liabilities are primarily used in the impairment analysis of goodwill and other intangible assets. We review goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, or as circumstances indicate the possibility of impairment. During the three months ended April 3, 2010, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Fair Value of Debt
The fair value of the Convertible Notes (see Note 9, Debt) was estimated using quoted market prices. The fair value of the Credit Facility was estimated using a discounted cash flow analysis based on our current estimated incremental borrowing rate for a similar borrowing arrangement.
The following table summarizes the principal outstanding and estimated fair values of our long-term debt, including current maturities (in thousands):

	April 3, 2010		January 2, 2010
	Principal /		Principal /
	Carrying Value	Fair Value	Carrying Value	Fair Value
2036 Notes (principal)	$61,985	$68,061	$61,985	$70,270
2041 Notes (principal)	250,000	294,953	250,000	304,983
Credit Facility (carrying value)	79,588	78,378	125,307	123,230

	$391,573	$441,392	$437,292	$498,483

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
The interest rate swap contracts outstanding at April 3, 2010 are designated as cash flow hedges of the floating rate interest payments for a portion of our borrowings under the Credit Facility. The portion of borrowings subject to these swap contracts declines over time, ranging from $60.0 million to $30.0 million. These contracts have remaining terms between one and five months. In addition, we have foreign currency exchange forward contract derivatives outstanding at April 3, 2010 which are designated as cash flow hedges of currency fluctuations for a portion of our forecasted sales to certain subsidiaries, denominated in Euros, British pounds, Canadian dollars and Australian dollars. These contracts have remaining terms between one and twenty months. The notional amount of the foreign exchange forward contracts designated as cash flow hedges was $52.6 million and $48.4 million at April 3, 2010 and January 2, 2010, respectively. We have also entered into foreign exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on certain inter-company receivables denominated in Euros, Canadian dollars and Australian dollars. These contracts are not designated as an accounting hedge, and the notional amount of these contracts at April 3, 2010 and January 2, 2010 was $22.1 million and $10.9 million, respectively. The associated underlying transactions are expected to occur within the next month.
The effective portion of the change in fair value of the interest rate swaps and foreign currency exchange contracts is reported in accumulated other comprehensive income, a component of stockholders’ equity, and is being recognized as an adjustment to interest expense or other (expense) income, respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivatives. Gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings when incurred. No ineffectiveness was recognized during the three months ended April 3, 2010 or April 4, 2009. Amounts due from counterparties (unrealized hedge gains) or owed to counterparties (unrealized hedge losses) are included in accounts receivable, net or other accrued expenses, respectively. Cash receipts or payments related to our derivatives are generally classified in the Consolidated Statements of Cash Flows as cash flows from operating activities, consistent with the related items being hedged, unless the derivative is not designated as a hedge or if hedge accounting is discontinued, in which case the receipts or payments are classified as cash flows from investing activities.
Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets is presented in the table below.

	Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	April 3, 2010		January 2, 2010		April 3, 2010		January 2, 2010
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Other current assets	$—	Other current assets	$—	Other accrued expenses	$98	Other accrued expenses	$299
Foreign exchange forward contracts	Other current assets	1,034	Other current assets	—	Other accrued expenses	1,155	Other accrued expenses	1,650

Total derivatives designated as hedging instruments		$1,034		$—		$1,253		$1,949

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$7	Other current assets	$10	Other accrued expenses	$—	Other accrued expenses	$—

Total derivatives not designated as hedging instruments		$7		$10		$—		$—

Total derivatives		$1,041		$10		$1,253		$1,949

At April 3, 2010, approximately $0.1 million of the existing loss on the interest rate swap contracts designated as a cash flow hedge, approximately $1.0 million of the existing gain on the foreign exchange forward contracts designated as a cash flow hedge that are in an asset position, and approximately $1.0 million of the existing loss on the foreign exchange forward contracts designated as a cash flow hedge that are in a liability position, all of which are included in accumulated other comprehensive income, are expected to be reclassified into earnings within the next twelve months.
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

The Effect of Derivative Instruments on the Consolidated Statement of Operations
for the Three Months Ended April 3, 2010 and April 4, 2009
(in thousands)

			Location of Gain
Derivatives in	Amount of Gain (Loss)		(Loss) Reclassified	Amount of Gain (Loss) Reclassified
Cash Flow	Recognized in OCI on Derivatives		from Accumulated	from Accumulated OCI into Income
Hedging	(Effective Portion)		OCI into Income	(Effective Portion)
Relationships	April 3, 2010	April 4, 2009	(Effective Portion)	April 3, 2010	April 4, 2009
Interest rate swap contracts	$197	$628	Interest expense	$(219)	$(1,033)
Foreign exchange contracts	1,782	124	Other (expense) income	(142)	717

Total	$1,979	$752		$(361)	$(316)

Derivatives not	Location of Gain (Loss)	Amount of Gain (Loss) Recognized
Designated as	Recognized in Income	in Income on Derivatives
Hedging Instruments	on Derivatives	April 3, 2010	April 4, 2009
Foreign exchange contracts	Other (expense) income	$282	$353
12. Industry Segment Information and Foreign Operations
Since our inception, we have operated in the single industry segment of developing, manufacturing, selling and marketing medical devices.
We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia and South America, who then sell the products to medical institutions. No customer or distributor accounted for ten percent or more of net sales during the three month periods ended April 3, 2010 or April 4, 2009. Foreign subsidiary sales are predominantly to customers in Western Europe, Canada, Australia and Brazil and our foreign subsidiary assets are located in the same countries.
The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets accounted for more than ten percent of consolidated net sales or consolidated long-lived assets.

	Three Months Ended
(in thousands)	April 3, 2010	April 4, 2009
United States
Net sales	$98,310	$89,670
Long-lived assets	813,153	828,389

International
Net sales	36,616	33,968
Long-lived assets	17,150	16,204

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Any statements not of historical fact may be considered forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from those expressed in such forward-looking statements as a result of many factors, including, but not limited to, those discussed under the heading “Forward-Looking Statements” at the end of this item of the report.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues, and expenses and (2) the related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates, including but not limited to, those related to accounts receivable and sales return obligations, inventories, long-lived assets, warranty, legal contingencies, valuation of share-based payments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The critical accounting policies that are most important in fully understanding and evaluating the financial condition and results of operations are discussed in our Form 10-K for the year ended January 2, 2010.
Overview
We are a world leader in developing and delivering innovative medical technology solutions to physicians treating men’s and women’s pelvic health conditions, thereby recognized as a technology leader in the markets we serve. Our growth is fueled by a robust pipeline of innovative products for significant, under-penetrated markets. We have a diverse product portfolio, which treats men’s incontinence, erectile dysfunction, and benign prostatic hyperplasia (BPH), and treats women’s incontinence and pelvic floor prolapse. We estimate there are as many as 1.6 billion incidences of these conditions in the global markets we serve, with many people suffering from multiple conditions. Treatment options for these conditions vary considerably depending on the severity of the condition. Approximately 350 million of these men and women have conditions sufficiently severe so as to profoundly diminish their quality of life and significantly impact their relationships. Our addressable market is contained within this group of patients. Our product development and acquisition strategies have focused on expanding our product offering for surgical solutions, including less-invasive solutions for surgeons and their patients. Our primary physician customers include urologists, gynecologists, urogynecologists and colorectal surgeons.
Our net sales grew from $123.6 million in the first quarter of 2009 to $134.9 million in the first quarter of 2010. In the first quarter of 2010, men’s health contributed $64.5 million, or 48 percent of total net sales, BPH therapy contributed $25.9 million, or 19 percent of total net sales, and women’s health contributed $42.7 million, or 32 percent of total net sales, with the remaining one percent of revenue generated in the first quarter from the uterine health product line.
We are making additional investments to continue to grow our business and expand the market globally. In the first quarter of 2010, we selectively increased our sales organization in support of geographic expansion and long-term growth. We plan to make investments to strengthen our marketing, physician training, and regulatory functions outside the U.S., and moved forward in establishing the management and market development structure to prepare for the launch of our business in Japan, with the hiring of a Japan country manager in the first quarter of 2010.
Our continued focus on managing our working capital, cost controls, and driving operating leverage throughout our business continues to provide positive results. We generated net income of $20.7 million in the first quarter of 2010, compared to $17.1 million in the first quarter of 2009. Cash provided by operating activities totaled $26.6 million and $28.2 million in the first quarter of 2010 and the first quarter of 2009, respectively. We also retired $45.7 million and $35.9 million of debt in the first quarter of 2010 and the first quarter of 2009, respectively.
Based on our areas of competitive strength, our strategy is to expand the reach of our products and address unmet needs in both established and new pelvic health markets. We determined our female sterilization assets and technology (Ovion technology) and our Her Option® global endometrial cryoablation product line did not fit our long-term strategy. During the third quarter of 2009, we sold our Ovion technology for $23.6 million (see our Annual Report on Form 10-K for fiscal 2009, Notes to Consolidated Financial Statements — No. 5, Goodwill and

Intangible Assets). In February of 2010, we sold the Her Option® product line for $20.5 million (see Notes to Consolidated Financial Statements — No. 8, Goodwill and Intangible Assets). We used the net proceeds from these sales to pay down our debt. The sale of these non-strategic assets will allow us to concentrate our efforts and resources on improving and expanding the global reach of our products to restore quality of life to men and women through our innovative, life-changing solutions.
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
Results of Operations
The following table provides product category and geography details of our net sales for the three month period ended April 3, 2010 compared to the three month period ended April 4, 2009.

	Three Months Ended
(in thousands)	April 3, 2010	April 4, 2009	$ Increase	% Increase

Net Sales
Men’s health	$64,480	$59,459	$5,021	8.4%
BPH therapy	25,911	25,389	522	2.1%
Women’s health	42,748	36,300	6,448	17.8%
Uterine health (a)	1,787	2,490	(703)	-28.2%

Total	$134,926	$123,638	$11,288	9.1%

Geography
United States	$96,523	$87,180	$9,343	10.7%
United States — Uterine health (a)	1,787	2,490	(703)	-28.2%
International	36,616	33,968	2,648	7.8%

Total	$134,926	$123,638	$11,288	9.1%

	Three Months Ended
	April 3, 2010	April 4, 2009

Percent of net sales
Men’s health	47.8%	48.1%
BPH therapy	19.2%	20.5%
Women’s health	31.7%	29.4%
Uterine health (a)	1.3%	2.0%

Total	100.0%	100.0%

Geography
United States	72.9%	72.5%
International	27.1%	27.5%

Total	100.0%	100.0%

(a)	The uterine health product line, Her Option ® was sold in February, 2010. Net sales in the first quarter of 2010 consist of end-customer net sales earned prior to the date of sale, in addition to net sales earned as part of the product supply agreement, which is part of the divestiture agreement with CooperSurgical, Inc.

The following table compares revenue, expense, and other income (expense) for the three months ended April 3, 2010 and April 4, 2009:

	Three Months Ended		$ Increase	% Increase
(in thousands)	April 3, 2010	April 4, 2009	(Decrease)	(Decrease)

Net sales	$134,926	$123,638	$11,288	9.1%

Cost of sales	21,027	23,342	(2,315)	-9.9%

Gross profit	113,899	100,296	13,603	13.6%

Operating expenses
Marketing and selling	48,197	43,348	4,849	11.2%
Research and development	13,509	12,811	698	5.4%
General and administrative	12,690	10,779	1,911	17.7%
Amortization of intangibles	3,047	3,265	(218)	-6.7%

Total operating expenses	77,443	70,203	7,240	10.3%

Operating income	36,456	30,093	6,363	21.1%

Royalty income	308	933	(625)	-67.0%
Interest expense	(3,954)	(5,410)	(1,456)	-26.9%
Amortization of financing costs	(3,693)	(3,981)	(288)	-7.2%
Gain on extinguishment of debt	—	4,562	(4,562)	n/a
Gain on sale of non-strategic assets	7,719	—	7,719	n/a
Other (expense) income	(516)	655	(1,171)	n/a

Income before taxes	36,320	26,852	9,468	35.3%

Provision for income taxes	15,662	9,772	5,890	60.3%

Net income	$20,658	$17,080	$3,578	20.9%

	Percent of Sales
	For the Three Months Ended
	April 3, 2010	April 4, 2009

Net sales	100.0%	100.0%
Cost of sales	15.6%	18.9%

Gross profit	84.4%	81.1%

Operating expenses
Marketing and selling	35.7%	35.1%
Research and development	10.0%	10.4%
General and administrative	9.4%	8.7%
Amortization of intangibles	2.3%	2.6%

Total operating expenses	57.4%	56.8%

Operating income	27.0%	24.3%

Royalty income	0.2%	0.8%
Interest expense	-2.9%	-4.4%
Amortization of financing costs	-2.7%	-3.2%
Gain on extinguishment of debt	0.0%	3.7%
Gain on sale of non-strategic assets	5.7%	0.0%
Other (expense) income	-0.4%	0.5%

Income before taxes	26.9%	21.7%

Provision for income taxes	11.6%	7.9%

Net income	15.3%	13.8%

Comparison of the Three Months Ended April 3, 2010 to the Three Months Ended April 4, 2009
Net sales. Net sales of $134.9 million in the first quarter of 2010 represented an increase of 9.1 percent compared to $123.6 million in the first quarter of 2009. The weakening of the U.S. dollar in first quarter of 2010, as compared to the first quarter of 2009, increased revenue approximately $2.6 million, or 2.0 percentage points. Growth in our business continues to be driven by the success of innovative products, particularly our Men’s health erectile restoration products, and our Elevate® anterior pelvic floor repair product.
Men’s health products. Net sales of men’s health products increased 8.4 percent to $64.5 million in the first quarter of 2010 compared to $59.5 million in the first quarter of 2009. This includes the positive impact of foreign currency exchange rates of approximately $1.3 million, or 2.2 percentage points. The largest portion of this increase was due to our erectile restoration products, in particular the AMS 700® MS™, experiencing significant growth compared to the first quarter of 2009. Our male continence product line experienced minimal growth in the first quarter of 2010 compared to the first quarter of 2009.
BPH therapy products. Net sales from BPH therapy products increased 2.1 percent to $25.9 million in the first quarter of 2010 compared to $25.4 million in the same period in 2009. This includes the positive impact of foreign currency exchange rates of approximately $0.5 million, or 2.1 percentage points. We experienced an increase in GreenLight™ fiber sales in the first quarter of 2010 compared to the first quarter of 2009. The increase in fiber sales was offset by a decline in laser console sales, mainly in our international markets, as this area of our business is more directly impacted by economic pressures on hospital capital purchases.
Women’s health products. Net sales of our women’s health products increased 17.8 percent to $42.7 million in the first quarter of 2010 compared to $36.3 million in the first quarter of 2009. This includes the positive impact of foreign currency exchange rates of approximately $0.7 million, or 2.0 percentage points. We experienced strong growth in our pelvic floor repair product line driven by the new Elevate® anterior pelvic floor repair product that was launched in mid-2009. The female continence product line contributed modest sales growth in dollars and units over the same period in 2009, driven by the MiniArc® Single-Incision Sling.
Uterine health products. We sold the Her Option® Global Endometrial Ablation product line on February 16, 2010 (see Notes to Consolidated Financial Statements — No. 8, Goodwill and Intangible Assets), and thus the first quarter of 2010 includes approximately six weeks of end-customer net sales from that product in addition to revenue of approximately $0.6 million from the product supply agreement that is part of the divestiture agreement. We estimate the product supply agreement will result in approximately $1.5 to $3.0 million in sales during fiscal year 2010.
Net sales by geography and foreign exchange effects. Net sales in the United States increased 9.6 percent to $98.3 million in the first quarter of 2010 compared to $89.7 million in the first quarter of 2009. This growth was led by our men’s health erectile restoration products and our women’s health pelvic floor repair products. International net sales increased 7.8 percent to $36.6 million in the first quarter of 2010 compared to $34.0 million in the first quarter of 2009, almost entirely as a result of the positive impact of 7.5 percentage points due to foreign currency exchange rate changes, with the weakening of the U.S. dollar. International sales represented 27.1 percent and 27.5 percent of our total net sales in the first quarter of 2010 and the first quarter of 2009, respectively.
Gross profit. Gross profit improved to 84.4 percent of sales in the first quarter of 2010, from 81.1 percent in the first quarter of 2009. We realized higher margins through a combination of factors, primarily the impact of ongoing quality and cost reduction programs as well as the positive impact from product and geographic mix compared to the first quarter of 2009. Margins also increased due to improved reliability on our laser therapy products, which resulted in lower warranty and service costs. Future gross profit will continue to depend upon product and geographic mix, production levels, labor costs, raw material costs and our ability to manage overhead costs.
Marketing and selling. Marketing and selling expenses increased to 35.7 percent of revenue in the first quarter of 2010 from 35.1 percent in the first quarter of 2009. This is mainly due to our increase in selling expenses, the result of additional headcount and product evaluation expenses and marketing investments to support geographic expansion.
Research and development. Research and development includes costs to develop and improve current and potential future products plus the costs for regulatory and clinical activities for these products. Research and development expenses as a percentage of revenue was 10.0 percent in the first quarter of 2010, which is consistent with 10.4 percent in the same period of 2009. These ratios are in line with our long-term goal of spending approximately ten percent of sales on research and development.
General and administrative. General and administrative expenses as a percentage of sales increased to 9.4 percent in the first quarter of 2010 compared to 8.7 percent in the same period of 2009. This increase is primarily the result of patent litigation costs incremental to the quarter, in addition to incentive compensation related to the strong financial performance in the first quarter of 2010 and certain employee benefit costs not expected to reoccur. Our objective remains to leverage general and administrative expense as a percentage of sales.
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. The first quarter of 2010 reflects a slight decrease in amortization expense over the same period of 2009 primarily due to the sale of our Ovion technology in the third quarter of 2009 and the sale of the Her Option® product line in the first quarter of 2010, as intangible assets were disposed of in these transactions, thereby reducing on-going amortization expense.
Royalty income. Our royalty income is from licensing our intellectual property. Royalty income in the first quarter of 2010 decreased $0.6 million compared to the same period last year due to the sale of our Ovion technology in the third quarter of 2009. As a result of the sale of our Ovion technology, and the expiration of other royalty contracts, we would expect our royalty income to decrease to an immaterial level beginning in the third quarter of 2010.
Interest expense. Interest expense decreased by $1.5 million in the first quarter of 2010 from the comparable period in 2009 mainly due to the impact of debt reductions made over the past year. Interest expense includes interest incurred on our 2036 Notes, which carry a fixed interest rate of 3.25 percent, the interest incurred on our 2041 Notes, which carry a fixed interest rate of 4.00 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent. We have entered into interest rate swaps, which were designated as cash flow hedging instruments and which have remaining terms of one to five months as of April 3, 2010. The notional amount of the hedges at April 3, 2010 represents a significant portion of our floating rate debt. The notional amount of the swap contracts amortizes over the terms of the contracts, and the amount of floating rate debt hedged in the future will depend on prepayments and additional contracts. Including the impact of interest rate swaps, our weighted average interest rate on the credit facility was 3.3 percent and 4.6 percent for the three months ended April 3, 2010 and April 4, 2009, respectively. Average borrowings during the first quarter of 2010 on the Credit Facility were $101.2 million, compared to $228.8 million in the first quarter of 2009. Average borrowings on our 2036 Notes were $62.0 million and $332.1 million for the three months ended April 3, 2010 and April 4, 2009, respectively. Average borrowings on our 2041 Notes, which we issued in September of 2009 in exchange for 2036 Notes, were $250.0 million for the three months ended April 3, 2010.
Amortization of financing costs. Amortization of financing costs in the first quarter of 2010 and in the first quarter of 2009 was $3.7 million and $4.0 million, respectively, and was comprised of the incremental non-cash interest cost of our 2036 Notes and 2041 Notes, and amortization of the costs associated with the issuance of the Credit Facility, the 2036 Notes and the 2041 Notes. The lower amortization in the first quarter of 2010 is due to the impact of debt prepayments made over the past year, as we recognize a pro-rata portion of the related debt discount and debt issuance costs when we retire debt.
Gain on sale of non-strategic assets. During the first quarter of 2010, we sold the Her Option® Global Endometrial Ablation product line for $20.5 million. We allocated a portion of our goodwill to the sale based on the relative fair value of the Her Option® product line and our remaining business. The consideration, less goodwill, the carrying value of tangible and intangible assets and related disposal costs resulted in a pre-tax gain of $7.7 million.
Other (expense) income. Other (expense) totaled ($0.5) million in the first quarter of 2010, compared to other income of $0.7 million in the first quarter of 2009. The primary cause of the change in other (expense) income relates to the impact of our foreign currency hedge transactions and fluctuations in foreign currencies against the U.S. dollar on foreign denominated inter-company receivables and payables.
Provision for income taxes. Our effective income tax rate was 43.1 percent and 36.4 percent for the first quarter of 2010 and first quarter of 2009, respectively. The increase in the current quarter effective tax rate is primarily due to the sale of the Her Option® product line, which had an effective tax rate of 65.7 percent on the pre-tax gain, as the majority of the goodwill allocated to the sale had no tax basis. In addition, the effective tax rate increased in the current quarter due to the expiration of the federal research and development tax credit as of December 31, 2009, partially offset by an increase in our domestic manufacturing tax incentives.

Liquidity and Capital Resources
Cash and cash equivalents were $22.2 million as of April 3, 2010, compared to $30.7 million as of January 2, 2010. In addition, short-term investments were $37.7 million as of April 3, 2010, compared to $19.9 million as of January 2, 2010. Short-term investments consist mostly of highly liquid money market funds that have not experienced any negative impact on liquidity or a decline in principal value. Overall, cash, cash equivalents and short-term investments increased $9.3 million in the first quarter of 2010 compared to January 2, 2010.
Cash flows from operating activities. Net cash provided by operating activities was $26.6 million in the first quarter of 2010, versus $28.2 million provided during the comparable period of 2009, which is a decrease of $1.6 million. This decrease in net cash provided by operating activities is the result of an increase in cash used for inventory, offset by an increase in cash provided by accounts receivable collections, along with other changes in our operating assets and liabilities, that result in the overall net decrease of $1.6 million compared to the first quarter of 2009.
Cash flows from investing activities. Cash provided by investing activities was $1.3 million during the first quarter of 2010, compared to $2.9 million provided in the first quarter of 2009, which equates to a decrease of $1.6 million. Net cash provided by the sale of the Her Option® product line was $20.2 million. This was offset by cash used for purchases of short-term investments of $25.0 million, along with other investing activities, that net to the overall decrease of $1.6 million.
Cash flows from financing activities. Cash used for financing activities was $36.2 million during the first quarter of 2010, versus $28.8 million used in the same period of 2009. The majority of cash was used for repayment of long-term debt in both periods. Cash used for repayment of long-term debt under our Credit Facility was $45.7 million and $8.6 million for the first quarter of 2010 and 2009, respectively. In addition, we repurchased 2036 Notes with a principal amount of $27.3 million for a cash payment of $21.1 million during the first quarter of 2009. Cash received from the issuance of common stock was $9.4 million and $0.9 million during the first quarter of 2010 and 2009, respectively, which was the result of our employees exercising stock options and purchasing common stock through our employee stock purchase plan.
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
2036 Notes and 2041 Notes — Potential Dilution. Prior to conversion, our 2036 Notes and 2041 Notes (Convertible Notes) represent potentially dilutive common share equivalents that must be considered in our calculation of diluted earnings per share (EPS). When there is a net loss, common share equivalents are excluded from the computation because they have an anti-dilutive effect. In addition, when the conversion price of our 2036 Notes and 2041 Notes is greater than the average market price of our stock during any period, the effect would be anti-dilutive and we would exclude the 2036 Notes and 2041 Notes from the EPS computation. However, when the average market price of our stock during any period is greater than the conversion price of the 2036 Notes and 2041 Notes, the impact is dilutive and the 2036 Notes and 2041 Notes will affect the number of common share equivalents used in the diluted EPS calculation. The degree to which the 2036 Notes and 2041 Notes are dilutive increases as the market price of our stock increases.
The following table illustrates the number of common share equivalents that would potentially be included in weighted average common shares for the calculation of diluted EPS, assuming various market prices of our stock:

If the average	The number of common share equivalents potentially included in the computation of
market price	of diluted EPS would be (1):			Percent Dilution (2)
of our stock is:	2036 Notes	2041 Notes	Total	2036 Notes	2041 Notes	Total

$19.00	— (anti-dilutive)	— (anti-dilutive)	— (anti-dilutive)	0.0%	0.0%	0.0%
$20.00	0.1 million	0.4 million	0.5 million	0.1%	0.5%	0.6%
$22.50	0.4 million	1.8 million	2.2 million	0.6%	2.3%	2.9%
$25.00	0.7 million	2.9 million	3.6 million	0.9%	3.7%	4.6%
$27.50	0.9 million	3.8 million	4.7 million	1.2%	4.8%	6.0%
$30.00	1.1 million	4.5 million	5.6 million	1.5%	5.7%	7.2%

(1)	Common share equivalents are calculated using the treasury stock method. The formula to calculate the potentially dilutive shares related to our Convertible Notes is as follows:

(	Principal Amount	X	Market price	—	Principal	)	=	Potentially dilutive shares
	$19.406 conversion price		of stock		Amount			included in EPS

Market price of stock

(2)	The percent dilution is based on 75,367,367 outstanding shares as of April 3, 2010.

For the three months ended April 3, 2010 and April 4, 2009, our Convertible Notes were excluded from the diluted net income per share calculation because the conversion price was greater than the average market price of our stock.
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
On August 12, 2009, we entered into a Consent and Second Amendment to our Credit Facility, which allowed us to exchange a portion of our existing convertible senior subordinated notes for new convertible senior subordinated notes. On October 29, 2007, we entered into a First Amendment of our Credit Facility to modify certain financial covenant ratios as defined in the Credit Facility (the First Amendment). Pursuant to the terms of the First Amendment, certain of the financial tests and covenants provided in Section 6.8 of the Credit Facility were amended and restated, including the interest coverage ratio, the total leverage ratio, the fixed charge coverage ratio, and the maximum consolidated capital expenditures.
As of April 3, 2010, we were in compliance with all financial covenants as defined in our Credit Facility which are summarized as follows:

Financial Covenant	Required Covenant	Actual Result

Total Leverage Ratio (1)	3.25:1.00 (maximum)	2.17
Senior Leverage Ratio (2)	2.00:1.00 (maximum)	0.44
Interest Coverage Ratio (3)	4.00:1.00 (minimum)	9.92
Fixed Charge Coverage Ratio (4)	1.50:1.00 (minimum)	2.54
Maximum Capital Expenditures (5)	$20.0 million	$1.3	million

(1)	Total outstanding debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(2)	Total outstanding senior secured debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(3)	Ratio of Consolidated Adjusted EBITDA for the trailing four quarters to cash interest expense for such period.

(4)	Ratio of Consolidated Adjusted EBITDA for the trailing four quarters to fixed charges (cash interest expense, scheduled principal payments on debt, capital expenditures, income taxes paid, earn-out and milestone payments) for such period.

(5)	Limit of capital expenditures for the full year.
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
The following are some of the uncertainties and factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements: successfully competing against competitors; physician acceptance, endorsement, and use of our products; potential product recalls or technological obsolescence; health care reform legislation in the U.S.; successfully managing increased debt leverage and related credit facility financial covenants; the impact of worldwide economic conditions on our operations; the disruption in global financial markets potential impact on the ability of our counterparties to perform their obligations and our ability to obtain future financing; factors impacting the stock market and share price and its impact on the dilution of convertible securities; ability of our manufacturing facilities to meet customer demand; reliance on single or sole-sourced suppliers; loss or impairment of a principal manufacturing facility; clinical and regulatory matters; timing and success of new product introductions; patient acceptance of our products and therapies; changes in and adoption of reimbursement rates; adequate protection of our intellectual property rights; product liability claims; and currency and other economic risks inherent in selling our products internationally.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended January 2, 2010 under the heading “Part I — Item 1A. Risk Factors” and “Part II — Item 1A. Risk Factors” contained in this quarterly report on Form 10-Q and in our subsequent quarterly reports on Form 10-Q.
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
Interest Rates
We have interest rate risk as a result of the floating LIBOR index that is used to determine the interest rates on our Credit Facility. Accordingly, we have entered into various fixed interest rate swap contracts. As of April 3, 2010, the notional amount of the outstanding swap contracts, which mature over the next one to five months, represented a significant majority of our floating rate debt. Based on a sensitivity analysis, as of April 3, 2010, an instantaneous and sustained 100-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a decrease in income before income taxes of approximately $0.6 million over the next 12 months. The estimated impact to income takes into account the mitigating effect of the interest rate swap agreements. The fair market value of the outstanding swap contracts is a derivative liability of $0.1 million at April 3, 2010. The notional amount of the contracts amortizes over their terms, and the amount of floating rate debt hedged in the future will depend on prepayments and additional contracts.
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
During the three month period ended April 3, 2010, revenues from sales to customers outside the United States were 27.1 percent of total consolidated revenues. International accounts receivable was 43.8 percent, inventory was 7.9 percent, cash and short-term investments were 19.7 percent, and accounts payable was 28.6 percent of total consolidated accounts for each of these items as of April 3, 2010. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $0.4 million in the first quarter of 2010.
We have entered into various foreign exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on our forecasted sales to and receivables from certain subsidiaries. At April 3, 2010, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $34.2 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $3.4 million. Actual amounts may differ.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 3, 2010.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during our first quarter ended April 3, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM IA. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part I — Item 1A. of our Annual Report on Form 10-K for the year ended January 2, 2010 (Form 10-K), except for the following risk factor related to health care reform in the U.S. that replaces the risk factor in the Form 10-K “The impact of health care reform in the U.S. on us is uncertain and may adversely affect our business.”
The new health care legislation in the U.S. will impose additional taxes on us.
On March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (the Reconciliation Bill) was signed into law by President Obama. The Reconciliation Bill amended the Patient Protection and Affordable Care Act (PPACA), which was signed into law on March 23, 2010. The PPACA, as amended, includes funding provisions to raise nearly $400 billion over 10 years through tax increases, including an excise tax on manufacturers of certain medical devices equal to 2.3 percent of the sale price of specified medical devices sold by the manufacturer. The excise tax applies to sales of certain products in our U.S. market after December 31, 2012. The excise tax will result in an increase in our tax burden, which will have a negative impact on our results of operations and cash flows beginning after December 31, 2012. We cannot predict the exact effect newly enacted laws or future legislation or regulations will have on reimbursement rates, demand for our products or any other effects on our business from this or other health care legislation that could be enacted at either the federal or state level.

ITEM 6. EXHIBITS

Item No.	Item	Method of Filing
2.1	Asset Purchase Agreement, dated as of February 16, 2010, between American Medical Systems, Inc. and CooperSurgical, Inc.	Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on February 22, 2010 (File No. 000-30733).

10.1	Form of Stock Option Certificate for Executive Officers under the 2005 Stock Incentive Plan (Version Modified in 2010).	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 19, 2010 (File No. 000-30733).

10.2	Form of Restricted Stock Award for Executive Officers under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed February 19, 2010 (File No. 000-30733).

10.3	The American Medical Systems, Inc. Executive Severance Pay Plan.	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed February 19, 2010 (File No. 000-30733).

10.4	2010 Executive Variable Incentive Plan.	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed February 19, 2010 (File No. 000-30733).

10.5	Summary of Named Executive Officer Compensation (2010).	Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 2, 2010 (File No. 000-30733).

10.6	Amended and Restated Employment Agreement, dated March 26, 2010, between Anthony P. Bihl, III and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 31, 2010 (File No. 000-30733).

10.7	Amended and Restated Employment Agreement, dated March 26, 2010, between Mark A. Heggestad and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 31, 2010 (File No. 000-30733).

10.8	Amended and Restated Employment Agreement, dated March 26, 2010, between Joe W. Martin and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed March 31, 2010 (File No. 000-30733).

10.9	Amended and Restated Employment Agreement, dated March 26, 2010, between Maximillian D. Fiore and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed March 31, 2010 (File No. 000-30733).

10.10	Separation Agreement, dated March 31, 2010, by and between Lawrence W. Getlin and American Medical Systems, Inc.	Filed with this Quarterly Report on Form 10-Q.

10.11	Summary of Director Compensation (Version Modified April 2010).	Filed with this Quarterly Report on Form 10-Q.

Item No.	Item	Method of Filing
10.12	Form of Restricted Stock Award for Directors under the 2005 Stock Incentive Plan.	Filed with this Quarterly Report on Form 10-Q.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC

May 11, 2010	By	/s/ Anthony P. Bihl, III

Date		Anthony P. Bihl, III
President and Chief Executive Officer
(Principal Executive Officer)

May 11, 2010	By	/s/ Mark A. Heggestad

Date		Mark A. Heggestad
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Fiscal Quarter Ended April 3, 2010

Item No.	Item	Method of Filing
2.1	Asset Purchase Agreement, dated as of February 16, 2010, between American Medical Systems, Inc. and CooperSurgical, Inc.	Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on February 22, 2010 (File No. 000-30733).

10.1	Form of Stock Option Certificate for Executive Officers under the 2005 Stock Incentive Plan (Version Modified in 2010).	Incorporated by reference to filed Exhibit 10.1 of the Company’s Form 8-K filed February 19, 2010 (File No. 000-30733).

10.2	Form of Restricted Stock Award for Executive Officers under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed February 19, 2010 (File No. 000-30733).

10.3	The American Medical Systems, Inc. Executive Severance Pay Plan.	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed February 19, 2010 (File No. 000-30733).

10.4	2010 Executive Variable Incentive Plan.	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed February 19, 2010 (File No. 000-30733).

10.5	Summary of Named Executive Officer Compensation (2010).	Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 2, 2010 (File No. 000-30733).

10.6	Amended and Restated Employment Agreement, dated March 26, 2010, between Anthony P. Bihl, III and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 31, 2010 (File No. 000-30733).

10.7	Amended and Restated Employment Agreement, dated March 26, 2010, between Mark A. Heggestad and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 31, 2010 (File No. 000-30733).

10.8	Amended and Restated Employment Agreement, dated March 26, 2010, between Joe W. Martin and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed March 31, 2010 (File No. 000-30733).

10.9	Amended and Restated Employment Agreement, dated March 26, 2010, between Maximillian D. Fiore and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed March 31, 2010 (File No. 000-30733).

10.10	Separation Agreement, dated March 31, 2010, by and between Lawrence W. Getlin and American Medical Systems, Inc.	Filed with this Quarterly Report on Form 10-Q.

10.11	Summary of Director Compensation (Version Modified April 2010).	Filed with this Quarterly Report on Form 10-Q.

Item No.	Item	Method of Filing
10.12	Form of Restricted Stock Award for Directors under the 2005 Stock Incentive Plan.	Filed with this Quarterly Report on Form 10-Q.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.