Form 10-Q
period 2010-07-03
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2010-08-10
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of August 2, 2010 there were 75,997,564 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net sales	$136,368	$126,388	$271,294	$250,026
Cost of sales	22,805	21,608	43,832	44,950

Gross profit	113,563	104,780	227,462	205,076

Operating expenses
Marketing and selling	46,114	42,853	94,311	86,201
Research and development	13,837	13,166	27,346	25,977
General and administrative	11,797	11,660	24,487	22,439
Amortization of intangibles	3,030	3,401	6,077	6,666

Total operating expenses	74,778	71,080	152,221	141,283

Operating income	38,785	33,700	75,241	63,793

Other (expense) income
Royalty income	47	874	355	1,807
Interest expense	(3,584)	(4,966)	(7,538)	(10,376)
Amortization of financing costs	(3,346)	(3,974)	(7,039)	(7,955)
Gain on extinguishment of debt	—	—	—	4,562
Gain on sale of non-strategic assets	—	—	7,719	—
Other (expense) income	485	767	(31)	1,422

Total other (expense) income	(6,398)	(7,299)	(6,534)	(10,540)

Income before income taxes	32,387	26,401	68,707	53,253

Provision for income taxes	11,820	9,536	27,482	19,308

Net income	$20,567	$16,865	$41,225	$33,945

Net income per share
Basic net earnings	$0.27	$0.23	$0.55	$0.46
Diluted net earnings	$0.26	$0.23	$0.53	$0.46

Weighted average common shares used in calculation
Basic	75,612	73,919	75,364	73,778
Diluted	78,185	74,502	77,177	74,258
The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	July 3, 2010	January 2, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$23,604	$30,670
Short-term investments	44,466	19,868
Accounts receivable, net	89,689	102,590
Inventories, net	33,457	30,276
Deferred income taxes	13,036	14,870
Other current assets	8,474	6,067

Total current assets	212,726	204,341

Property, plant and equipment, net	42,578	44,120
Goodwill	682,684	690,899
Developed and core technology, net	45,245	51,631
Other intangibles, net	50,477	49,937
Other long-term assets, net	5,615	6,223

Total assets	$1,039,325	$1,047,151

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,790	$9,114
Income taxes payable	3,159	4,495
Accrued compensation expenses	24,232	29,603
Accrued warranty expense	2,409	2,293
Other accrued expenses	21,899	25,760

Total current liabilities	61,489	71,265

Long-term debt	287,445	346,229
Deferred income taxes	60,173	62,347
Long-term income taxes payable	18,802	18,206
Long-term employee benefit obligations	3,745	3,745

Total liabilities	431,654	501,792

Stockholders’ equity
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding: 75,972,968 shares at July 3, 2010 and 74,715,839 shares at January 2, 2010	760	747
Additional paid-in capital	421,630	399,468
Accumulated other comprehensive income	5,293	6,381
Retained earnings	179,988	138,763

Total stockholders’ equity	607,671	545,359

Total liabilities and stockholders’ equity	$1,039,325	$1,047,151

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	July 3, 2010	July 4, 2009
Cash flows from operating activities
Net income	$41,225	$33,945

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,959	4,867
Amortization of intangibles	6,077	6,666
Amortization of deferred financing costs	7,039	7,955
Excess tax benefit from stock-based compensation	(825)	(310)
Tax benefit from stock-based compensation	2,276	733
Settlement of derivative contracts	(1,277)	51
Change in net deferred income taxes	(3,461)	1,422
Gain on extinguishment of debt	—	(4,562)
Gain on sale of non-strategic assets	(7,719)	—
Stock-based compensation	4,130	4,476

Changes in operating assets and liabilities:
Accounts receivable	6,635	2,527
Inventories	(4,037)	4,529
Accounts payable and accrued expenses	(7,182)	(3,475)
Other assets	2,041	1,024

Net cash provided by operating activities	49,881	59,848

Cash flows from investing activities
Purchase of property, plant and equipment	(3,546)	(2,462)
Net proceeds from settlement of derivative contracts	1,277	(51)
Sale of non-strategic assets, net	19,070	—
Purchase of other intangibles	(1,657)	(5,000)
Purchase of short-term investments	(41,374)	(18,684)
Sale of short-term investments	16,766	30,500

Net cash (used in) provided by investing activities	(9,464)	4,303

Cash flows from financing activities
Issuance of common stock	17,206	3,908
Excess tax benefit from exercise of stock options	825	310
Repurchase of convertible senior subordinated notes	—	(21,125)
Payments on senior secured credit facility	(65,874)	(29,111)

Net cash used in financing activities	(47,843)	(46,018)

Effect of currency exchange rates on cash	360	(156)

Net (decrease) increase in cash and cash equivalents	(7,066)	17,977

Cash and cash equivalents at beginning of period	30,670	11,642

Cash and cash equivalents at end of period	$23,604	$29,619

Supplemental disclosure
Cash paid for interest	$8,628	$9,226
Cash paid for taxes	$29,097	$19,846
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
We have prepared the consolidated financial statements included in this Quarterly Report on Form 10-Q without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010. All amounts presented in tables are in thousands, except per share data.
These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.
We have a 52 or 53 week fiscal year ending on the Saturday nearest December 31. Accordingly, the second fiscal quarters of 2010 and 2009 are represented by the three month periods ended on July 3, 2010 and July 4, 2009, respectively.
2. Recently Issued Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 will separate multiple-deliverable arrangements in more circumstances than under existing U.S. GAAP and will establish a selling price hierarchy for determining the selling price of a deliverable. In addition, it will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant, eliminate the use of the residual method for allocation, and expand on-going disclosure requirements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010 and can be applied prospectively or retrospectively. We plan to adopt this updated accounting guidance for multiple-deliverable revenue arrangements on a prospective basis for our fiscal year beginning on January 2, 2011, and the adoption is not expected to have a material impact on our consolidated financial position or results of operations.
3. Stock-Based Compensation
At July 3, 2010, the 2005 Stock Incentive Plan, as amended and restated (2005 Plan), is our one active stock-based employee compensation plan under which new awards may be granted. Awards under the 2005 Plan include incentive stock options, non-qualified option grants and restricted stock. Amounts recognized in our financial statements related to stock-based compensation were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Cost of sales	$253	$245	$501	$486
Marketing and selling	510	512	961	967
Research and development	300	302	585	589
General and administrative	1,238	1,201	2,083	2,434

Total stock-based compensation expense	$2,301	$2,260	$4,130	$4,476

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

Stock option activity under our 2005 Plan and 2000 Plan for the six months ended July 3, 2010 was as follows:

		Weighted average	Aggregate
	Options	exercise price	Intrinsic
	outstanding	per share	Value
			(in thousands)
Balance at January 2, 2010	7,161,545	$15.08
Granted	1,118,850	18.77
Exercised	(1,152,016)	14.08
Cancelled or expired	(263,164)	17.78

Balance at July 3, 2010	6,865,215	$15.74	$43,959

Options exercisable at July 3, 2010	4,084,516	$15.84	$25,783

The total intrinsic value of options exercised during the three and six months ended July 3, 2010 was $5.0 million and $7.8 million, respectively. As of July 3, 2010, we had $13.5 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 2.8 years.
Restricted stock awards are granted under the 2005 Plan. Restricted stock awards are subject to forfeiture if employment or service terminates prior to the release of the restrictions. Restricted stock generally vest over a three or four year period. During the vesting period, ownership of the shares cannot be transferred. Restricted stock is considered issued and outstanding at the grant date and has the same dividend and voting rights as other common stock. We recognize compensation expense for the fair value of the restricted stock grants issued based on the closing stock price on the date of grant. The 2005 Plan does not designate the specific number of shares available for restricted stock grants, as these are issued from the full pool of shares available under the plan. The option pool is reduced by two shares for each restricted share granted.
Restricted stock activity under our 2005 Plan for the six months ended July 3, 2010 was as follows:

	Unvested Shares	Weighted average
	outstanding	grant date fair value
Balance at January 2, 2010	233,525	$15.79
Granted	120,480	18.83
Vested	(30,647)	16.08
Cancelled	(13,850)	15.89

Balance at July 3, 2010	309,508	16.94

As of July 3, 2010, we had $3.9 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock awards granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 2.9 years.
4. Earnings per Share
The following table presents information necessary to calculate basic and diluted net income per common share and common share equivalents.

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net income	$20,567	$16,865	$41,225	$33,945

Weighted-average shares outstanding for basic net income per share	75,612	73,919	75,364	73,778
Dilutive effect of stock options, restricted shares and convertible notes	2,573	583	1,813	480

Adjusted weighted-average shares outstanding for diluted net income per share	78,185	74,502	77,177	74,258

Net income per share
Basic net earnings	$0.27	$0.23	$0.55	$0.46
Diluted net earnings	$0.26	$0.23	$0.53	$0.46

There were 1,293,589 and 1,463,345 weighted shares outstanding for the three and six month periods ended July 3, 2010, respectively, that were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive. For the three and six month periods ended July 4, 2009, there were 5,158,598 and 6,145,702 weighted shares outstanding, respectively, that were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive.
5. Inventories
Inventories consist of the following as of July 3, 2010 and January 2, 2010:

(in thousands)	July 3, 2010	January 2, 2010

Raw materials	$9,147	$10,117
Work in process	4,122	3,399
Finished goods	24,680	21,791
Obsolescence reserve	(4,492)	(5,031)

Net inventories	$33,457	$30,276

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
Changes in the warranty balance during the three and six months ended July 3, 2010 and July 4, 2009 are presented below:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Balance, beginning of period	$2,203	$2,865	$2,293	$3,287
Provisions for warranty	520	155	854	963
Claims processed	(314)	(551)	(738)	(1,781)

Balance, end of period	$2,409	$2,469	$2,409	$2,469

7. Comprehensive Income
Comprehensive income is the sum of net income as reported and other comprehensive income (loss). Other comprehensive income (loss) resulted from foreign currency translation adjustments, gains (losses) on derivative instruments qualifying as hedges, and gains (losses) on available-for-sale investments. For more information on derivatives, see Note 11, Derivative Instruments and Hedging Activities. Comprehensive income for the three and six months ended July 3, 2010 and July 4, 2009 was:

	Three Months Ended
(in thousands)	July 3, 2010	July 4, 2009

Net income	$20,567	$16,865

Foreign currency translation (loss) gain, net of taxes of $13 and ($56), respectively	(2,602)	2,669
Fair value adjustment on derivatives designated as cash flow hedges, net of taxes of ($1,195) and $1,065, respectively	1,962	(1,828)
Reclassification adjustments on cash flow hedges settled and included in net income, net of taxes of $185 and ($431), respectively	(304)	634
Unrealized (loss) gain on available-for-sale securities, net of taxes of $58 and ($63), respectively	(95)	109

Comprehensive income	$19,528	$18,449

	Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009

Net income	$41,225	$33,945

Foreign currency translation (loss) gain, net of taxes of $29 and ($7), respectively	(4,033)	1,295
Fair value adjustment on derivatives designated as cash flow hedges, net of taxes of ($1,805) and $913, respectively	2,970	(1,546)
Reclassification adjustments on cash flow hedges settled and included in net income, net of taxes of $49 and ($562), respectively	(79)	820
Unrealized gain on available-for-sale securities, net of taxes of ($32) and ($75), respectively	54	129

Comprehensive income	$40,137	$34,643

The after-tax components of accumulated other comprehensive income (loss) as of July 3, 2010 and January 2, 2010, were as follows:

Net
Unrealized
	(Loss) Gain			Net	Total
	on Derivative	Post-	Foreign	Unrealized	Accumulated
	Instruments	retirement	Currency	Gain on	Other
	Qualifying as	Plan Liability	Translation	Available-for-	Comprehensive
(in thousands)	Hedges	Adjustment	Adjustment	sale Investments	Income

Balance at January 2, 2010	$(1,289)	$(24)	$7,500	$194	$6,381

Balance at July 3, 2010	$1,602	$(24)	$3,467	$248	$5,293

8. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six month period ended July 3, 2010 were:

Six Months Ended
(in thousands)	July 3, 2010

Goodwill, beginning of the period	$690,899
Allocation of goodwill to sale of non-strategic assets	(6,400)
Effect of currency translation	(1,815)

Goodwill, end of the period	$682,684

During the first quarter of 2010, we sold the Her Option® Global Endometrial Ablation product line for $20.5 million and used the proceeds to pay down our debt. The final sale price after adjustment based on working capital balances at the time of sale was $19.5 million. We allocated a portion of our goodwill to the sale based on the relative fair value of the Her Option® product line and our remaining business. The consideration, less goodwill, the carrying value of tangible and intangible assets and related disposal costs resulted in a pre-tax gain of $7.7 million, which is included in “gain on sale of non-strategic assets” in the Consolidated Statements of Operations. As the majority of the goodwill that was allocated to the Her Option® product line had no tax basis, we recorded a $5.1 million tax provision against the gain resulting in an effective tax rate of 65.7 percent of the gain on sale of Her Option®.
The following table provides additional information concerning intangible assets:

	July 3, 2010			January 2, 2010
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	value	amount	amortization	value

Developed and core technology	$132,953	$(87,708)	$45,245	$137,553	$(85,922)	$51,631
Other intangibles Amortized
Patents	11,196	(9,539)	1,657	11,510	(9,693)	1,817
Licenses	17,423	(9,623)	7,800	15,913	(9,034)	6,879
Trademarks	2,233	(2,013)	220	2,208	(1,767)	441

Total amortized other intangible assets	30,852	(21,175)	9,677	29,631	(20,494)	9,137
Unamortized Trademarks	40,800	—	40,800	40,800	—	40,800

Total other intangibles	71,652	(21,175)	50,477	70,431	(20,494)	49,937

Total intangible assets	$204,605	$(108,883)	$95,722	$207,984	$(106,416)	$101,568

The estimated amortization expense for currently-owned intangibles, as presented above, for the years 2010 through 2014 is $12.0 million, $11.3 million, $9.1 million, $9.0 million and $6.9 million, respectively.
During the second quarter of 2009, we purchased a license for the exclusive rights to certain patents through the year 2018 for $9.0 million, of which $7.2 million has been paid as of July 3, 2010, and the remaining $1.8 million is structured to be paid out within the next year, in quarterly intervals. All payments related to the patents are included in licenses and will be amortized over 7.7 years, which is the remaining useful life of the patents.
9. Debt
Senior Secured Credit Facility
On July 20, 2006, in conjunction with the Laserscope acquisition, our wholly-owned subsidiary, American Medical Systems, Inc. (AMS), entered into a credit and guarantee agreement (the Credit Facility) with CIT Healthcare LLC, as agent, and certain lenders from time to time party thereto. AMS and each majority-owned domestic subsidiary of AMS are parties to the Credit Facility as guarantors of all of the obligations of AMS arising under the Credit Facility. Each of the subsidiary guarantors is 100 percent owned by us and the guarantees are joint and several. The obligations of AMS and each of the guarantors arising under the Credit Facility are secured by a first priority security interest granted to the agent on substantially all of their respective assets, including a mortgage on the AMS facility in Minnetonka, Minnesota.
The six-year senior secured Credit Facility consists of (i) term loan debt and (ii) a revolving credit facility of up to $65.0 million which is available to fund ongoing working capital needs, including future capital expenditures and permitted acquisitions. As of July 3, 2010 and January 2, 2010, there were $59.4 million and $125.3 million, respectively, of term loans outstanding under the Credit Facility.
At our option, term loans under the Credit Facility (other than swing line loans) bear interest at a variable rate based on LIBOR or an alternative variable rate based on the greater of the prime rate or the federal funds effective rate plus 0.5 of 1.0 percent (Federal Funds Rate) plus an applicable margin. The applicable margin for term loans based on LIBOR is 2.25 percent per annum, while the applicable margin for term loans based on the prime rate or the Federal Funds Rate is 1.25 percent per annum. As of July 3, 2010, all debt under the Credit Facility had a variable interest rate based on the LIBOR index. The applicable margin for loans under the revolving credit facility is determined by reference to our total leverage ratio, as defined in the Credit Facility. In addition to initial Credit Facility fees and reimbursement of agent expenses, we are obligated to pay commitment fees on the revolving credit facility.

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
During the first quarter of 2010, we sold the Her Option® product line for $20.5 million and used the proceeds to pay down our debt. Amortization and other prepayments of $20.1 million and $65.8 million were made during the three and six months ended July 3, 2010, respectively. Amortization and other prepayments of $20.5 million and $29.1 million were made during the three and six months ended July 4, 2009, respectively.
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
Fees of $10.5 million are classified as debt discount and are being accreted to amortization of financing costs using the effective interest method over a six year period. Additional debt issuance costs of approximately $2.4 million are recorded as other long term assets and are being amortized over six years using the straight-line method. Upon payment of the prepayments described above, a pro rata portion of the related fees and debt issuance costs of $0.3 million and $1.0 million was immediately charged to amortization of financing costs in three and six months ended July 3, 2010, respectively, and $0.4 million and $0.5 million was immediately charged to amortization of financing costs in the three and six months ended July 4, 2009, respectively.
Amendment of Credit Facility
On August 12, 2009, we entered into a Consent and Second Amendment to our Credit Facility, which allowed us to exchange a portion of our existing convertible senior subordinated notes for new convertible senior subordinated notes as discussed below. On October 29, 2007, we entered into a First Amendment of our Credit Facility to modify certain financial covenant ratios as defined in the Credit Facility (the First Amendment). Pursuant to the terms of the First Amendment, certain of the financial tests and covenants were amended and restated, including the interest coverage ratio, the total leverage ratio, the fixed charge coverage ratio, and the prior year maximum consolidated capital expenditures.
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

In March 2009, we repurchased 2036 Notes with a principal amount of $27.3 million in exchange for a cash payment of $21.1 million. In connection with this transaction, we recorded a pre-tax gain on extinguishment of debt of $4.6 million.
On September 21, 2009, we exchanged $250.0 million in principal of the 2036 Notes for $250.0 million in principal of new convertible senior subordinated notes with a stated maturity of September 15, 2041 (the 2041 Notes). Further information on the 2041 Notes is provided following this section.
We separately account for the liability and equity components of our 2036 Notes in a manner that reflects our nonconvertible borrowing rate. The equity component of our 2036 Notes was $45.4 million as of July 3, 2010 and January 2, 2010, and is recorded in additional paid-in capital. As of July 3, 2010, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $62.0 million, $10.1 million and $51.9 million, respectively. The unamortized discount will be amortized over a remaining period of 3.0 years and the amortization expense is included in “amortization of financing costs” on the Consolidated Statements of Operations. As of January 2, 2010, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $62.0 million, $11.5 million and $50.5 million, respectively. The effective interest rate on the liability component was 9.5% for each of the three and six months ended July 3, 2010 and July 4, 2009. During the three and six months ended July 3, 2010, we recognized $0.5 million and $1.0 million, respectively, of interest expense representing the contractual interest coupon on our 2036 Notes, and $0.7 million and $1.4 million, respectively, of amortization expense related to the discount on the liability component. During the three and six months ended July 4, 2009, we recognized $2.5 million and $5.2 million, resepectively, of interest expense representing the contractual interest coupon on our 2036 Notes, and $3.3 million and $6.7 million, respectively of amortization expense related to the discount on the liability component.
In addition to regular interest on the 2036 Notes, we will also pay contingent interest beginning July 1, 2011 at 0.25% of the average trading price of the 2036 Notes, if the average trading price for the five consecutive trading days immediately before the last trading day preceding the relevant six-month period equals or exceeds 120 percent of the principal amount of the 2036 Notes.
Our 2036 Notes are convertible under the following circumstances for cash and shares of our common stock, if any, at a conversion rate of 51.5318 shares of our common stock per $1,000 principal amount of 2036 Notes (which is equal to an initial conversion price of approximately $19.406 per share), subject to adjustment: (1) when, during any fiscal quarter, the last reported sale price of our common stock is greater than 130% of the conversion price for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding fiscal quarter; (2) during the five trading days immediately after any five consecutive trading-day period in which the trading price of a 2036 Note for each day of that period was less than 98% of the product of the closing price of our common stock and the applicable conversion rate; (3) if specified distributions to holders of our common stock occur; (4) if we call the 2036 Notes for redemption; (5) if an event or change occurs that results in conversion according to the Indenture; or (6) during the 60 days prior to, but excluding, any scheduled repurchase date or maturity date. Upon conversion, we would be required to satisfy up to 100 percent of the principal amount of the 2036 Notes solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock. If a holder elects to convert its 2036 Notes in connection with a designated event or change that occurs prior to July 1, 2013, we will pay, to the extent described in the Indenture, a make whole premium by increasing the conversion rate applicable to such 2036 Notes. Conversion of our 2036 Notes into common stock could result in dilution to our stockholders. From time to time, our 2036 Notes hold a fair value below their conversion rate. Any redemption due to the trading price discount, described in (2) above, would be subject to the restrictions imposed by the Credit Facility and would occur at the lower of market or conversion value, which would likely be substantially below the par value of the debt. All of the above conversion rights will be subject to certain limitations imposed by our Credit Facility.
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
Similar to our 2036 Notes, we separately account for the liability and equity components of our 2041 Notes in a manner that reflects our nonconvertible borrowing rate. The excess of the principal amount of the liability component over its carrying amount is treated as debt discount and amortized using the effective interest method. In addition, debt issuance costs of approximately $7.7 million were allocated to the liability and equity components of the 2041 Notes. Approximately $5.3 million of the debt issuance costs were allocated to the liability component, recorded in other long-term assets, and are being amortized using the straight line method over seven years (representing the time period until the first put date under the 2041 Notes). Approximately $2.4 million of the debt issuance costs were allocated to the equity component and are treated as equity issuance costs and are not amortized.
The equity component of our 2041 Notes was $76.4 million as of July 3, 2010 and January 2, 2010, and is recorded in additional paid-in capital. As of July 3, 2010, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $250.0 million, $72.6 million and $177.4 million, respectively. The unamortized discount will be amortized over a remaining period of 6.2 years and the amortization expense is included in “amortization of financing costs” on the Consolidated Statements of Operations. As of January 2, 2010, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $250.0 million, $76.7 million and $173.3 million, respectively. The effective interest rate on the liability component was 10.2% for the three and six months ended July 3, 2010. During the three and six months ended July 3, 2010, we recognized $2.5 million and $4.9 million, respectively, of interest expense representing the contractual interest coupon on our 2041 Notes, and $2.1 million and $4.1 million of amortization expense related to the discount on the liability component.
In addition to regular interest on the 2041 Notes, we will also pay contingent interest beginning September 15, 2016 at 0.75% of the average trading price of the 2041 Notes, if the average trading price for the five trading days immediately before the first trading day preceding the relevant six-month period equals or exceeds 130 percent of the principal amount of the 2041 Notes.
Our 2041 Notes are convertible under the following circumstances for cash and shares of our common stock, if any, at a conversion rate of 51.5318 shares of our common stock per $1,000 principal amount of 2041 Notes (which is equal to an initial conversion price of approximately $19.406 per share), subject to adjustment: (1) when, during any fiscal quarter commencing after January 2, 2010 (and only during such fiscal quarter), the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on the applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2041 Notes for each day of that period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate; (3) if we call the 2041 Notes for redemption; (4) if specified distributions to holders of our common stock occur; (5) if an event or change occurs that results in conversion according to the Indenture; or (6) during the 60 days prior to, but excluding, any scheduled repurchase date or maturity date. Upon conversion, we would be required to satisfy up to 100 percent of the principal amount of the 2041 Notes solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock. If a holder elects to convert its 2041 Notes in connection with a designated event or change, we will pay, to the extent described in the Indenture, a make whole premium by increasing the conversion rate applicable to such 2041 Notes. Conversion of our 2041 Notes into common stock could result in dilution to our stockholders. Similar to our 2036 Notes, from time to time, our 2041 Notes may hold a fair value below their conversion rate. Any redemption due to the trading price discount, described in (2) above, would be subject to the restrictions imposed by the Credit Facility and would occur at the lower of market or conversion value, which would likely be substantially below the par value of the debt. All of the above conversion rights will be subject to certain limitations imposed by our Credit Facility.
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

Supplemental Guarantor Information
The 2036 Notes and the 2041 Notes (Convertible Notes) are fully and unconditionally guaranteed on an unsecured senior subordinated basis by four of our significant domestic subsidiaries: American Medical Systems, Inc., AMS Sales Corporation, AMS Research Corporation and Laserscope (the Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is 100 percent owned by us. The guarantees are joint and several, and are subordinated in right of payment to the guaranteed obligations of our significant domestic subsidiaries under our senior Credit Facility.
The following supplemental condensed consolidating financial information presents the statements of operations for each of the three and six month periods ended July 3, 2010 and July 4, 2009, the balance sheets as of July 3, 2010 and January 2, 2010, and the statements of cash flows for each of the six month periods ended July 3, 2010 and July 4, 2009, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group. In the condensed consolidating financial statements, we and the Guarantor Subsidiaries account for investment in wholly-owned subsidiaries using the equity method.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended July 3, 2010
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$123,309	$31,305	$(18,246)	$136,368

Cost of sales	—	22,256	18,299	(17,750)	22,805

Gross profit	—	101,053	13,006	(496)	113,563

Operating expenses
Marketing and selling	—	35,008	11,106	—	46,114
Research and development	—	13,604	233	—	13,837
General and administrative	—	11,797	—	—	11,797
Amortization of intangibles	—	3,030	—	—	3,030

Total operating expenses	—	63,439	11,339	—	74,778

Operating income	—	37,614	1,667	(496)	38,785

Other (expense) income
Royalty income	—	47	—	—	47
Interest expense	(2,979)	(605)	(24)	24	(3,584)
Amortization of financing costs	(2,977)	(369)	—	—	(3,346)
Gain on extinguishment of debt	—	—	—	—	—
Other income (expense)	—	671	(112)	(74)	485

Total other (expense) income	(5,956)	(256)	(136)	(50)	(6,398)

(Loss) income before income taxes	(5,956)	37,358	1,531	(546)	32,387

Provision for income taxes	(2,245)	13,718	553	(206)	11,820
Equity in earnings of subsidiary	24,618	978	—	(25,596)	—

Net income	$20,907	$24,618	$978	$(25,936)	$20,567

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Six Months Ended July 3, 2010
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$246,167	$60,972	$(35,845)	$271,294

Cost of sales	—	42,831	35,636	(34,635)	43,832

Gross profit	—	203,336	25,336	(1,210)	227,462

Operating expenses
Marketing and selling	—	72,668	21,643	—	94,311
Research and development	—	27,119	227	—	27,346
General and administrative	—	24,487	—	—	24,487
Amortization of intangibles	—	6,077	—	—	6,077

Total operating expenses	—	130,351	21,870	—	152,221

Operating income	—	72,985	3,466	(1,210)	75,241

Other (expense) income
Royalty income	—	355	—	—	355
Interest expense	(5,990)	(1,541)	(55)	48	(7,538)
Amortization of financing costs	(5,855)	(1,184)	—	—	(7,039)
Gain on sale of non-strategic assets	—	7,719	—	—	7,719
Gain on extinguishment of debt	—	—	—	—	—
Other income (expense)	—	409	(332)	(108)	(31)

Total other (expense) income	(11,845)	5,758	(387)	(60)	(6,534)

(Loss) income before income taxes	(11,845)	78,743	3,079	(1,270)	68,707

Provision for income taxes	(4,466)	31,320	1,107	(479)	27,482
Equity in earnings of subsidiary	49,395	1,972	—	(51,367)	—

Net income	$42,016	$49,395	$1,972	$(52,158)	$41,225

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended July 4, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$113,514	$28,043	$(15,169)	$126,388

Cost of sales	—	20,814	16,282	(15,488)	21,608

Gross profit	—	92,700	11,761	319	104,780

Operating expenses
Marketing and selling	—	33,639	9,214	—	42,853
Research and development	—	13,198	(32)	—	13,166
General and administrative	—	11,660	—	—	11,660
Amortization of intangibles	—	3,401	—	—	3,401

Total operating expenses	—	61,898	9,182	—	71,080

Operating income	—	30,802	2,579	319	33,700

Other (expense) income
Royalty income	—	874	—	—	874
Interest expense	(2,548)	(2,414)	(52)	48	(4,966)
Amortization of financing costs	(3,292)	(682)	—	—	(3,974)
Gain on extinguishment of debt	—	—	—	—	—
Other income (expense)	—	468	327	(28)	767

Total other (expense) income	(5,840)	(1,754)	275	20	(7,299)

(Loss) income before income taxes	(5,840)	29,048	2,854	339	26,401

Provision for income taxes	(2,202)	10,617	994	127	9,536
Equity in earnings of subsidiary	20,291	1,860	—	(22,151)	—

Net income	$16,653	$20,291	$1,860	$(21,939)	$16,865

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Six Months Ended July 4, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$225,065	$55,341	$(30,380)	$250,026

Cost of sales	—	44,420	31,317	(30,787)	44,950

Gross profit	—	180,645	24,024	407	205,076

Operating expenses
Marketing and selling	—	67,537	18,664	—	86,201
Research and development	—	25,984	(7)	—	25,977
General and administrative	—	22,439	—	—	22,439
Amortization of intangibles	—	6,666	—	—	6,666

Total operating expenses	—	122,626	18,657	—	141,283

Operating income	—	58,019	5,367	407	63,793

Other (expense) income
Royalty income	—	1,807	—	—	1,807
Interest expense	(5,249)	(5,110)	(115)	98	(10,376)
Amortization of financing costs	(6,762)	(1,193)	—	—	(7,955)
Gain on extinguishment of debt	4,562	—	—	—	4,562
Other income (expense)	—	1,358	160	(96)	1,422

Total other (expense) income	(7,449)	(3,138)	45	2	(10,540)

(Loss) income before income taxes	(7,449)	54,881	5,412	409	53,253

Provision for income taxes	(2,809)	20,080	1,884	153	19,308
Equity in earnings of subsidiary	38,329	3,528	—	(41,857)	—

Net income	$33,689	$38,329	$3,528	$(41,601)	$33,945

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of July 3, 2010
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$11,014	$12,590	$—	$23,604
Short-term investments	23,961	20,392	113	—	44,466
Accounts receivable, net	623,858	47,417	28,879	(610,465)	89,689
Inventories, net	—	31,484	7,283	(5,310)	33,457
Deferred income taxes	—	12,055	981	—	13,036
Other current assets	—	6,887	1,587	—	8,474

Total current assets	647,819	129,249	51,433	(615,775)	212,726

Property, plant and equipment, net	—	41,356	1,222	—	42,578
Goodwill	—	621,792	84,913	(24,021)	682,684
Developed and core technology, net	—	45,245	—	—	45,245
Other intangibles, net	—	50,477	—	—	50,477
Investment in subsidiaries	244,283	42,405	—	(286,688)	—
Other long-term assets, net	4,751	223	641	—	5,615

Total assets	$896,853	$930,747	$138,209	$(926,484)	$1,039,325

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$890	$561,507	$74,970	$(627,577)	$9,790
Accrued compensation expenses	—	20,596	3,636	—	24,232
Accrued warranty expense	—	2,437	(28)	—	2,409
Income taxes payable	(2,048)	4,948	259	—	3,159
Other accrued expenses	3,028	15,242	3,629	—	21,899

Total current liabilities	1,870	604,730	82,466	(627,577)	61,489

Non-current liabilities
Long-term debt	229,343	58,102	—	—	287,445
Intercompany loans payable	—	—	12,219	(12,219)	—
Deferred income taxes	57,969	1,085	1,119	—	60,173
Long-term income taxes payable	—	18,802	—	—	18,802
Long-term employee benefit obligations	—	3,745	—	—	3,745

Total non-current liabilities	287,312	81,734	13,338	(12,219)	370,165

Total liabilities	289,182	686,464	95,804	(639,796)	431,654

Stockholders’ equity
Common stock	760	—	128	(128)	760
Additional paid-in capital	421,630	3,424	57,659	(61,083)	421,630
Accumulated other comprehensive income	5,292	2,744	2,876	(5,619)	5,293
Retained earnings (deficit)	179,989	238,115	(18,258)	(219,858)	179,988

Total stockholders’ equity	607,671	244,283	42,405	(286,688)	607,671

Total liabilities and stockholders’ equity	$896,853	$930,747	$138,209	$(926,484)	$1,039,325

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

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Six Months Ended July 3, 2010
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(18,031)	$69,662	$(1,750)	$—	$49,881

Cash flows from investing activities
Purchase of property, plant and equipment	—	(3,412)	(134)	—	(3,546)
Purchase of other intangibles	—	(1,657)	—	—	(1,657)
Sale of non-strategic assets, net	—	19,070	—	—	19,070
Purchase of short-term investments	—	(41,142)	(232)	—	(41,374)
Sale of short-term investments	—	16,117	649	—	16,766
Settlement of derivative contracts, net	—	1,277	—	—	1,277

Net cash provided by (used in) investing activities	—	(9,747)	283	—	(9,464)

Cash flows from financing activities
Intercompany notes	—	—	—	—	—
Issuance of common stock	17,206		—	—	17,206
Excess tax benefit from stock-based compensation	825	—	—	—	825
Payments on senior secured credit facility	—	(65,874)	—	—	(65,874)
Repurchase of convertible senior subordinated notes	—		—	—	—

Net cash provided by (used in) financing activities	18,031	(65,874)	—	—	(47,843)

Effect of exchange rates on cash	—	—	360	—	360

Net (decrease) in cash and cash equivalents	—	(5,959)	(1,107)	—	(7,066)

Cash and cash equivalents at beginning of period	—	16,973	13,697	—	30,670

Cash and cash equivalents at end of period	$—	$11,014	$12,590	$—	$23,604

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Six Months Ended July 4, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash provided by operating activities	$16,907	$35,477	$7,464	$—	$59,848

Cash flows from investing activities
Purchase of property, plant and equipment	—	(2,259)	(203)	—	(2,462)
Purchase of other intangibles	—	(5,000)	—	—	(5,000)
Purchase of short-term investments	—	(18,134)	(550)	—	(18,684)
Sale of short-term investments	—	30,500	—	—	30,500
Settlement of derivative contracts, net	—	(51)	—	—	(51)

Net cash provided by (used in) investing activities	—	5,056	(753)	—	4,303

Cash flows from financing activities
Intercompany notes	—	3,089	(3,089)	—	—
Issuance of common stock	3,908	—	—	—	3,908
Excess tax benefit from stock-based compensation	310	—	—	—	310
Payments on senior secured credit facility	—	(29,111)	—	—	(29,111)
Repurchase of convertible senior subordinated notes	(21,125)	—	—	—	(21,125)

Net cash used in financing activities	(16,907)	(26,022)	(3,089)	—	(46,018)

Effect of exchange rates on cash	—	—	(156)	—	(156)

Net increase in cash and cash equivalents	—	14,511	3,466	—	17,977

Cash and cash equivalents at beginning of period	—	3,143	8,499	—	11,642

Cash and cash equivalents at end of period	$—	$17,654	$11,965	$—	$29,619

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes our financial assets measured at fair value on a recurring basis as of July 3, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
Description	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets
Money market funds	$43,646	$—	$—
Available-for-sale securities	707	—	—
Other short-term investments	—	113	—
Derivatives	—	2,823	—

Total	$44,353	$2,936	$—

Liabilities

Derivatives	$—	$485	$—

Money market funds: Our money market funds are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy because the money market funds are valued using quoted market prices in active markets.
Available-for-sale securities: As of July 3, 2010, our available-for-sale securities included common stock of Iridex Corporation. These securities are valued using quoted market prices multiplied by the number of shares owned.
Other short-term investments: Other short-term investments consist of short-term bonds. Investments for which quoted market prices are available are categorized as Level 1 in the fair value hierarchy. For the remaining investments, which have maturities of three months or less, the carrying amount is a reasonable estimate of fair value and these have been classified as Level 2.
Derivatives: The fair value of various foreign exchange forward contracts as of July 3, 2010 includes assets of $2.8 million, reported in other current assets, and liabilities of $0.5 million, reported in other accrued expenses. We measure our derivatives at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the fair value hierarchy. Refer to Note 11, Derivative Instruments and Hedging Activities, for more information regarding our derivatives.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements of non-financial assets and liabilities are primarily used in the impairment analysis of goodwill and other intangible assets. We review goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, or as circumstances indicate the possibility of impairment. During the three and six months ended July 3, 2010, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Fair Value of Debt
The fair value of the Convertible Notes (see Note 9, Debt) was estimated using quoted market prices. The fair value of the Credit Facility was estimated using a discounted cash flow analysis based on our current estimated incremental borrowing rate for a similar borrowing arrangement.
The following table summarizes the principal outstanding and estimated fair values of our long-term debt, including current maturities (in thousands):

	July 3, 2010		January 2, 2010
	Principal	Fair Value	Principal	Fair Value

2036 Notes	$61,985	$74,958	$61,985	$70,270
2041 Notes	250,000	329,375	250,000	304,983
Credit Facility	59,433	58,662	125,307	123,230

	$371,418	$462,995	$437,292	$498,483

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
The interest rate swap contract outstanding at July 3, 2010 is designated as a cash flow hedge of the floating rate interest payments for a portion of our borrowings under the Credit Facility. The portion of borrowings subject to this swap contract is $30.0 million. This contract has a remaining term of two months. In addition, we have foreign currency exchange forward contract derivatives outstanding at July 3, 2010 which are designated as cash flow hedges of currency fluctuations for a portion of our forecasted sales to certain subsidiaries, denominated in Euros, British pounds, Canadian dollars and Australian dollars. These contracts have remaining terms between one and seventeen months. The notional amount of the foreign exchange forward contracts designated as cash flow hedges was $52.6 million and $48.4 million at July 3, 2010 and January 2, 2010, respectively. We have also entered into foreign exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on certain inter-company receivables denominated in Euros, British pounds, Brazilian real, Canadian dollars and Australian dollars. These contracts are not designated as an accounting hedge, and the notional amount of these contracts at July 3, 2010 and January 2, 2010 was $26.6 million and $10.9 million, respectively. The associated underlying transactions are expected to occur within the next month.
The effective portion of the change in fair value of the interest rate swap and foreign currency exchange contracts is reported in accumulated other comprehensive income, a component of stockholders’ equity, and is being recognized as an adjustment to interest expense or other (expense) income, respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivatives. Gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings when incurred. No ineffectiveness was recognized during the three or six months ended July 3, 2010 or July 4, 2009. Amounts due from counterparties (unrealized hedge gains) or owed to counterparties (unrealized hedge losses) are included in accounts receivable, net or other accrued expenses, respectively. Cash receipts or payments related to our derivatives are generally classified in the Consolidated

Statements of Cash Flows as cash flows from operating activities, consistent with the related items being hedged, unless the derivative is not designated as a hedge or if hedge accounting is discontinued, in which case the receipts or payments are classified as cash flows from investing activities.
Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets is presented in the table below.

	Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	July 3, 2010		January 2, 2010		July 3, 2010		January 2, 2010
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
(in thousands)	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Other current assets	$—	Other current assets	$—	Other accrued expenses	$5	Other accrued expenses	$299
Foreign exchange forward contracts	Other current assets	2,823	Other current assets	—	Other accrued expenses	308	Other accrued expenses	1,650

Total derivatives designated as hedging instruments		$2,823		$—		$313		$1,949

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$—	Other current assets	$10	Other accrued expenses	$172	Other accrued expenses	$—

Total derivatives not designated as hedging instruments		$—		$10		$172		$—

Total derivatives		$2,823		$10		$485		$1,949

At July 3, 2010, approximately $2.3 million of the existing gain on the foreign exchange forward contracts designated as a cash flow hedge that are in an asset position, and approximately $0.3 million of the existing loss on the foreign exchange forward contracts designated as a cash flow hedge that are in a liability position, all of which are included in accumulated other comprehensive income, are expected to be reclassified into earnings within the next twelve months.
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

The Effect of Derivative Instruments on the Consolidated Statement of Operations
For the Three Months Ended July 3, 2010 and July 4, 2009
(in thousands)

			Location of Gain
Derivatives in	Amount of Gain (Loss)		(Loss) Reclassified	Amount of Gain (Loss) Reclassified
Cash Flow	Recognized in OCI on Derivatives		from Accumulated	from Accumulated OCI into Income
Hedging	(Effective Portion)		OCI into Income	(Effective Portion)
Relationships	July 3, 2010	July 4, 2009	(Effective Portion)	July 3, 2010	July 4, 2009
Interest rate swap contracts	$89	$533	Interest expense	$(78)	$(877)
Foreign exchange contracts	2,579	(2,362)	Other income (expense)	567	(188)

Total	$2,668	$(1,829)		$489	$(1,065)

Derivatives not	Location of Gain (Loss)	Amount of Gain (Loss) Recognized
Designated as	Recognized in Income	in Income on Derivatives
Hedging Instruments	on Derivatives	July 3, 2010	July 4, 2009

Foreign exchange contracts	Other income (expense)	$454	$(559)

For the Six Months Ended July 3, 2010 and July 4, 2009
(in thousands)

			Location of Gain
Derivatives in	Amount of Gain (Loss)		(Loss) Reclassified	Amount of Gain (Loss) Reclassified
Cash Flow	Recognized in OCI on Derivatives		from Accumulated	from Accumulated OCI into Income
Hedging	(Effective Portion)		OCI into Income	(Effective Portion)
Relationships	July 3, 2010	July 4, 2009	(Effective Portion)	July 3, 2010	July 4, 2009
Interest rate swap contracts	$286	$1,162	Interest expense	$(297)	$(1,911)
Foreign exchange contracts	4,361	(2,238)	Other income (expense)	425	529

Total	$4,647	$(1,076)		$128	$(1,382)

Derivatives not	Location of Gain (Loss)	Amount of Gain (Loss) Recognized
Designated as	Recognized in Income	in Income on Derivatives
Hedging Instruments	on Derivatives	July 3, 2010	July 4, 2009
Foreign exchange contracts	Other income (expense)	$736	$(206)

12. Industry Segment Information and Foreign Operations
Since our inception, we have operated in the single industry segment of developing, manufacturing, selling and marketing medical devices.
We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia and South America, who then sell the products to medical institutions. No customer or distributor accounted for ten percent or more of net sales during the three and six month periods ended July 3, 2010 or July 4, 2009. Foreign subsidiary sales are predominantly to customers in Western Europe, Canada, Australia and Brazil and our foreign subsidiary assets are located in the same countries.
The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets accounted for more than ten percent of consolidated net sales or consolidated long-lived assets.

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

United States
Net sales	$96,870	$89,405	$195,180	$179,075
Long-lived assets	810,337	829,172	810,337	829,172

International
Net sales	39,498	36,983	76,114	70,951
Long-lived assets	16,262	17,550	16,262	17,550

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
Our net sales were $136.4 million and $271.3 million in the three and six month periods ended July 3, 2010, respectively, compared to $126.4 million and $250.0 million in the three and six months ended July 4, 2009, respectively. In the three and six months ended July 3, 2010, men’s health contributed $61.4 million and $125.8 million, or 45 percent and 46 percent of total net sales, respectively; BPH therapy contributed $29.2 million and $55.1 million, or 21 percent and 20 percent of total net sales, respectively; and women’s health contributed $44.5 million and $87.2 million, or 33 percent and 32 percent of total net sales, respectively.
We are making additional investments in support of long-term growth, to expand the market globally, and to strengthen our marketing, physician training, and regulatory functions outside the U.S. We also maintain our strong commitment to product innovation. Late in the second quarter of 2010 we launched the new GreenLight™ XPS (Xcelerated Performance System) Laser Therapy System, and we also received U.S. Food and Drug Administration (FDA) 510(k) clearance for the MoXy™ Liquid Cooled Fiber designed to be used with the new GreenLight™ XPS. In addition, in our female continence product line, we received FDA 510(k) clearance for the MiniArc® Precise Single-Incision Sling System for the treatment of female stress urinary incontinence (SUI). MiniArc® Precise is the next generation of the MiniArc® sling, the number one selling single-incision sling in the United States.
Our focus on managing our working capital, controlling costs, and driving operating leverage throughout our business continues to provide positive results. We generated net income of $20.6 million and $41.2 million in the three and six months ended July 3, 2010, compared to $16.9 million and $33.9 million in the three and six month periods ended July 4, 2009. Cash provided by operating activities totaled $49.9 million for the six months ended July 3, 2010, compared to $59.8 million in the six months ended July 4, 2009. We also retired $65.9 million and $56.4 million of debt in the six months ended July 3, 2010 and July 4, 2009, respectively.

Based on our areas of competitive strength, our strategy is to expand the reach of our products and address unmet needs in both established and new pelvic health markets. We determined that our Ovion female sterilization assets and technology (Ovion technology) and our Her Option® global endometrial cryoablation product line did not fit our long-term strategy. During the third quarter of 2009, we sold our Ovion technology for $23.6 million (see our Annual Report on Form 10-K for fiscal 2009, Notes to Consolidated Financial Statements — No. 5, Goodwill and Intangible Assets). In February of 2010, we sold the Her Option® product line for $20.5 million (see Notes to Consolidated Financial Statements — No. 8, Goodwill and Intangible Assets). We used the net proceeds from these sales to pay down our debt. The sale of these non-strategic assets will allow us to concentrate our efforts and resources on improving and expanding the global reach of our products to restore quality of life to men and women through innovative, life-changing solutions.
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
Results of Operations
The following table provides product category and geography details of our net sales for the three and six month periods ended July 3, 2010 compared to the three and six month periods ended July 4, 2009.

	Three Months Ended				Six Months Ended
(in thousands)	July 3, 2010	July 4, 2009	$ Increase	% Increase	July 3, 2010	July 4, 2009	$ Increase	% Increase

Net Sales
Men’s health	$61,361	$56,967	$4,394	7.7%	$125,841	$116,424	$9,417	8.1%
BPH therapy	29,176	28,084	1,092	3.9%	55,087	53,473	1,614	3.0%
Women’s health	44,491	38,467	6,024	15.7%	87,239	74,769	12,470	16.7%

Sub-total	135,028	123,518	11,510	9.3%	268,167	244,666	23,501	9.6%
Uterine health (a)	1,340	2,870	(1,530)	-53.3%	3,127	5,360	(2,233)	-41.7%

Total	$136,368	$126,388	$9,980	7.9%	$271,294	$250,026	$21,268	8.5%

Geography
United States	$95,530	$86,535	$8,995	10.4%	$192,053	$173,715	$18,338	10.6%
International	39,498	36,983	2,515	6.8%	76,114	70,951	5,163	7.3%

Sub-total	135,028	123,518	11,510	9.3%	268,167	244,666	23,501	9.6%
United States-Uterine health (a)	1,340	2,870	(1,530)	-53.3%	3,127	5,360	(2,233)	-41.7%

Total	$136,368	$126,388	$9,980	7.9%	$271,294	$250,026	$21,268	8.5%

	Three Months Ended				Six Months Ended

	July 3, 2010	July 4, 2009			July 3, 2010	July 4, 2009

Percent of net sales
Men’s health	45.0%	45.1%			46.4%	46.6%
BPH therapy	21.4%	22.2%			20.3%	21.4%
Women’s health	32.6%	30.4%			32.2%	29.9%

Sub-total	99.0%	97.7%			98.8%	97.9%
Uterine health (a)	1.0%	2.3%			1.2%	2.1%

Total	100.0%	100.0%			100.0%	100.0%

Geography
United States	71.0%	70.7%			71.9%	71.6%
International	29.0%	29.3%			28.1%	28.4%

Total	100.0%	100.0%			100.0%	100.0%

(a)	The uterine health product line, Her Option ® was sold in February, 2010. Revenues in the first six months of 2010 consist of end-customer revenue earned prior to the date of sale, in addition to revenue earned as part of the product supply agreement, which was part of the divestiture agreement with CooperSurgical, Inc.

The following table compares revenue, expense, and other income (expense) for the three and six months ended July 3, 2010 and July 4, 2009:

	Three Months Ended		$ Increase	% Increase	Six Months Ended		$ Increase	% Increase
(in thousands)	July 3, 2010	July 4, 2009	(Decrease)	(Decrease)	July 3, 2010	July 4, 2009	(Decrease)	(Decrease)

Net sales	$136,368	$126,388	$9,980	7.9%	$271,294	$250,026	$21,268	8.5%
Cost of sales	$22,805	$21,608	1,197	5.5%	$43,832	$44,950	(1,118)	-2.5%

Gross profit	113,563	104,780	8,783	8.4%	227,462	205,076	22,386	10.9%

Operating expenses
Marketing and selling	46,114	42,853	3,261	7.6%	94,311	86,201	8,110	9.4%
Research and development	13,837	13,166	671	5.1%	27,346	25,977	1,369	5.3%
General and administrative	11,797	11,660	137	1.2%	24,487	22,439	2,048	9.1%
Amortization of intangibles	3,030	3,401	(371)	-10.9%	6,077	6,666	(589)	-8.8%

Total operating expenses	74,778	71,080	3,698	5.2%	152,221	141,283	10,938	7.7%

Operating income	38,785	33,700	5,085	15.1%	75,241	63,793	11,448	17.9%

Royalty income	47	874	(827)	-94.6%	355	1,807	(1,452)	-80.4%
Interest expense	(3,584)	(4,966)	(1,382)	-27.8%	(7,538)	(10,376)	(2,838)	-27.4%
Amortization of financing costs	(3,346)	(3,974)	(628)	-15.8%	(7,039)	(7,955)	(916)	-11.5%
Gain on extinguishment of debt	—	—	—	n/a	—	4,562	4,562	n/a
Gain on sale of non-strategic assets	—	—	—	n/a	7,719	—	—	n/a
Other income	485	767	(282)	-36.8%	(31)	1,422	(1,453)	-102.2%

Income before taxes	32,387	26,401	5,986	22.7%	68,707	53,253	15,454	29.0%

Provision for income taxes	11,820	9,536	2,284	24.0%	27,482	19,308	8,174	42.3%

Net income	$20,567	$16,865	$3,702	22.0%	$41,225	$33,945	$7,280	21.4%

	Percent of Sales				Percent of Sales
	For the Three Months Ended				For the Six Months Ended

	July 3, 2010	July 4, 2009			July 3, 2010	July 4, 2009

Net sales	100.0%	100.0%			100.0%	100.0%
Cost of sales	16.7%	17.1%			16.2%	18.0%

Gross profit	83.3%	82.9%			83.8%	82.0%

Operating expenses
Marketing and selling	33.8%	33.9%			34.8%	34.5%
Research and development	10.1%	10.4%			10.1%	10.4%
General and administrative	8.7%	9.2%			9.0%	9.0%
Amortization of intangibles	2.2%	2.7%			2.2%	2.7%

Total operating expenses	54.8%	56.2%			56.1%	56.5%

Operating income	28.4%	26.7%			27.7%	25.5%

Royalty income	0.0%	0.7%			0.1%	0.7%
Interest expense	-2.6%	-3.9%			-2.8%	-4.1%
Amortization of financing costs	-2.5%	-3.1%			-2.6%	-3.2%
Gain on extinguishment of debt	0.0%	0.0%			0.0%	1.8%
Gain on sale of non-strategic assets	0.0%	0.0%			2.8%	0.0%
Other income	0.4%	0.6%			0.0%	0.6%

Income before taxes	23.7%	20.9%			25.3%	21.3%

Provision for income taxes	8.7%	7.5%			10.1%	7.7%

Net income	15.1%	13.3%			15.2%	13.6%

Comparison of the Three Months Ended July 3, 2010 to the Three Months Ended July 4, 2009
Net sales. Net sales of $136.4 million in the second quarter of 2010 represented an increase of 7.9 percent compared to $126.4 million in the second quarter of 2009. The weakening of the U.S. dollar in the second quarter of 2010, as compared to the second quarter of 2009, increased sales approximately $0.3 million. Growth in our business continues to be driven by the success of innovative products, most recently our women’s health pelvic floor repair products, such as Elevate® anterior and Elevate® posterior, and in BPH therapy, the launch of the new GreenLight™ XPS (Xcelerated Performance System) laser therapy system (GreenLight™ XPS) late in the second quarter.
Men’s health products. Net sales of men’s health products increased 7.7 percent to $61.4 million in the second quarter of 2010, compared to $57.0 million in the second quarter of 2009. The increase in men’s health was driven by strong sales of the AMS 700® MS™ in our erectile restoration product line and the AMS 800® Artificial Urinary Sphincter in our male continence product line.
BPH therapy products. Net sales from BPH therapy products increased 3.9 percent to $29.2 million in the second quarter of 2010, compared to $28.1 million in the same period in 2009. The increase was largely driven by strong sales of our GreenLight™ XPS console, which was launched late in the quarter, partially offset by a decrease in sales of Greenlight® fibers, primarily in the European market.
Women’s health products. Net sales of our women’s health products increased 15.7 percent to $44.5 million in the second quarter of 2010, compared to $38.5 million in the second quarter of 2009. We experienced strong growth in our pelvic floor repair product line driven by both Elevate® anterior and Elevate® posterior. The female continence product line contributed modest but improving sales growth, particularly in the U.S., driven by the MiniArc® Single-Incision Sling, which was partially offset by declines in certain international markets.
Uterine health products. We sold the Her Option® Global Endometrial Ablation product line on February 16, 2010 (see Notes to Consolidated Financial Statements — No. 8, Goodwill and Intangible Assets). Sales of $1.3 million in the three months ended July 3, 2010 resulted from the product supply agreement that is part of the divestiture agreement. We estimate the product supply agreement will result in approximately $0.5 to $1.0 million in sales during the second half of fiscal year 2010.
Net sales by geography and foreign exchange effects. Net sales in the United States, excluding the Her Option® product line that was sold during the first quarter of 2010, increased 10.4 percent to $95.5 million in the second quarter of 2010 compared to $86.5 million in the second quarter of 2009. Growth in domestic sales was led by our Women’s health products. International net sales increased by 6.8 percent to $39.5 million in the second quarter of 2010 compared to $37.0 million in the second quarter of 2009. International growth was led by our male continence product line.
Gross profit. Gross profit improved to 83.3 percent of sales in the second quarter of 2010, from 82.9 percent in the second quarter of 2009. We realized higher margins primarily due to the impact of ongoing manufacturing efficiencies and cost reduction programs. Future gross profit will continue to depend upon product and geographic mix, production levels, labor costs, raw material costs and our ability to manage overhead costs.
Marketing and selling. As a percentage of sales, marketing and selling expenses were consistent at 33.8 percent in the second quarter of 2010 compared to 33.9 percent in the same period in the prior year. This is the result of improved leveraging of sales expenses, offset by investments in marketing efforts to support product launches and geographic expansion.
Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. Research and development expenses as a percentage of sales were consistent at 10.1 percent in the second quarter of 2010 compared to 10.4 percent in the same period of 2009. These ratios are in line with our long-term goal for spending on research and development of approximately ten percent of sales.
General and administrative. General and administrative expenses as a percentage of sales decreased to 8.7 percent in the second quarter of 2010 from 9.2 percent in the second quarter of 2009, primarily as the second quarter of 2009 included certain incremental compensation related expenses. Our objective remains to leverage general and administrative expense as a percentage of sales.
Amortization of intangibles. Amortization of intangibles as a percentage of sales decreased to 2.2 percent in the second quarter of 2010 from 2.7 percent in the second quarter of 2009. The three month period ended July 3, 2010 reflects a decrease in amortization expense over the same period of 2009 primarily due to the sale of our Ovion technology in the third quarter of 2009 and the sale of the Her Option® product line in the first quarter of 2010, as intangible assets were disposed of in these transactions, thereby reducing on-going amortization expense.

Royalty income. Our royalty income is from licensing our intellectual property. We do not directly influence sales of the products on which these royalties are based and cannot give any assurance as to future income levels. Royalty income in the second quarter of 2010 was minimal, compared to approximately $0.9 million in the same period last year due to the sale of our Ovion technology in the third quarter of 2009 and the expiration of other royalty contracts.
Interest expense. Interest expense decreased by $1.4 million in the second quarter of 2010 from the comparable period in 2009 mainly due to the impact of debt prepayments made over the past year. Interest expense includes interest incurred on our 2036 Notes, which carry a fixed interest rate of 3.25 percent, the interest incurred on our 2041 Notes, which carry a fixed interest rate of 4.00 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent. We have an interest rate swap contract outstanding at July 3, 2010 that is designated as a cash flow hedge of the floating rate interest payments for a portion of our borrowings under the Credit Facility. At July 3, 2010, the portion of borrowings subject to this swap contract is $30.0 million, with a remaining term of two months. Including the impact of interest rate swaps, our weighted average interest rate on the credit facility was 3.0 percent and 4.4 percent for the three months ended July 3, 2010 and July 4, 2009, respectively. Average borrowings during the second quarter of 2010 on the Credit Facility were $68.6 million, compared to $214.1 million in the second quarter of 2009. Average borrowings on our 2036 Notes were $62.0 million and $312 million for the three months ended July 3, 2010 and July 4, 2009, respectively. Average borrowings on our 2041 Notes, which we issued in September of 2009 in exchange for 2036 Notes, were $250.0 million for the three months ended July 3, 2010.
Amortization of financing costs. Amortization of financing costs in the second quarter of 2010 and in the second quarter of 2009 was $3.3 million and $4.0 million, respectively, and was comprised of the incremental non-cash interest cost of our 2036 Notes and 2041 Notes, and amortization of the costs associated with the issuance of the Credit Facility, the 2036 Notes and the 2041 Notes. The lower amortization in the second quarter of 2010 was due to the impact of prepayments made over the past year, as we recognize a pro rata portion of the related debt discount and debt issuance costs when we retire debt.
Other income. Other income decreased by $0.3 million in the second quarter of 2010 compared to the same period in 2009. The primary cause of the change in other income relates to the impact of our foreign currency hedge transactions and fluctuations in foreign currencies against the U.S. dollar on foreign denominated inter-company receivables and payables.
Provision for income taxes. Our effective income tax rate was 36.5 percent and 36.1 percent for the second quarter of 2010 and second quarter of 2009, respectively. The increase in the current quarter effective tax rate is primarily due to the expiration of the federal research and development credit as of December 31, 2009, partially offset by our domestic manufacturing tax incentives.
Comparison of the Six Months Ended July 3, 2010 to the Six Months Ended July 4, 2009
Net sales. Net sales in the six months ended July 3, 2010 of $271.3 million represents an increase of 8.5 percent compared to the first six months ended July 4, 2009 of $250.0 million. Growth in our business continues to be driven by the success of innovative products, particularly our Elevate® anterior and Elevate® posterior pelvic floor repair products and by the strength in our men’s health erectile restoration products, and most recently the new GreenLight™ XPS console launched late in the second quarter.
Men’s health products. Net sales of men’s health products increased 8.1 percent to $125.8 million in the first six months of 2010 compared to $116.4 million in the first six months of 2009. This includes the positive impact of foreign currency exchange rates of approximately $1.5 million. Strong sales of our AMS 700® MS™, in our erectile restoration product line, and AMS 800® Artificial Urinary Sphincter, in our male continence product line, led the overall growth in the men’s health products.
BPH therapy products. Net sales from BPH therapy products increased 3.0 percent to $55.1 million in the first six months of 2010 compared to $53.5 million in the same period in 2009. This includes the positive impact of foreign currency exchange rates of approximately $0.6 million. The increase was driven by sales of our GreenLight® consoles and other laser therapy products, partially offset by a decrease in sales of GreenLight® fibers in our European markets.
Women’s health products. Net sales of our women’s health products increased 16.7 percent to $87.2 million in the first six months of 2010 compared to $74.8 million in the first six months of 2009. This includes the positive impact of foreign currency exchange rates of approximately $0.8 million. We experienced strong growth in our pelvic floor repair product line driven both by Elevate® anterior and Elevate® posterior. In addition, the female continence product line contributed modest sales growth in the U.S., which was partially offset by declines in certain international markets.
Uterine health products. We sold the Her Option® Global Endometrial Ablation product line on February 16, 2010 (see Notes to Consolidated Financial Statements — No. 8, Goodwill and Intangible Assets), and thus the six month period ended July 3, 2010 includes approximately six weeks of end-customer net sales of $1.2 million from that product in addition to sales of approximately $1.9 million after February 16, 2010 from the product supply agreement that is part of the divestiture agreement. We estimate the product supply agreement will result in approximately $0.5 to $1.0 million in sales during the second half of fiscal year 2010.
Net sales by geography and foreign exchange effects. Net sales in the United States, excluding the Her Option® product line that was sold during the first quarter of 2010, increased 10.6 percent to $192.1 million in the first six months of 2010 compared to $173.7 million in the first six months of 2009. Growth in domestic sales was led by our women’s health products with the highest growth coming from Elevate® anterior in our pelvic floor repair product line. International net sales increased by 7.3 percent to $76.1 million in the first six months of 2010 compared to $71.0 million in the first six months of 2009. International growth was led by our men’s health products with the highest growth coming from AMS 800® Artificial Urinary Sphincter in our male continence product line.
Gross profit. Gross profit improved to 83.8 percent of sales in the first six months of 2010 from 82.0 percent in the first six months of 2009. We realized higher margins through a combination of factors, primarily due to the impact of ongoing manufacturing efficiencies and cost reduction programs. Margins also increased due to improved reliability on our laser therapy products, which resulted in lower warranty and service costs. Future gross profit will continue to depend upon product and geographic mix, production levels, labor costs, raw material costs and our ability to manage overhead costs.
Marketing and selling. Marketing and selling expenses as a percentage of sales increased to 34.8 percent in the first six months of 2010 compared to 34.5 percent in the first six months of 2009. We have made investments in this area compared to the prior year mainly as a result of additional headcount and product evaluation expenses and marketing investments to support geographic expansion.
Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. Research and development expenses as a percentage of sales were consistent at 10.1 percent in the first six months of 2010 compared to 10.4 percent in the same period of 2009. These ratios are in line with our long-term goal for spending on research and development of approximately ten percent of sales.
General and administrative. General and administrative expenses as a percentage of sales of 9.0 percent were flat compared to the comparable prior period. The impact of incremental compensation related expenses in 2009 was offset by increased patent litigation costs in 2010, resulting in relatively consistent spending levels as a percent of revenue between years. Our objective remains to leverage general and administrative expense as a percentage of sales.
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. Amortization of intangibles decreased as percentage of sales to 2.2 percent in the first six months of 2010 compared to 2.7 percent in the first six months of 2009. The six month period ended July 3, 2010 reflects a decrease in amortization expense over the same period of 2009 primarily due to the sale of our Ovion technology in the third quarter of 2009 and the sale of the Her Option® product line in the first quarter of 2010, as intangible assets were disposed of in these transactions, thereby reducing on-going amortization expense.
Royalty income. Our royalty income is from licensing our intellectual property. We do not directly influence sales of the products on which these royalties are based and cannot give any assurance as to future income levels. Royalty income in the first six months of 2010 decreased approximately $1.5 million compared to the first six months of 2009 due to the sale of our Ovion technology in the third quarter of 2009 and the expiration of other royalty contracts.
Interest expense. Interest expense decreased by $2.8 million in the first six months of 2010 from the comparable period in 2009 mainly due to the impact of debt prepayments made over the past year. Interest expense includes interest incurred on our 2036 Notes, which carry a fixed interest rate of 3.25 percent, the interest incurred on our 2041 Notes, which carry a fixed interest rate of 4.00 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent. We have an interest rate swap contract outstanding at July 3, 2010 that is designated as a cash flow hedge of the floating rate interest payments for a portion of our borrowings under the Credit Facility. At July 3, 2010, the portion of borrowings subject to this swap contract is $30.0 million, with a remaining term of two months. Including the impact of interest rate swaps, our weighted average interest rate on the credit facility was 3.2 percent and 4.5 percent for the first six months of 2010 and the first six months of 2009, respectively. Average borrowings during the first six months of 2010 on the Credit Facility were $84.9 million, compared to $221.1 million in the first six months of 2009. Average borrowings on our 2036 Notes were $62.0 million and $322.0 million for the six months ended July 3, 2010 and July 4, 2009, respectively. Average borrowings on our 2041 Notes, which we issued in September of 2009 in exchange for 2036 Notes, were $250.0 million for the six months ended July 3, 2010.
Amortization of financing costs. Amortization of financing costs in the first six months of 2010 and in the first six months of 2009 was $7.0 million and $8.0 million, respectively, and was comprised of the incremental non-cash interest cost of our 2036 Notes and 2041 Notes, and amortization of the costs associated with the issuance of the Credit Facility, the 2036 Notes and the 2041 Notes. The lower amortization in the first six months of 2010 was due to the impact of prepayments made over the past year, as we recognize a pro rata portion of the related debt discount and debt issuance costs when we retire debt.
Gain on sale of non-strategic assets. During the first quarter of 2010, we sold the Her Option® Global Endometrial Ablation product line for $20.5 million. The final sale price after adjustment based on working capital balances at the time of sale was $19.5 million. We allocated a portion of our goodwill to the sale based on the relative fair value of the Her Option® product line and our remaining business. The consideration, less goodwill, the carrying value of tangible and intangible assets and related disposal costs resulted in a pre-tax gain of $7.7 million.
Other income. Other income decreased by $1.5 million in the first six months of 2010 compared to the same period in 2009. The primary cause of the change in other income relates to the impact of our foreign currency hedge transactions and fluctuations in foreign currencies against the U.S. dollar on foreign denominated inter-company receivables and payables.
Provision for income taxes. Our effective income tax expense rate was 40.0 percent and 36.3 percent for the six months ended July 3, 2010 and July 4, 2009, respectively. The increase in the effective tax rate is primarily due to the sale of the Her Option® product line in the first quarter of 2010, which had an effective tax rate of 65.7 percent on the pre-tax gain, as the majority of the goodwill allocated to the sale had no tax basis.
Liquidity and Capital Resources
Cash and cash equivalents was $23.6 million as of July 3, 2010, compared to $30.7 million as of January 2, 2010. In addition, short-term investments were $44.5 million as of July 3, 2010, compared to $19.9 million as of January 2, 2010. Short-term investments consist mostly of highly liquid money market funds that have not experienced any negative impact on liquidity or a decline in principal value. Overall, cash, cash equivalents and short-term investments increased $17.5 million in the first six months of 2010 compared to January 2, 2010.
Cash flows from operating activities. Cash provided by operating activities was $49.9 million in the first six months of 2010, versus $59.8 million provided during the comparable period of 2009, which is a decrease of $9.9 million. The main driver of the decrease is related to inventory, where $4.0 million of cash was used to build inventory during the first six months of 2010 compared to cash provided by reducing inventory of $4.5 million during the comparable period of 2009; this year over year change results in a decrease of $8.5 million in cash provided related to changes in inventory. The primary reason for the $4.0 million of cash used for inventory in the first six months of 2010 is an increase in BPH therapy inventory mainly due to the build phase for the recently launched GreenLight™ XPS console. The remaining decrease of $1.4 million of cash provided by operating activities was a result of normal operating fluctuations in accounts receivable, accounts payable, accrued expenses, and other operating assets.
Cash flows from investing activities. Cash used in investing activities was $9.5 million during the first six months of 2010, compared to cash provided by investing activities of $4.3 million in the first six months of 2009. Net cash provided by the sale of the Her Option® product line was $19.1 million and the proceeds were used to pay down our debt. We also increased our purchases of short-term investments during the first six months of 2010 compared to the comparable period of 2009 resulting in a balance in short-term investments of $44.5 million at the end of the second quarter of 2010 compared to $19.7 million at the end of the second quarter of 2009.
Cash flows from financing activities. Cash used for financing activities was $47.8 million during the first six months of 2010, versus $46.0 million used in the same period of 2009. The majority of cash was used for repayment of long-term debt in both periods. Cash used for repayment of long-term debt under our Credit Facility was $65.9 million and $29.1 million for the first six months of 2010 and 2009, respectively. In addition, we repurchased 2036 Notes with a principal amount of $27.3 million for a cash payment of $21.1 million during the first quarter of 2009. Cash received from the issuance of common stock was $17.2 million and $3.9 million during the first six months of 2010 and 2009, respectively, which was the result of stock option exercises and employee purchases of common stock through our employee stock purchase plan.

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
The following table illustrates the number of common share equivalents that would potentially be included in weighted average common shares for the calculation of diluted EPS, assuming various market prices of our stock:

If the average	The number of common share equivalents potentially included in the computation of
market price	of diluted EPS would be (1):						Percent Dilution (2)
of our stock is:	2036 Notes		2041 Notes		Total		2036 Notes	2041 Notes	Total
$19.00	—	(anti-dilutive)	—	(anti-dilutive)	—	(anti-dilutive)	0.0%	0.0%	0.0%
$20.00	0.1	million	0.4	million	0.5	million	0.1%	0.5%	0.6%
$22.50	0.4	million	1.8	million	2.2	million	0.6%	2.3%	2.9%
$25.00	0.7	million	2.9	million	3.6	million	0.9%	3.7%	4.6%
$27.50	0.9	million	3.8	million	4.7	million	1.2%	4.8%	6.0%
$30.00	1.1	million	4.5	million	5.6	million	1.5%	5.6%	7.1%

(1)	Common share equivalents are calculated using the treasury stock method. The formula to calculate the potentially dilutive shares related to our Convertible Notes is as follows:

(2)	The percent dilution is based on 75,972,968 outstanding shares as of July 3, 2010.
For the three and six months ended July 3, 2010, our Convertible Notes had a dilutive effect on our net income per share calculation and were included in the calculation of diluted earnings per share.
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
On August 12, 2009, we entered into a Consent and Second Amendment to our Credit Facility, which allowed us to exchange a portion of our existing convertible senior subordinated notes for new convertible senior subordinated notes. On October 29, 2007, we entered into a First Amendment of our Credit Facility to modify certain financial covenant ratios as defined in the Credit Facility (the First Amendment). Pursuant to the terms of the First Amendment, certain of the financial tests and covenants were amended and restated, including the interest coverage ratio, the total leverage ratio, the fixed charge coverage ratio, and the maximum consolidated capital expenditures.

As of July 3, 2010, we were in compliance with all financial covenants as defined in our Credit Facility which are summarized as follows:

Financial Covenant	Required Covenant	Actual Result

Total Leverage Ratio (1)	3.00:1.00 (maximum)	2.02
Senior Leverage Ratio (2)	2.00:1.00 (maximum)	0.32
Interest Coverage Ratio (3)	4.00:1.00 (minimum)	10.95
Fixed Charge Coverage Ratio (4)	1.50:1.00 (minimum)	2.25
Maximum Capital Expenditures (5)	$20.0 million	$3.5	million

(1)	Total outstanding debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(2)	Total outstanding senior secured debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(3)	Ratio of Consolidated Adjusted EBITDA for the trailing four quarters to cash interest expense for such period.

(4)	Ratio of Consolidated Adjusted EBITDA for the trailing four quarters to fixed charges (cash interest expense, scheduled principal payments on debt, capital expenditures, income taxes paid, earn-out and milestone payments) for such period.

(5)	Limit of capital expenditures for the full year.
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
Additional Information
We are currently subject to the informational requirements of the Securities Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly, and current reports, and proxy and information statements. You are advised to read this Form 10-Q in conjunction with the other reports, proxy statements, and other documents we file with or furnish to the SEC from time to time. If you would like more information regarding our Company, you may read and copy the reports, proxy and information statements and other documents we file with or furnish to the SEC, at prescribed rates, at the SEC’s public reference room at 100 F. Street, NE, Room 1580, Washington, DC 20549. You may obtain information regarding the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC’s website. The address of this website is http://www.sec.gov.
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
For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended January 2, 2010 under the heading “Part I — Item 1A. Risk Factors”, and “Part II — Item 1A. Risk Factors” contained in our quarterly reports on Form 10-Q for our 2010 fiscal quarters.
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
Interest Rates
We have interest rate risk as a result of the floating LIBOR index that is used to determine the interest rates on our Credit Facility. We use derivatives to mitigate a portion of our exposure to volatility in interest rates. The interest rate swap contract outstanding at July 3, 2010 is designated as a cash flow hedge of the floating rate interest payments for a portion of our borrowings under the Credit Facility. The portion of borrowings subject to this swap contract is $30.0 million. This contract has a remaining term of two months. Based on a sensitivity analysis, as of July 3, 2010, an instantaneous and sustained 100-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a decrease in income before income taxes of approximately $0.5 million over the next 12 months. The estimated impact to income takes into account the mitigating effect of the interest rate swap agreement. The notional amount of the contract amortizes over its term, and the amount of floating rate debt hedged in the future will depend on prepayments and additional contracts.
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
During the three and six month periods ended July 3, 2010, revenues from sales to customers outside the United States were 29.0 percent and 28.1 percent of total consolidated revenues. International accounts receivable was 43.8 percent, inventory was 5.9 percent, cash and short-term investments was 18.7 percent, and accounts payable was 28.8 percent of total consolidated accounts for each of these items as of July 3, 2010. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $0.5 million and $1.0 million during the three and six months ended July 3, 2010.
We have entered into various foreign exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on our forecasted sales to and receivables from certain subsidiaries. At July 3, 2010, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $32.6 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $3.3 million. Actual amounts may differ.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of July 3, 2010.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the second quarter ended July 3, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In July 2010, we were advised by the Office of Inspector General (OIG) of the United States Department of Health and Human Services that the OIG had closed, without action as to the Company, the investigation in connection with which we had received a document subpoena in May 2009.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part I — Item 1A. of our Annual Report on Form 10-K for the year ended January 2, 2010, except as disclosed in our Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.

ITEM 6. EXHIBITS

Item
No.	Item	Method of Filing
10.1	Summary of Director Compensation (Version Modified April 2010).	Incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q for the Fiscal Quarter Ended April 3, 2010 (File No. 000-30733).

10.2	Form of Restricted Stock Award for Directors under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the Fiscal Quarter Ended April 3, 2010 (File No. 000-30733).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

101.1	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended July 3, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.	Filed Electronically

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS
HOLDINGS, INC.

August 10, 2010	By	/s/ Anthony P. Bihl, III

Date		Anthony P. Bihl, III
President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2010	By	/s/ Mark A. Heggestad

Date		Mark A. Heggestad
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Fiscal Quarter Ended July 3, 2010

Item
No.	Item	Method of Filing
10.1	Summary of Director Compensation (Version Modified April 2010).	Incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q for the Fiscal Quarter Ended April 3, 2010 (File No. 000-30733).

10.2	Form of Restricted Stock Award for Directors under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the Fiscal Quarter Ended April 3, 2010 (File No. 000-30733).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

101.1	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended July 3, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.	Filed Electronically