Form 10-Q
period 2010-10-02
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2010-11-08
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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
     As of November 1, 2010 there were 76,466,839 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net sales	$124,029	$123,231	$395,323	$373,257
Cost of sales	21,963	21,284	65,795	66,234

Gross profit	102,066	101,947	329,528	307,023

Operating expenses
Marketing and selling	42,637	42,489	136,948	128,690
Research and development	12,630	12,434	39,976	38,411
General and administrative	10,850	10,459	35,337	32,898
Amortization of intangibles	3,053	3,358	9,130	10,024

Total operating expenses	69,170	68,740	221,391	210,023

Operating income	32,896	33,207	108,137	97,000

Other income (expense)
Royalty income	153	961	508	2,768
Interest expense	(3,329)	(4,674)	(10,867)	(15,050)
Amortization of financing costs	(3,503)	(4,395)	(10,542)	(12,350)
Gain on extinguishment of debt	—	5,563	—	10,125
Gain on sale of non-strategic assets	—	17,446	7,719	17,446
Other income (expense)	1,883	(324)	1,852	1,098

Total other (expense) income	(4,796)	14,577	(11,330)	4,037

Income before income taxes	28,100	47,784	96,807	101,037

Provision for income taxes	9,528	19,163	37,010	38,471

Net income	$18,572	$28,621	$59,797	$62,566

Net income per share
Basic net earnings	$0.24	$0.39	$0.79	$0.85
Diluted net earnings	$0.24	$0.38	$0.77	$0.84

Weighted average common shares used in calculation
Basic	76,151	74,278	75,627	73,939
Diluted	78,545	74,998	77,643	74,456
The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	October 2, 2010	January 2, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$17,836	$30,670
Short-term investments	43,941	19,868
Accounts receivable, net	91,561	102,590
Inventories, net	35,254	30,276
Deferred income taxes	15,012	14,870
Other current assets	4,885	6,067

Total current assets	208,489	204,341

Property, plant and equipment, net	42,481	44,120
Goodwill	683,987	690,899
Developed and core technology, net	42,742	51,631
Other intangibles, net	50,713	49,937
Other long-term assets, net	5,347	6,223

Total assets	$1,033,759	$1,047,151

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,866	$9,114
Income taxes payable	2,140	4,495
Accrued compensation expenses	25,923	29,603
Accrued warranty expense	2,427	2,293
Other accrued expenses	21,150	25,760

Total current liabilities	59,506	71,265

Long-term debt	259,895	346,229
Deferred income taxes	58,629	62,347
Long-term income taxes payable	18,698	18,206
Long-term employee benefit obligations	3,745	3,745

Total liabilities	400,473	501,792

Stockholders’ equity
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding: 76,347,633 shares at October 2, 2010 and 74,715,839 shares at January 2, 2010	764	747
Additional paid-in capital	428,851	399,468
Accumulated other comprehensive income	5,111	6,381
Retained earnings	198,560	138,763

Total stockholders’ equity	633,286	545,359

Total liabilities and stockholders’ equity	$1,033,759	$1,047,151

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	October 2, 2010	October 3, 2009
Cash flows from operating activities
Net income	$59,797	$62,566

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	7,202	7,290
Amortization of intangibles	9,130	10,024
Amortization of deferred financing costs	10,542	12,350
Excess tax benefit from stock-based compensation	(1,551)	(486)
Tax benefit from stock-based compensation	3,435	1,336
Net settlement of derivative contracts	(970)	171
Change in net deferred income taxes	(5,061)	3,708
Gain on extinguishment of debt	—	(10,125)
Gain on sale of non-strategic assets	(7,719)	(17,446)
Stock-based compensation	6,284	6,649

Changes in operating assets and liabilities:
Accounts receivable	7,215	6,276
Inventories	(5,142)	5,714
Accounts payable and accrued expenses	(9,852)	9,466
Other assets	915	(308)

Net cash provided by operating activities	74,225	97,185

Cash flows from investing activities
Purchase of property, plant and equipment	(5,826)	(3,688)
Net settlement of derivative contracts	970	(171)
Sale of non-strategic assets, net	19,043	18,982
Purchase of other intangibles	(2,438)	(5,392)
Purchase of short-term investments	(57,516)	(18,743)
Sale of short-term investments	33,432	30,638

Net cash (used in) provided by investing activities	(12,335)	21,626

Cash flows from financing activities
Issuance of common stock	21,211	6,416
Excess tax benefit from stock-based compensation	1,551	486
Debt issuance costs	—	(7,697)
Repurchase of convertible senior subordinated notes	—	(21,125)
Payments on senior secured credit facility	(96,963)	(78,173)

Net cash used in financing activities	(74,201)	(100,093)

Effect of currency exchange rates on cash	(523)	(614)

Net (decrease) increase in cash and cash equivalents	(12,834)	18,104

Cash and cash equivalents at beginning of period	30,670	11,642

Cash and cash equivalents at end of period	$17,836	$29,746

Supplemental disclosure
Cash paid for interest	$13,984	$12,353
Cash paid for taxes	$40,414	$28,915
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
We have a 52 or 53 week fiscal year ending on the Saturday nearest December 31. Accordingly, the third fiscal quarters of 2010 and 2009 are represented by the three month periods ended on October 2, 2010 and October 3, 2009, respectively.
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
3. Stock-Based Compensation
At October 2, 2010, the 2005 Stock Incentive Plan, as amended and restated (2005 Plan), is our one active stock-based employee compensation plan under which new awards may be granted. Awards under the 2005 Plan include incentive stock options, non-qualified option grants and restricted stock. Amounts recognized in our financial statements related to stock-based compensation were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Cost of sales	$237	$230	$738	$716
Marketing and selling	486	489	1,447	1,456
Research and development	295	296	880	885
General and administrative	1,136	1,158	3,219	3,592

Total stock-based compensation expense	$2,154	$2,173	$6,284	$6,649

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
Stock option activity under our 2005 Plan and 2000 Plan for the nine months ended October 2, 2010 was as follows:

		Weighted average	Aggregate
	Options	exercise price	Intrinsic
	outstanding	per share	Value
			(in thousands)
Balance at January 2, 2010	7,161,545	$15.08
Granted	1,463,785	19.15
Exercised	(1,459,340)	13.41
Cancelled or expired	(306,191)	17.46

Balance at October 2, 2010	6,859,799	$16.20	$24,663

Options exercisable at October 2, 2010	3,964,552	$16.16	$14,441

The total intrinsic value of options exercised during the three and nine months ended October 2, 2010 was $3.3 million and $11.1 million, respectively. As of October 2, 2010, we had $13.9 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 2.8 years.
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
Restricted stock activity under our 2005 Plan for the nine months ended October 2, 2010 was as follows:

		Weighted average
	Unvested shares	grant date fair value
	outstanding	per share
Balance at January 2, 2010	233,525	$15.79
Granted	196,520	19.43
Vested	(57,710)	16.70
Cancelled	(26,450)	15.94

Balance at October 2, 2010	345,885	$17.69

As of October 2, 2010, we had $4.7 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock awards granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 3.0 years.

4. Earnings per Share
The following table presents information necessary to calculate basic and diluted net income per common share and common share equivalents.

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net income	$18,572	$28,621	$59,797	$62,566

Weighted-average shares outstanding for basic net income per share	76,151	74,278	75,627	73,939
Dilutive effect of stock options, restricted shares and convertible notes	2,394	720	2,016	517

Adjusted weighted-average shares outstanding for diluted net income per share	78,545	74,998	77,643	74,456

Net income per share
Basic net earnings	$0.24	$0.39	$0.79	$0.85
Diluted net earnings	$0.24	$0.38	$0.77	$0.84
There were 1,606,543 and 1,555,994 weighted shares outstanding for the three and nine month periods ended October 2, 2010, respectively, that were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive. For the three and nine month periods ended October 3, 2009, there were 4,411,863 and 5,981,657 weighted shares outstanding, respectively, that were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive.
5. Inventories
Inventories consist of the following as of October 2, 2010 and January 2, 2010:

(in thousands)	October 2, 2010	January 2, 2010

Raw materials	$9,288	$10,117
Work in process	4,277	3,399
Finished goods	26,440	21,791
Obsolescence reserve	(4,751)	(5,031)

Net inventories	$35,254	$30,276

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
Changes in the warranty balance during the three and nine months ended October 2, 2010 and October 3, 2009 are presented below:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Balance, beginning of period	$2,409	$2,469	$2,293	$3,287
Provisions for warranty	316	313	1,170	1,276
Claims processed	(298)	(353)	(1,036)	(2,134)

Balance, end of period	$2,427	$2,429	$2,427	$2,429

7. Comprehensive Income
Comprehensive income is the sum of net income as reported and other comprehensive income (loss). Other comprehensive income (loss) resulted from foreign currency translation adjustments, gains (losses) on derivative instruments qualifying as hedges, and gains (losses) on available-for-sale investments. For more information on derivatives, see Note 11, Derivative Instruments and Hedging Activities. Comprehensive income for the three and nine months ended October 2, 2010 and October 3, 2009 was:

	Three Months Ended
(in thousands)	October 2, 2010	October 3, 2009

Net income	$18,572	$28,621

Foreign currency translation gain, net of taxes of ($60) and $0, respectively	3,029	927
Fair value adjustment on derivatives designated as cash flow hedges, net of taxes of $1,791 and $822, respectively	(2,949)	(1,321)
Reclassification adjustments on cash flow hedges settled and included in net income, net of tax of $117 and ($582), respectively	(192)	1,071
Unrealized (loss) gain on available-for-sale securities, net of taxes of $43 and ($48), respectively	(69)	80

Comprehensive income	$18,391	$29,378

	Nine Months Ended
(in thousands)	October 2, 2010	October 3, 2009

Net income	$59,797	$62,566

Foreign currency translation (loss) gain, net of taxes of $31 and ($7), respectively	(1,004)	2,221
Fair value adjustment on derivatives designated as cash flow hedges, net of taxes of ($14) and $1,735, respectively	22	(2,867)
Reclassification adjustments on cash flow hedges settled and included in net income, net of tax of $164 and ($1,144), respectively	(272)	1,891
Unrealized (loss) gain on available-for-sale securities, net of taxes of $10 and ($123), respectively	(16)	209

Comprehensive income	$58,527	$64,020

The after-tax components of accumulated other comprehensive income (loss) as of October 2, 2010 and January 2, 2010, were as follows:

Net Unrealized
	Loss on			Net Unrealized	Total
	Derivative		Foreign	Gain on	Accumulated
	Instruments	Post-retirement	Currency	Available-for-	Other
	Qualifying as	Plan Liability	Translation	Sale	Comprehensive
(in thousands)	Hedges	Adjustment	Adjustment	Investments	Income

Balance at January 2, 2010	$(1,289)	$(24)	$7,500	$194	$6,381

Balance at October 2, 2010	$(1,539)	$(24)	$6,496	$178	$5,111

8. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine month period ended October 2, 2010 were:

Nine Months Ended
(in thousands)	October 2, 2010

Goodwill, beginning of the period	$690,899
Allocation of goodwill to sale of non-strategic assets	(6,400)
Effect of currency translation	(512)

Goodwill, end of the period	$683,987

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
The following table provides additional information concerning intangible assets:

	October 2, 2010			January 2, 2010
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	value	amount	amortization	value

Developed and core technology	$132,953	$(90,211)	$42,742	$137,553	$(85,922)	$51,631

Other intangibles
Amortized
Patents	11,275	(9,637)	1,638	11,510	(9,693)	1,817
Licenses	18,129	(9,964)	8,165	15,913	(9,034)	6,879
Trademarks	2,233	(2,123)	110	2,208	(1,767)	441

Total amortized other intangible assets	31,637	(21,724)	9,913	29,631	(20,494)	9,137

Unamortized
Trademarks	40,800	—	40,800	40,800	—	40,800

Total other intangibles	72,437	(21,724)	50,713	70,431	(20,494)	49,937

Total intangible assets	$205,390	$(111,935)	$93,455	$207,984	$(106,416)	$101,568

The estimated amortization expense for currently-owned intangibles, as presented above, for the years 2010 through 2014 is $12.1 million, $11.5 million, $9.2 million, $9.2 million and $7.0 million, respectively.
During the second quarter of 2009, we purchased a license for the exclusive rights to certain patents through the year 2018 for $9.0 million, of which $7.9 million has been paid as of October 2, 2010, and the remaining $1.1 million is structured to be paid out within the next six months. All payments related to the patents are included in licenses and will be amortized over 7.5 years, which is the remaining useful life of the patents.
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
The six-year senior secured Credit Facility consists of (i) term loan debt and (ii) a revolving credit facility of up to $65.0 million which is available to fund ongoing working capital needs, including future capital expenditures and permitted acquisitions. As of October 2, 2010 and January 2, 2010, there were $28.3 million and $125.3 million, respectively, of term loans outstanding under the Credit Facility.
At our option, term loans under the Credit Facility (other than swing line loans) bear interest at a variable rate based on LIBOR or an alternative variable rate based on the greater of the prime rate or the federal funds effective rate plus 0.5 of 1.0 percent (Federal Funds Rate) plus an applicable margin. The applicable margin for term loans based on LIBOR is 2.25 percent per annum, while the applicable margin for term loans based on the prime rate or the Federal Funds Rate is 1.25 percent per annum. As of October 2, 2010, all debt under the Credit Facility had a variable interest rate based on the LIBOR index. The applicable margin for loans under the revolving credit facility is determined by reference to our total leverage ratio, as defined in the Credit Facility. In addition to initial Credit Facility fees and reimbursement of agent expenses, we are obligated to pay commitment fees on the revolving credit facility.
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
We have used cash provided by our operating activities, along with the proceeds from the sale of Her Option® in the first quarter of 2010, to pay down our debt during 2010. Amortization and other prepayments of $31.1 million and $97.0 million were made during the three and nine months ended October 2, 2010, respectively. During the third quarter of 2009, we sold our Ovion female sterilization assets and technology for $23.6 million and we used the proceeds to pay down our debt. Amortization and other prepayments of $49.1 million and $78.2 million were made during the three and nine months ended October 3, 2009, respectively.
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
Fees of $10.5 million are classified as debt discount and are being accreted to amortization of financing costs using the effective interest method over a six year period. Additional debt issuance costs of approximately $2.4 million are recorded as other long term assets and are being amortized over six years on a straight-line method, which approximates the effective interest method. Upon payment of the prepayments described above, a pro rata portion of the related fees and debt issuance costs of $0.4 million and $1.3 million was immediately charged to amortization of financing costs in three and nine months ended October 2, 2010, respectively, and $0.9 million and $1.4 million was immediately charged to amortization of financing costs in the three and nine months ended October 3, 2009, respectively.
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
We separately account for the liability and equity components of our 2036 Notes in a manner that reflects our nonconvertible borrowing rate. The equity component of our 2036 Notes was $45.4 million as of October 2, 2010 and January 2, 2010, and is recorded in additional paid-in capital. As of October 2, 2010, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $62.0 million, $9.3 million and $52.7 million, respectively. The unamortized discount will be amortized over a remaining period of 2.7 years and the amortization expense is included in “amortization of financing costs” on the Consolidated Statements of Operations. As of January 2, 2010, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $62.0 million, $11.5 million and $50.5 million, respectively. The effective interest rate on the liability component was 9.5% for each of the three and nine months ended October 2, 2010 and October 3, 2009. During the three and nine months ended October 2, 2010, we recognized $0.5 million and $1.5 million, respectively, of interest expense representing the contractual interest coupon on our 2036 Notes, and $0.7 million and $2.1 million, respectively, of amortization expense related to the discount on the liability component. During the three and nine months ended October 3, 2009, we recognized $2.2 million and $7.5 million, resepectively, of interest expense representing the contractual interest coupon on our 2036 Notes, and $3.0 million and $9.7 million, respectively of amortization expense related to the discount on the liability component.
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
Similar to our 2036 Notes, we separately account for the liability and equity components of our 2041 Notes in a manner that reflects our nonconvertible borrowing rate. The excess of the principal amount of the liability component over its carrying amount is treated as debt discount and amortized using the effective interest method. In addition, debt issuance costs of approximately $7.7 million were allocated to the liability and equity components of the 2041 Notes. Approximately $5.3 million of the debt issuance costs were allocated to the liability component, recorded in other long-term assets, and are being amortized on a straight line basis, which approximates the effective interest method, over seven years (representing the time period until the first put date under the 2041 Notes). Approximately $2.4 million of the debt issuance costs were allocated to the equity component and are treated as equity issuance costs and are not amortized.
The equity component of our 2041 Notes was $76.4 million as of October 2, 2010 and January 2, 2010, and is recorded in additional paid-in capital. As of October 2, 2010, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $250.0 million, $70.5 million and $179.5 million, respectively. The unamortized discount will be amortized over a remaining period of 6.0 years and the amortization expense is included in “amortization of financing costs” on the Consolidated Statements of Operations. As of January 2, 2010, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $250.0 million, $76.7 million and $173.3 million, respectively. The effective interest rate on the liability component was 10.2% each of the the three and nine months ended October 2, 2010 and October 3, 2009. During the three and nine months ended October 2, 2010, we recognized $2.5 million and $7.5 million, respectively, of interest expense representing the contractual interest coupon on our 2041 Notes, and $2.1 million and $6.2 million of amortization expense related to the discount on the liability component. During the three and nine months ended October 3, 2009, we recognized $0.4 million, of interest expense representing the contractual interest coupon on our 2041 Notes, and $0.2 million of amortization expense related to the discount on the liability component.
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
The following supplemental condensed consolidating financial information presents the statements of operations for each of the three and nine month periods ended October 2, 2010 and October 3, 2009, the balance sheets as of October 2, 2010 and January 2, 2010, and the statements of cash flows for each of the nine month periods ended October 2, 2010 and October 3, 2009, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group. In the condensed consolidating financial statements, we and the Guarantor Subsidiaries account for investment in wholly-owned subsidiaries using the equity method.
American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended October 2, 2010
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$115,517	$23,552	$(15,040)	$124,029
Cost of sales	—	21,973	14,762	(14,772)	21,963

Gross profit	—	93,544	8,790	(268)	102,066

Operating expenses
Marketing and selling	—	33,467	9,170	—	42,637
Research and development	—	12,715	(85)	—	12,630
General and administrative	—	10,850	—	—	10,850
Amortization of intangibles	—	3,053	—	—	3,053

Total operating expenses	—	60,085	9,085	—	69,170

Operating income	—	33,459	(295)	(268)	32,896

Other (expense) income
Royalty income	—	153	—	—	153
Interest expense	(2,979)	(342)	(32)	24	(3,329)
Amortization of financing costs	(3,050)	(453)	—	—	(3,503)
Gain on extinguishment of debt	—	—	—	—	—
Gain on sale of non-strategic assets	—	—	—	—	—
Other income	—	1,779	69	35	1,883

Total other (expense) income	(6,029)	1,137	37	59	(4,796)

(Loss) income before income taxes	(6,029)	34,596	(258)	(209)	28,100

Provision (benefit) for income taxes	(2,273)	11,900	(20)	(79)	9,528
Equity in earnings of subsidiary	22,458	(238)	—	(22,220)	—

Net income (loss)	$18,702	$22,458	$(238)	$(22,350)	$18,572

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Nine Months Ended October 2, 2010
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$361,684	$84,524	$(50,885)	$395,323
Cost of sales	—	64,804	50,398	(49,407)	65,795

Gross profit	—	296,880	34,126	(1,478)	329,528

Operating expenses
Marketing and selling	—	106,135	30,813	—	136,948
Research and development	—	39,834	142	—	39,976
General and administrative	—	35,337	—	—	35,337
Amortization of intangibles	—	9,130	—	—	9,130

Total operating expenses	—	190,436	30,955	—	221,391

Operating income	—	106,444	3,171	(1,478)	108,137

Other (expense) income
Royalty income	—	508	—	—	508
Interest expense	(8,969)	(1,883)	(87)	72	(10,867)
Amortization of financing costs	(8,906)	(1,636)	—	—	(10,542)
Gain on extinguishment of debt	—	—	—	—	—
Gain on sale of non-strategic assets	—	7,719	—	—	7,719
Other income (expense)	—	2,188	(263)	(73)	1,852

Total other (expense) income	(17,875)	6,896	(350)	(1)	(11,330)

(Loss) income before income taxes	(17,875)	113,340	2,821	(1,479)	96,807

Provision (benefit) for income taxes	(6,741)	43,222	1,087	(558)	37,010
Equity in earnings of subsidiary	71,852	1,734	—	(73,586)	—

Net income	$60,718	$71,852	$1,734	$(74,507)	$59,797

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended October 3, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$115,207	$23,770	$(15,746)	$123,231
Cost of sales	—	21,203	15,643	(15,562)	21,284

Gross profit	—	94,004	8,127	(184)	101,947

Operating expenses
Marketing and selling	—	32,831	9,658	—	42,489
Research and development	—	12,450	(16)	—	12,434
General and administrative	—	10,459	—	—	10,459
Amortization of intangibles	—	3,358	—	—	3,358

Total operating expenses	—	59,098	9,642	—	68,740

Operating income	—	34,906	(1,515)	(184)	33,207

Other (expense) income
Royalty income	—	961	—	—	961
Interest expense	(2,609)	(2,058)	(41)	34	(4,674)
Amortization of financing costs	(3,290)	(1,105)	—	—	(4,395)
Gain on extinguishment of debt	5,563	—	—	—	5,563
Gain on sale of non-strategic assets	—	17,446	—	—	17,446
Other (expense) income	—	(545)	236	(15)	(324)

Total other (expense) income	(336)	14,699	195	19	14,577

(Loss) income before income taxes	(336)	49,605	(1,320)	(165)	47,784

Provision (benefit) for income taxes	(127)	19,813	(460)	(63)	19,163
Equity in earnings of subsidiary	28,932	(860)	—	(28,072)	—

Net income (loss)	$28,723	$28,932	$(860)	$(28,174)	$28,621

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Nine Months Ended October 3, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$340,272	$79,111	$(46,126)	$373,257
Cost of sales	—	65,623	46,960	(46,349)	66,234

Gross profit	—	274,649	32,151	223	307,023

Operating expenses
Marketing and selling	—	100,368	28,322	—	128,690
Research and development	—	38,434	(23)	—	38,411
General and administrative	—	32,898	—	—	32,898
Amortization of intangibles	—	10,024	—	—	10,024

Total operating expenses	—	181,724	28,299	—	210,023

Operating income	—	92,925	3,852	223	97,000

Other (expense) income
Royalty income	—	2,768	—	—	2,768
Interest expense	(7,858)	(7,168)	(156)	132	(15,050)
Amortization of financing costs	(10,052)	(2,298)	—	—	(12,350)
Gain on extinguishment of debt	10,125	—	—	—	10,125
Gain on sale of non-strategic assets	—	17,446			17,446
Other income (expense)	—	813	396	(111)	1,098

Total other (expense) income	(7,785)	11,561	240	21	4,037

(Loss) income before income taxes	(7,785)	104,486	4,092	244	101,037

Provision (benefit) for income taxes	(2,936)	39,893	1,424	90	38,471
Equity in earnings of subsidiary	67,261	2,668	—	(69,929)	—

Net income	$62,412	$67,261	$2,668	$(69,775)	$62,566

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of October 2, 2010
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$2,974	$14,862	$—	$17,836
Short-term investments	10,097	33,735	109	—	43,941
Accounts receivable, net	639,946	49,531	28,647	(626,563)	91,561
Inventories, net	—	33,018	8,403	(6,167)	35,254
Deferred income taxes	—	14,017	995	—	15,012
Other current assets	—	3,465	1,420	—	4,885

Total current assets	650,043	136,740	54,436	(632,730)	208,489

Property, plant and equipment, net	—	41,224	1,257	—	42,481
Goodwill	—	621,793	86,215	(24,021)	683,987
Developed and core technology, net	—	42,742	—	—	42,742
Other intangibles, net	—	50,713	—	—	50,713
Investment in subsidiaries	263,530	45,788	—	(309,318)	—
Other long-term assets, net	4,557	103	687	—	5,347

Total assets	$918,130	$939,103	$142,595	$(966,069)	$1,033,759

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$(2,009)	$578,883	$75,523	$(644,531)	$7,866
Income taxes payable	(3,113)	5,737	(484)	—	2,140
Accrued compensation expenses	—	21,299	4,624	—	25,923
Accrued warranty expense	—	2,456	(29)	—	2,427
Other accrued expenses	1,006	16,406	3,738	—	21,150

Total current liabilities	(4,116)	624,781	83,372	(644,531)	59,506

Non-current liabilities
Long-term debt	232,199	27,696	—	—	259,895
Intercompany loans payable	—	—	12,220	(12,220)	—
Deferred income taxes	56,761	653	1,215	—	58,629
Long-term income taxes payable	—	18,698	—	—	18,698
Long-term employee benefit obligations	—	3,745	—	—	3,745

Total non-current liabilities	288,960	50,792	13,435	(12,220)	340,967

Total liabilities	284,844	675,573	96,807	(656,751)	400,473

Stockholders’ equity
Common stock	764	—	128	(128)	764
Additional paid-in capital	428,851	3,424	57,659	(61,083)	428,851
Accumulated other comprehensive income	5,110	(468)	6,497	(6,028)	5,111
Retained earnings (deficit)	198,561	260,574	(18,496)	(242,079)	198,560

Total stockholders’ equity	633,286	263,530	45,788	(309,318)	633,286

Total liabilities and stockholders’ equity	$918,130	$939,103	$142,595	$(966,069)	$1,033,759

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

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Nine Months Ended October 2, 2010
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(22,762)	$95,524	$1,463	$—	$74,225

Cash flows from investing activities
Purchase of property, plant and equipment	—	(5,588)	(238)	—	(5,826)
Purchase of other intangibles	—	(2,438)	—	—	(2,438)
Sale of non-strategic assets, net	—	19,043	—	—	19,043
Purchase of short-term investments	—	(57,284)	(232)	—	(57,516)
Sale of short-term investments	—	32,737	695	—	33,432
Net settlement of derivative contracts	—	970		—	970

Net cash (used in) provided by investing activities	—	(12,560)	225	—	(12,335)

Cash flows from financing activities
Issuance of common stock	21,211	—	—	—	21,211
Excess tax benefit from stock-based compensation	1,551	—	—	—	1,551
Payments on senior secured credit facility	—	(96,963)	—	—	(96,963)
Repurchase of convertible senior subordinated notes	—	—	—	—	—

Net cash provided by (used in) financing activities	22,762	(96,963)	—	—	(74,201)

Effect of exchange rates on cash	—	—	(523)	—	(523)

Net (decrease) increase in cash and cash equivalents	—	(13,999)	1,165	—	(12,834)

Cash and cash equivalents at beginning of period	—	16,973	13,697	—	30,670

Cash and cash equivalents at end of period	$—	$2,974	$14,862	$—	$17,836

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Nine Months Ended October 3, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash provided by operating activities	$21,920	$69,205	$6,060	$—	$97,185

Cash flows from investing activities
Purchase of property, plant and equipment	—	(3,391)	(297)	—	(3,688)
Sale of non-strategic assets, net	—	18,982	—		18,982
Purchase of other intangibles	—	(5,392)	—	—	(5,392)
Purchase of short-term investments	—	(18,149)	(594)	—	(18,743)
Sale of short-term investments	—	30,500	138	—	30,638
Net settlement of derivative contracts	—	(171)	—	—	(171)

Net cash provided by (used in) investing activities	—	22,379	(753)	—	21,626

Cash flows from financing activities
Issuance of common stock	6,416	—	—	—	6,416
Excess tax benefit from stock-based compensation	486	—	—	—	486
Debt issuance costs	(7,697)	—	—	—	(7,697)
Payments on senior secured credit facility	—	(78,173)	—	—	(78,173)
Repurchase of convertible senior subordinated notes	(21,125)	—	—	—	(21,125)

Net cash (used in) financing activities	(21,920)	(78,173)	—	—	(100,093)

Effect of exchange rates on cash	—	—	(614)	—	(614)

Net increase in cash and cash equivalents	—	13,411	4,693	—	18,104

Cash and cash equivalents at beginning of period	—	3,143	8,499	—	11,642

Cash and cash equivalents at end of period	$—	$16,554	$13,192	$—	$29,746

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes our financial assets measured at fair value on a recurring basis as of October 2, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
Description	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Money market funds	$27,289	$—	$—
Available-for-sale securities	542	—	—
Other short-term investments	—	110	—
Commercial paper	—	16,000	—

Total Assets	$27,831	$16,110	$—

Liabilities
Derivatives	$—	$3,285	$—

Money market funds: Our money market funds are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy because the money market funds are valued using quoted market prices in active markets.
Available-for-sale securities: As of October 2, 2010, our available-for-sale securities included common stock of Iridex Corporation. These securities are valued using quoted market prices multiplied by the number of shares owned.
Other short-term investments: Other short-term investments consist of short-term bonds, which have maturities of three months or less. The carrying amount is a reasonable estimate of fair value and these investments have been classified as Level 2.
Commercial paper: We hold commercial paper that has a maturity of six months or less with a highly rated financial institution. Our commercial paper is classified as Level 2 in the fair value hierarchy because it is carried at amortized cost, which is a reasonable approximation of fair value.
Derivatives: The fair value of various foreign exchange forward contracts as of October 2, 2010 includes liabilities of $3.3 million, reported in other accrued expenses. We measure our derivatives at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the fair value hierarchy. Refer to Note 11, Derivative Instruments and Hedging Activities, for more information regarding our derivatives.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements of non-financial assets and liabilities are primarily used in the impairment analysis of goodwill and other intangible assets. We review goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, or as circumstances indicate the possibility of impairment. During the three and nine months ended October 2, 2010, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Fair Value of Debt
The fair value of the Convertible Notes (see Note 9, Debt) was estimated using quoted market prices. The fair value of the Credit Facility was estimated using a discounted cash flow analysis based on our current estimated incremental borrowing rate for a similar borrowing arrangement. At October 2, 2010, our incremental borrowing rate was consistent with our current rate under our existing Credit Facility, which results in the same principle value and fair value in the table below.
The following table summarizes the principal outstanding and estimated fair values of our long-term debt, including current maturities (in thousands):

	October 2, 2010		January 2, 2010
(in thousands)	Principal	Fair Value	Principal	Fair Value
2036 Notes	$61,985	$69,622	$61,985	$70,270
2041 Notes	250,000	310,400	250,000	304,983
Credit Facility	28,374	28,374	125,307	123,230

	$340,359	$408,396	$437,292	$498,483

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
In addition, we have foreign currency exchange forward contract derivatives outstanding at October 2, 2010 which are designated as cash flow hedges of currency fluctuations for a portion of our forecasted sales to certain subsidiaries, denominated in Euros, British pounds, Canadian dollars and Australian dollars. These contracts have remaining terms between one and fourteen months. The notional amount of the foreign exchange forward contracts designated as cash flow hedges was $51.4 million and $48.4 million at October 2, 2010 and January 2, 2010, respectively. We have also entered into foreign exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on certain inter-company receivables denominated in Euros, British pounds, Brazilian real, Canadian dollars and Australian dollars. These contracts are not designated as an accounting hedge, and the notional amount of these contracts at October 2, 2010 and January 2, 2010 was $25.0 million and $10.9 million, respectively. The associated underlying transactions are expected to occur within the next three months. We have no interest rate swap contracts outstanding as of October 2, 2010.
The effective portion of the change in fair value of the interest rate swap and foreign currency exchange contracts is reported in accumulated other comprehensive income, a component of stockholders’ equity, and is being recognized as an adjustment to interest expense or other (expense) income, respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivatives. Gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings when incurred. No ineffectiveness was recognized during the three or nine months ended October 2, 2010 or October 3, 2009. Amounts due from counterparties (unrealized hedge gains) or owed to counterparties (unrealized hedge losses) are included in accounts receivable, net or other accrued expenses, respectively. Cash receipts or payments related to our derivatives are generally classified in the Consolidated Statements of Cash Flows as cash flows from operating activities, consistent with the related items being hedged, unless the derivative is not designated as a hedge or if hedge accounting is discontinued, in which case the receipts or payments are classified as cash flows from investing activities.
Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets is presented in the table below.

	Fair Value of Derivative Instruments
	Assets			Liabilities
	Balance Sheet	October 2,	January 2,	Balance Sheet	October 2,	January 2,
(in thousands)	Location	2010	2010	Location	2010	2010
Derivatives designated as hedging instruments
Interest rate swap contracts	Other current assets	$—	$—	Other accrued expenses	$—	$299
Foreign exchange forward contracts	Other current assets	—	—	Other accrued expenses	2,366	1,650

Total derivatives designated as hedging instruments		$—	$—		$2,366	$1,949

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$—	$10	Other accrued expenses	$919	$—

Total derivatives		$—	$10		$3,285	$1,949

At October 2, 2010, approximately $2.0 million of the existing loss on the foreign exchange forward contracts designated as a cash flow hedge that are in a liability position, all of which are included in accumulated other comprehensive income, are expected to be reclassified into earnings within the next twelve months.
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
The Effect of Derivative Instruments on the Consolidated Statement of Operations
For the Three Months Ended October 2, 2010 and October 3, 2009
(in thousands)

			Location of Gain
Derivatives in	Amount of Gain (Loss)		(Loss) Reclassified	Amount of Gain (Loss) Reclassified
Cash Flow	Recognized in OCI on Derivatives		from Accumulated	from Accumulated OCI into Income
Hedging	(Effective Portion)		OCI into Income	(Effective Portion)
Relationships	October 2, 2010	October 3, 2009	(Effective Portion)	October 2, 2010	October 3, 2009

Interest rate swap contracts	$4	$612	Interest expense	$(4)	$(772)
Foreign exchange contracts	(5,053)	(1,102)	Other income (expense)	313	(880)

Total	$(5,049)	$(490)		$309	$(1,652)

Derivatives not	Location of Gain (Loss)	Amount of Gain (Loss) Recognized
Designated as	Recognized in Income	in Income on Derivatives
Hedging Instruments	on Derivatives	October 2, 2010	October 3, 2009

Foreign exchange contracts	Other expense	$(1,054)	$(306)

For the Nine Months Ended October 2, 2010 and October 3, 2009
(in thousands)

			Location of Gain
Derivatives in	Amount of Gain (Loss)		(Loss) Reclassified	Amount of Gain (Loss) Reclassified
Cash Flow	Recognized in OCI on Derivatives		from Accumulated	from Accumulated OCI into Income
Hedging	(Effective Portion)		OCI into Income	(Effective Portion)
Relationships	October 2, 2010	October 3, 2009	(Effective Portion)	October 2, 2010	October 3, 2009
Interest rate swap contracts	$291	$1,773	Interest expense	$(302)	$(2,683)
Foreign exchange contracts	(691)	(3,340)	Other income (expense)	738	(352)

Total	$(400)	$(1,567)		$436	$(3,035)

Derivatives not	Location of Gain (Loss)	Amount of Gain (Loss) Recognized
Designated as	Recognized in Income	in Income on Derivatives
Hedging Instruments	on Derivatives	October 2, 2010	October 3, 2009
Foreign exchange contracts	Other expense	$(318)	$(512)

12. Industry Segment Information and Foreign Operations
Since our inception, we have operated in the single industry segment of developing, manufacturing, selling and marketing medical devices.
We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia and South America, who then sell the products to medical institutions. No customer or distributor accounted for ten percent or more of net sales during the three and nine month periods ended October 2, 2010 or October 3, 2009. Foreign subsidiary sales are predominantly to customers in Western Europe, Canada, Australia and Brazil and our foreign subsidiary assets are located in the same countries.
The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets accounted for more than ten percent of consolidated net sales or consolidated long-lived assets.

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

United States
Net sales	$92,906	$92,262	$288,086	$271,336
Long-lived assets	807,623	828,248	807,623	828,248
International
Net sales	$31,123	$30,969	$107,237	$101,921
Long-lived assets	17,647	18,067	17,647	18,067

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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues, and expenses and (2) the related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates, including but not limited to, those related to accounts receivable and sales return obligations, inventories, long-lived assets, warranty, legal contingencies, valuation of stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations are discussed in our Form 10-K for the year ended January 2, 2010.
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
Our net sales were $124.0 million and $395.3 million in the three and nine month periods ended October 2, 2010, respectively, compared to $123.2 million and $373.3 million in the three and nine months ended October 3, 2009, respectively. In the three and nine months ended October 2, 2010, men’s health contributed $55.2 million and $181.0 million, or 45 percent and 46 percent of total net sales, respectively; BPH therapy contributed $26.9 million and $82.0 million, or 22 percent and 21 percent of total net sales, respectively; and women’s health contributed $41.2 million and $128.4 million, respectively, which is 33 percent of total net sales in both periods.
We are making additional investments in support of long-term growth, to expand the market globally, and to strengthen our marketing, physician training, and regulatory functions outside the U.S. We also maintain our strong commitment to product innovation. We launched the new MoXy™ Liquid Cooled Fiber the last week of the third quarter of 2010. The MoXy™ Liquid Cooled Fiber is designed to be used with the GreenLight™ XPS (Xcelerated Performance System) that we launched late in the second quarter of 2010. In addition, in our female continence product line, we recently launched the MiniArc® Precise Single-Incision Sling System for the treatment of female stress urinary incontinence (SUI). MiniArc® Precise is the next generation of the MiniArc® sling, the number one selling single-incision sling in the United States.
We generated net income of $18.6 million and $59.8 million in the three and nine month periods ended October 2, 2010, compared to $28.6 million and $62.6 million in the three and nine month periods ended October 3, 2009. Prior year net income includes the gain on sale of our Ovion female sterilization assets and technology (Ovion technology) of $17.4 million and the $5.6 million gain on the extinguishment of $250.0 million of our 2036 Notes for $250.0 million of our 2041 Notes, both of which occurred in the third quarter of 2009.

We continue to focus on managing our working capital, controlling costs, and driving operating leverage throughout our business. Cash provided by operating activities totaled $74.2 million for the nine months ended October 2, 2010, compared to $97.2 million in the nine months ended October 3, 2009. We also retired $97.0 million and $99.3 million of debt in the nine months ended October 2, 2010 and October 3, 2009, respectively. Finally, operating income increased to $108.1 million compared to $97.0 million in the nine months ended October 2, 2010 and October 3, 2009, respectively, which is an increase of 11.5 percent.
Based on our areas of competitive strength, our strategy is to expand the reach of our products and address unmet needs in both established and new pelvic health markets. We determined that Ovion technology and our Her Option® global endometrial cryoablation product line did not fit our long-term strategy. During the third quarter of 2009, we sold our Ovion technology for $23.6 million (see our Annual Report on Form 10-K for fiscal 2009, Notes to Consolidated Financial Statements — No. 5, Goodwill and Intangible Assets). In February of 2010, we sold the Her Option® product line for $20.5 million (see Notes to Consolidated Financial Statements — No. 8, Goodwill and Intangible Assets). We used the net proceeds from these sales to pay down our debt. The sale of these non-strategic assets will allow us to concentrate our efforts and resources on improving and expanding the global reach of our products to restore quality of life to men and women through innovative, life-changing solutions.
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
Results of Operations
The following table provides product category and geography details of our net sales for the three and nine month periods ended October 2, 2010 compared to the three and nine month periods ended October 3, 2009.

	Three Months Ended				Nine Months Ended
	October 2,	October 3,			October 2,	October 3,
(in thousands)	2010	2009	$ Increase	% Increase	2010	2009	$ Increase	% Increase
Net Sales
Men’s health	$55,177	$54,666	$511	0.9%	$181,018	$171,090	$9,928	5.8%
BPH therapy	26,890	27,686	(796)	-2.9%	81,977	81,159	818	1.0%
Women’s health	41,192	38,848	2,344	6.0%	128,431	113,617	14,814	13.0%

Sub-total	123,259	121,200	2,059	1.7%	391,426	365,866	25,560	7.0%
Uterine health (a)	770	2,031	(1,261)	-62.1%	3,897	7,391	(3,494)	-47.3%

Total	$124,029	$123,231	$798	0.6%	$395,323	$373,257	$22,066	5.9%

Geography
United States	$92,136	$90,231	$1,905	2.1%	$284,189	$263,946	$20,243	7.7%
International	31,123	30,969	154	0.5%	107,237	101,920	5,317	5.2%

Sub-total	123,259	121,200	2,059	1.7%	391,426	365,866	25,560	7.0%
United States-Uterine health (a)	770	2,031	(1,261)	-62.1%	3,897	7,391	(3,494)	-47.3%

Total	$124,029	$123,231	$798	0.6%	$395,323	$373,257	$22,066	5.9%

	Three Months Ended				Nine Months Ended
Percent of net sales	October 2, 2010	October 3, 2009			October 2, 2010	October 3, 2009
Men’s health	44.5%	44.4%			45.8%	45.8%
BPH therapy	21.7%	22.5%			20.7%	21.7%
Women’s health	33.2%	31.5%			32.5%	30.4%

Sub-total	99.4%	98.4%			99.0%	98.0%
Uterine health (a)	0.6%	1.6%			1.0%	2.0%

Total	100.0%	100.0%			100.0%	100.0%

Geography
United States	74.9%	74.9%			72.9%	72.7%
International	25.1%	25.1%			27.1%	27.3%

Total	100.0%	100.0%			100.0%	100.0%

(a)	The uterine health product line, Her Option ® was sold in February, 2010. Revenues in the first nine months of 2010 consist of end-customer revenue earned prior to the date of sale, in addition to revenue earned as part of the product supply agreement, which was part of the divestiture agreement with CooperSurgical, Inc.

The following table compares revenue, expense, and other income (expense) for the three and nine months ended October 2, 2010 and October 3, 2009:

	Three Months Ended		$ Increase	% Increase	Nine Months Ended		$ Increase	% Increase
(in thousands)	October 2, 2010	October 3, 2009	(Decrease)	(Decrease)	October 2, 2010	October 3, 2009	(Decrease)	(Decrease)

Net sales	$124,029	$123,231	$798	0.6%	$395,323	$373,257	$22,066	5.9%
Cost of sales	21,963	21,284	679	3.2%	$65,795	66,234	(439)	-0.7%

Gross profit	102,066	101,947	119	0.1%	329,528	307,023	22,505	7.3%
Operating expenses
Marketing and selling	42,637	42,489	148	0.3%	136,948	128,690	8,258	6.4%
Research and development	12,630	12,434	196	1.6%	39,976	38,411	1,565	4.1%
General and administrative	10,850	10,459	391	3.7%	35,337	32,898	2,439	7.4%
Amortization of intangibles	3,053	3,358	(305)	-9.1%	9,130	10,024	(894)	-8.9%

Total operating expenses	69,170	68,740	430	0.6%	221,391	210,023	11,368	5.4%

Operating income	32,896	33,207	(311)	-0.9%	108,137	97,000	11,137	11.5%
Royalty income	153	961	(808)	-84.1%	508	2,768	(2,260)	-81.6%
Interest expense	(3,329)	(4,674)	(1,345)	-28.8%	(10,867)	(15,050)	(4,183)	-27.8%
Amortization of financing costs	(3,503)	(4,395)	(892)	-20.3%	(10,542)	(12,350)	(1,808)	-14.6%
Gain on extinguishment of debt	—	5,563	5,563	-100.0%	—	10,125	10,125	-100.0%
Gain on sale of non-strategic assets	—	17,446	17,446	-100.0%	7,719	17,446	9,727	-55.8%
Other income (expense)	1,883	(324)	2,207	n/a	1,852	1,098	754	68.7%

Income before income taxes	28,100	47,784	(19,684)	-41.2%	96,807	101,037	(4,230)	-4.2%
Provision for income taxes	9,528	19,163	(9,635)	-50.3%	37,010	38,471	(1,461)	-3.8%

Net income	$18,572	$28,621	$(10,049)	-35.1%	$59,797	$62,566	$(2,769)	-4.4%

	Percent of Sales				Percent of Sales
	For the Three Months Ended				For the Nine Months Ended
	October 2, 2010	October 3, 2009			October 2, 2010	October 3, 2009
Net sales	100.0%	100.0%			100.0%	100.0%
Cost of sales	17.7%	17.3%			16.6%	17.7%

Gross profit	82.3%	82.7%			83.4%	82.3%

Operating expenses
Marketing and selling	34.4%	34.5%			34.6%	34.5%
Research and development	10.2%	10.1%			10.1%	10.3%
General and administrative	8.7%	8.5%			8.9%	8.8%
Amortization of intangibles	2.5%	2.7%			2.3%	2.7%

Total operating expenses	55.8%	55.8%			56.0%	56.3%

Operating income	26.5%	26.9%			27.4%	26.0%

Royalty income	0.1%	0.8%			0.1%	0.7%
Interest expense	-2.7%	-3.8%			-2.7%	-4.0%
Amortization of financing costs	-2.8%	-3.6%			-2.7%	-3.3%
Gain on extinguishment of debt	0.0%	4.5%			0.0%	2.7%
Gain on sale of non-strategic assets	0.0%	14.2%			2.0%	4.7%
Other income	1.5%	-0.3%			0.5%	0.3%

Income before taxes	22.7%	38.8%			24.5%	27.1%
Provision for income taxes	7.7%	15.6%			9.4%	10.3%

Net income	15.0%	23.2%			15.1%	16.8%

Comparison of the Three Months Ended October 2, 2010 to the Three Months Ended October 3, 2009
Net sales. Net sales of $124.0 million in the third quarter of 2010 represented an increase of 0.6 percent compared to $123.2 million in the third quarter of 2009. The strengthening of the U.S. dollar in the third quarter of 2010, as compared to the third quarter of 2009, reduced revenue approximately $1.4 million. Growth in our business continues to be driven by the success of innovative products, including recent product launches. The growth in sales was offset by a softening of procedure volume in the U.S. and a decline in the sale of Greenlight™ fibers due to the delay in the launch of the MoXy™ Liquid Cooled Fiber until the last week of the third quarter.
Men’s health products. Net sales of men’s health products increased 0.9 percent to $55.2 million in the third quarter of 2010 compared to $54.7 million in the third quarter of 2009. This includes the negative impact of foreign currency exchange rates of approximately $0.8 million. Overall growth was led by the AMS 800® Artificial Urinary Sphincter in our continence product line, while we experienced flat sales in our erectile restoration product line.
BPH therapy products. Net sales from BPH therapy products decreased by 2.9 percent to $26.9 million in the third quarter of 2010 compared to $27.7 million in the same period in 2009. This includes the negative impact of foreign currency exchange rates of approximately $0.3 million. We experienced strong sales of our Greenlight™ consoles, which was offset by a decrease in the sale of Greenlight HPS® fibers during the quarter in anticipation of the launch of our new MoXy™ Liquid Cooled Fibers in the last week of the third quarter.
Women’s health products. Net sales of our women’s health products increased 6.0 percent to $41.2 million in the third quarter of 2010 compared to $38.8 million in the third quarter of 2009. This includes the negative impact of foreign currency exchange rates of approximately $0.3 million. We experienced strong growth in our pelvic floor repair product line driven by both the Elevate® posterior and Elevate® anterior products. Sales from our female continence product line were relatively consistent with the same period last year, with growth from the recent launch of our MiniArc® Precise single incision sling, partially offset by a decline in procedure volume, particularly in the United States.
Uterine health products. We sold the Her Option® Global Endometrial Ablation product line on February 16, 2010 (see Notes to Consolidated Financial Statements — No. 8, Goodwill and Intangible Assets). Sales of $0.8 million in the three months ended October 2, 2010 resulted from the product supply agreement that is part of the divestiture agreement. We estimate that the product supply agreement will result in approximately $0.3 million in sales during the fourth quarter of 2010.
Net sales by geography and foreign exchange effects. Net sales in the United States, excluding the Her Option® product line that was sold during the first quarter of 2010, increased 2.1 percent to $92.1 million in the third quarter of 2010 compared to $90.2 million in the third quarter of 2009. International net sales increased 0.5 percent to $31.1 million in the third quarter of 2010 compared to $31.0 million in the third quarter of 2009, which includes the negative impact of approximately $1.4 million in foreign currency exchange rate changes, caused by the strengthening of the U.S. dollar. International sales represented 25.1 percent of our total net sales in both the third quarter of 2010 and 2009.
Gross profit. Gross profit decreased slightly to 82.3 percent of sales in the third quarter of 2010, from 82.7 percent in the third quarter of 2009, mainly due to the impact of foreign currency rate fluctuations on revenue and product mix, with higher capital sales compared to the same period the previous year; capital sales have a lower gross profit than our other products. Future gross profit will continue to depend upon product and geographic mix, production levels, labor costs, raw material costs and the impact of foreign currency rate fluctuations.
Marketing and selling. Marketing and selling expenses as a percentage of sales decreased slightly to 34.4 percent in the third quarter of 2010 compared to 34.5 percent in the comparable prior year period. We will continue to make investments in existing and new geographies in order to drive revenue growth and geographic market expansion.
Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. Research and development expenses as a percentage of revenue increased to 10.2 percent in the third quarter of 2010 compared to 10.1 percent in the same period of 2009. These ratios are consistent with our long-term goal for spending on research and development of approximately ten percent of sales.
General and administrative. General and administrative expenses increased to $10.9 million in the third quarter of 2010 compared to $10.5 million in the third quarter of 2009 and as a percentage of sales were 8.7 and 8.5 percent in the third quarter of 2010 and third quarter of 2009, respectively. Our objective remains to leverage general and administrative expense as a percentage of sales.

Amortization of intangibles. Amortization of intangibles as a percentage of sales decreased to 2.5 percent in the third quarter of 2010 from 2.7 percent in the third quarter of 2009. The three month period ended October 2, 2010 reflects a decrease in amortization expense over the same period of 2009 primarily due to the sale of our Ovion technology in the third quarter of 2009 and the sale of the Her Option® product line in the first quarter of 2010, as intangible assets were disposed of in these transactions, thereby reducing on-going amortization expense.
Royalty income. Our royalty income is from licensing our intellectual property. Royalty income in the third quarter of 2010 was $0.2 million, compared to approximately $1.0 million in the same period last year, due to the termination of a royalty agreement in connection with the sale of our Ovion technology in the third quarter of 2009 and the expiration of other royalty contracts.
Interest expense. Interest expense decreased by $1.3 million in the third quarter of 2010 from the comparable period in 2009 mainly due to the impact of debt prepayments made over the past year. Interest expense includes interest incurred on our 2036 Notes, which carry a fixed interest rate of 3.25 percent, the interest incurred on our 2041 Notes, which carry a fixed interest rate of 4.00 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent. During the three months ended October 2, 2010 and October 3, 2009, we used interest rate swap contracts designated as cash flow hedges of the floating rate interest payments for a portion of our borrowings under the Credit Facility. These contracts matured during the third quarter of 2010, and we had no outstanding interest rate swap contracts as of October 2, 2010. Including the impact of interest rate swap contracts, our weighted average interest rate on the credit facility was 2.6 percent and 4.4 percent for the three months ended October 2, 2010 and October 3, 2009, respectively. Average borrowings during the third quarter of 2010 on the Credit Facility were $39.3 million, compared to $186.5 million in the third quarter of 2009. Average borrowings on our 2036 Notes were $62.0 million and $276.3 million for the three months ended October 2, 2010 and October 3, 2009, respectively. Average borrowings on our 2041 Notes, which we issued in late September of 2009 in exchange for 2036 Notes, was $250.0 million for the three months ended October 2, 2010.
Amortization of financing costs. Amortization of financing costs in the third quarter of 2010 and in the third quarter of 2009 was $3.5 million and $4.4 million, respectively, and was comprised of the incremental non-cash interest cost of our convertible notes and amortization of the costs associated with the issuance of the Credit Facility and convertible notes. The lower amortization in the third quarter of 2010 was due to the impact of debt prepayments made on our Credit Facility over the past year, as we recognize a pro rata portion of the related debt discount and debt issuance costs when we retire debt.
Gain on extinguishment of debt. On September 21, 2009, we exchanged $250.0 million in principal of the 2036 Notes for $250.0 million in principal of 2041 Notes. We accounted for this transaction as an extinguishment of debt in accordance with U.S. GAAP, and we recorded a pre-tax gain on extinguishment of $5.6 million in the third quarter of 2009.
Gain on sale of non-strategic assets. During the third quarter of 2009, we sold our Ovion technology for $23.6 million. The consideration, less the carrying value of the intangible asset and related disposal costs, resulted in a pre-tax gain of $17.4 million. The transaction included termination of a royalty agreement, and as a result, royalty income was reduced by approximately $0.5 million per quarter beginning in the fourth quarter of 2009. In addition, as a result of this asset sale agreement, and separate agreements completed with third parties, we eliminated all existing and potential obligations and liabilities under previous agreements associated with the Ovion technology.
Other income (expense). Other income totaled $1.9 million in the third quarter of 2010 compared to other (expense) of $0.3 million in the same period in 2009. The primary cause of the change in other income relates to the impact of our foreign currency hedge transactions and the fluctuations in foreign currencies against the U.S. dollar on foreign denominated inter-company receivables and payables, along with an increase in other income due to a reduction in a contingent liability related to a former entity that we disposed of in early 2007.
Provision for income taxes. Our effective income tax rate was 33.9 percent and 40.1 percent for the third quarter of 2010 and third quarter of 2009, respectively. The decrease in the third quarter of 2010 effective tax rate is due to the release of a reserve for uncertain tax benefits related to the closure of a statute of limitations for fiscal year 2006. In addition, we incurred non-deductible expenses related to the sale of our Ovion technology in the third quarter of 2009 that increased our effective income tax rate that quarter.

Comparison of the Nine Months Ended October 2, 2010 to the Nine Months Ended October 3, 2009
Net sales. Net sales of $395.3 million in the first nine months of 2010 represented an increase of 5.9 percent compared to the first nine months of 2009. The weakening of the U.S. dollar in the first nine months of 2010, as compared to the same period in 2009, increased revenue approximately $1.4 million. Growth in our business continues to be driven by the success of innovative products, particularly our Elevate® anterior and Elevate® posterior pelvic floor repair products, and the new GreenLight™ XPS console launched late in the second quarter of 2010.
Men’s health products. Net sales of men’s health products increased 5.8 percent to $181.0 million in the first nine months of 2010 compared to $171.1 million in the first nine months of 2009. This includes the positive impact of foreign currency exchange rates of approximately $0.7 million. Our AMS 700®MS™, in our erectile restoration product line, and AMS 800® Artificial Urinary Sphincter, in our male continence product line, led the overall growth in the men’s health products.
BPH therapy products. Net sales from BPH therapy products increased 1.0 percent to $82.0 million in the first nine months of 2010 compared to $81.2 million in the same period in 2009. We experienced strong sales of the GreenLight XPS™ console, which was launched in the second quarter of 2010, offset by a decrease in sales of GreenLight™ fibers during the third quarter of 2010 largely attributable to the anticipation of the launch of our new MoXy™ Liquid Cooled Fiber in the last week of the third quarter of 2010.
Women’s health products. Net sales of our women’s health products increased 13.0 percent to $128.4 million in the first nine months of 2010 compared to $113.6 million in the first nine months of 2010. This includes the positive impact of foreign currency exchange rates of approximately $0.6 million. We experienced strong growth in our pelvic floor repair product line driven both by Elevate® anterior and posterior. In addition, the female continence product line contributed modest sales growth in the United States, which was largely offset by declines in certain international markets.
Uterine health products. We sold the Her Option® Global Endometrial Ablation product line on February 16, 2010 (see Notes to Consolidated Financial Statements — No. 8, Goodwill and Intangible Assets), and thus the nine month period ended October 2, 2010 includes approximately six weeks of end-customer net sales of $1.2 million from that product in addition to sales of approximately $2.7 million after February 16, 2010 from the product supply agreement that is part of the divestiture agreement. We estimate the product supply agreement will result in approximately $0.3 million in sales during the fourth quarter of 2010.
Net sales by geography and foreign exchange effects. Net sales in the United States, excluding the Her Option® product line that was sold during the first quarter of 2010, increased 7.7 percent to $284.2 million in the first nine months of 2010 compared to $263.9 million in the first nine months of 2009. Growth in domestic sales was led by our women’s health products with the highest growth coming from Elevate® anterior in our pelvic floor repair product line. International net sales increased by 5.2 percent to $107.2 million in the first nine months of 2010 compared to $101.9 million in the first nine months of 2009. International growth was led by our men’s health products, fueled by strong growth coming from AMS 800® Artificial Urinary Sphincter in our male continence product line.
Gross profit. Gross profit improved to 83.4 percent of sales in the first nine months of 2010 from 82.3 percent in the first nine months of 2009. We realized higher margins through a combination of factors, primarily due to the impact of ongoing manufacturing efficiencies and cost reduction programs. Margins also increased due to improved reliability on our laser therapy products, which resulted in lower warranty and service costs. Future gross profit will continue to depend upon product and geographic mix, production levels, labor costs, raw material costs and the impact of foreign currency rate fluctuations.
Marketing and selling. Marketing and selling expenses as a percentage of sales were consistent at 34.6 percent in the first nine months of 2010 compared to 34.5 percent in the first nine months of 2009. We have made investments in marketing efforts to support product launches and geographic expansion.
Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. Research and development expenses as a percentage of sales were consistent at 10.1 percent in the first nine months of 2010 compared to 10.3 percent in the same period of 2009. These ratios are in line with our long-term goal for spending on research and development of approximately ten percent of sales.
General and administrative. General and administrative expenses increased to $35.3 million in the first nine months of 2010 compared to $32.9 million in the first nine months of 2009. The increase is primarily due to increased salaries and legal expenses. General and administrative expenses as a percentage of sales were 8.9 and 8.8 percent during the nine months ending October 2, 2010 and October 3, 2009, respectively. Our objective remains to leverage general and administrative expense as a percentage of sales.
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. Amortization of intangibles decreased as percentage of sales to 2.3 percent in the first nine months of 2010 compared to 2.7 percent in the first nine months of 2009. The nine month period ended October 2, 2010 reflects a decrease in amortization expense over the same period of 2009 primarily due to the sale of our Ovion technology in the third quarter of 2009 and the sale of the Her Option® product line in the first quarter of 2010, as intangible assets were disposed of in these transactions, thereby reducing on-going amortization expense.
Royalty income. Our royalty income is from licensing our intellectual property. Royalty income in the first nine months of 2010 decreased approximately $2.3 million compared to the first nine months of 2009 due to the termination of a royalty agreement in connection with the sale of our Ovion technology in the third quarter of 2009 and the expiration of other royalty contracts.
Interest expense. Interest expense decreased by $4.2 million in the first nine months of 2010 from the comparable period in 2009 mainly due to the impact of debt prepayments made over the past year. Interest expense includes interest incurred on our 2036 Notes, which carry a fixed interest rate of 3.25 percent, the interest incurred on our 2041 Notes, which carry a fixed interest rate of 4.00 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent. During the nine months ended October 2, 2010 and October 3, 2009, we used interest rate swap contracts designated as cash flow hedges of the floating rate interest payments for a portion of our borrowings under the Credit Facility. These contracts matured during the third quarter of 2010, and we had no outstanding interest rate swap contracts as of October 2, 2010. Including the impact of interest rate swap contracts, our weighted average interest rate on the credit facility was 3.1 percent and 4.7 percent for the first nine months of 2010 and the first nine months of 2009, respectively. Average borrowings during the first nine months of 2010 on the Credit Facility were $69.7 million, compared to $209.6 million in the first nine months of 2009. Average borrowings on our 2036 Notes were $62.0 million and $306.8 million for the nine months ended October 2, 2010 and October 3, 2009, respectively. Average borrowings on our 2041 Notes, which we issued in late September of 2009 in exchange for 2036 Notes, was $250.0 million for the nine months ended October 2, 2010.
Amortization of financing costs. Amortization of financing costs in the first nine months of 2010 and in the first nine months of 2009 was $10.5 million and $12.4 million, respectively, and was comprised of the incremental non-cash interest cost of our 2036 Notes and 2041 Notes, and amortization of the costs associated with the issuance of our debt. The lower amortization in the first nine months of 2010 was due to the impact of prepayments made on our Credit Facility during 2009 and 2010, which resulted in a decrease in average borrowings. We recognize a pro rata portion of the related debt discount and debt issuance costs when we retire debt.
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
Other income (expense). Other income increased by $0.8 million in the first nine months of 2010 compared to the same period in 2009. The primary cause of the change in other income relates to the impact of our foreign currency hedge transactions and fluctuations in foreign currencies against the U.S. dollar on foreign denominated inter-company receivables and payables, along with an increase in other income due to a reduction of a contingent liability related to a former entity that we disposed of in early 2007.
Provision for income taxes. Our effective income tax rate was 38.2 percent and 38.1 percent for the nine months ended October 2, 2010 and October 3, 2009, respectively. Our effective tax rate for the nine months ended October 2, 2010 included a non-deductible goodwill write-off in the first quarter of 2010 related to the sale of our Her Option® product line partially offset by the release of reserves for certain matters related to the closure of a statute of limitations for fiscal year 2006. Our effective tax rate for the nine months ended October 3, 2009 was also elevated due to the non-deductible expenses incurred in connection with the sale of the Ovion technology in the third quarter of 2009.
Liquidity and Capital Resources
Cash and cash equivalents was $17.8 million as of October 2, 2010, compared to $30.7 million as of January 2, 2010. In addition, short-term investments were $43.9 million as of October 2, 2010, compared to $19.9 million as of January 2, 2010. Short-term investments consist mostly of highly liquid money market funds and commercial paper that have not experienced any negative impact on liquidity or a decline in principal value. Overall, cash, cash equivalents and short-term investments increased $11.2 million as of October 2, 2010 compared to January 2, 2010.
Cash flows from operating activities. Cash provided by operating activities was $74.2 million in the first nine months of 2010, versus $97.2 million provided during the comparable period of 2009, which is a decrease of $23.0 million. The main driver of the decrease is related to changes in current liabilities, where $9.9 million of cash was used during the first nine months of 2010 to reduce accounts payable, income taxes payable, accrued compensation and other accrued expenses; compared to cash provided by changes in current liabilities of $9.5 million during the comparable period of 2009. This year over year change results in a decrease of $19.4 million in cash provided related to changes in current liabilities.
Cash flows from investing activities. Cash used in investing activities was $12.3 million during the first nine months of 2010, compared to cash provided by investing activities of $21.6 million in the first nine months of 2009. Net cash provided by the sale of the Her Option® product line was $19.0 million and the proceeds were used to pay down our debt. We also increased our purchases of short-term investments during the first nine months of 2010 compared to the comparable period of 2009 resulting in a balance in short-term investments of $43.9 million at the end of the third quarter of 2010 compared to $19.9 million at the end of the third quarter of 2009.
Cash flows from financing activities. Cash used for financing activities was $74.2 million during the first nine months of 2010, versus $100.1 million used in the same period of 2009. The majority of cash was used for repayment of long-term debt in both periods. Cash used for repayment of long-term debt under our Credit Facility was $97.0 million and $78.2 million for the first nine months of 2010 and 2009, respectively. In addition, we repurchased 2036 Notes with a principal amount of $27.3 million for a cash payment of $21.1 million during the first quarter of 2009. Cash received from the issuance of common stock was $21.2 million and $6.4 million during the first nine months of 2010 and 2009, respectively, which was the result of stock option exercises and employee purchases of common stock through our employee stock purchase plan.
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
In addition to regular interest on the 2036 Notes, we will also pay contingent interest beginning July 1, 2011 at 0.25% of the average trading price of the 2036 Notes, if the average trading price for the five consecutive trading days immediately before the last trading day preceding the relevant nine-month period equals or exceeds 120 percent of the principal amount of the 2036 Notes. The 2036 Notes are convertible under certain circumstances for cash and shares of our common stock, if any, at a conversion rate of 51.5318 shares of our common stock per $1,000 principal amount of 2036 Notes (which is equal to an initial conversion price of approximately $19.406 per share), subject to adjustment. Upon conversion, we would be required to satisfy up to 100 percent of the principal amount of the 2036 Notes solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock.
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
The following table illustrates the number of common share equivalents that would potentially be included in weighted average common shares for the calculation of diluted EPS, assuming various market prices of our stock:

If the average
market price	The number of common share equivalents potentially included in the computation of
of our stock is:	of diluted EPS would be (1):						Percent Dilution (2)
	2036 Notes		2041 Notes		Total		2036 Notes	2041 Notes	Total
$19.00	-	(anti-dilutive)	-	(anti-dilutive)	-	(anti-dilutive)	0.0%	0.0%	0.0%
$20.00	0.1	million	0.4	million	0.5	million	0.1%	0.5%	0.6%
$22.50	0.4	million	1.8	million	2.2	million	0.5%	2.3%	2.8%
$25.00	0.7	million	2.9	million	3.6	million	0.9%	3.7%	4.6%
$27.50	0.9	million	3.8	million	4.7	million	1.2%	4.8%	6.0%
$30.00	1.1	million	4.5	million	5.6	million	1.5%	5.6%	7.1%

(1)	Common share equivalents are calculated using the treasury stock method. The formula to calculate the potentially dilutive shares related to our Convertible Notes is as follows:

(	Principal Amount $19.406 conversion price	x	Market price of stock	–	Principal Amount	)	=	Potentially dilutive shares included in EPS

Market price of stock

(2)	The percent dilution is based on 76,347,633 outstanding shares as of October 2, 2010.
For the three and nine months ended October 2, 2010, our Convertible Notes had a dilutive effect on our net income per share calculation and 1,156,776 and 746,191 shares were included in the calculation of diluted earnings per share, for the three and nine months periods, respectively.
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

As of October 2, 2010, we were in compliance with all financial covenants as defined in our Credit Facility which are summarized as follows:

Financial Covenant	Required Covenant	Actual Result

Total Leverage Ratio (1)	3.00:1.00 (maximum)	1.85:1.00
Senior Leverage Ratio (2)	2.00:1.00 (maximum)	0.15:1.00
Interest Coverage Ratio (3)	4.00:1.00 (minimum)	11.94:1.00
Fixed Charge Coverage Ratio (4)	1.50:1.00 (minimum)	2.21:1.00
Maximum Capital Expenditures (5)	$20.0 million	$5.8 million

(1)	Total outstanding debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(2)	Total outstanding senior secured debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(3)	Ratio of Consolidated Adjusted EBITDA for the trailing four quarters to cash interest expense for such period.

(4)	Ratio of Consolidated Adjusted EBITDA for the trailing four quarters to fixed charges (cash interest expense, scheduled principal payments on debt, capital expenditures, income taxes paid, earn-out and milestone payments) for such period.

(5)	Limit of capital expenditures for the full year.
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
Additional Information
We are currently subject to the informational requirements of the Securities Exchange Act of 1934, as amended. As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly, and current reports, and proxy and information statements. You are advised to read this Form 10-Q in conjunction with the other reports, proxy statements, and other documents we file with or furnish to the SEC from time to time. If you would like more information regarding our Company, you may read and copy the reports, proxy and information statements and other documents we file with or furnish to the SEC, at prescribed rates, at the SEC’s public reference room at 100 F. Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information regarding the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public free of charge at the SEC’s website. The address of this website is http://www.sec.gov.
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
Interest Rates
We have interest rate risk as a result of the floating LIBOR index that is used to determine the interest rates on our Credit Facility. As of October 2, 2010 we have $28.3 million outstanding of term loans outstanding under the Credit Facility. Based on a sensitivity analysis, as of October 2, 2010, an instantaneous and sustained 100-basis-point increase in interest rates affecting our floating rate debt obligations, and assuming that we take no counteractive measures, would result in a decrease in income before income taxes of approximately $0.3 million over the next 12 months. As of October 2, 2010, we had no interest rate swap contracts outstanding to mitigate this risk, due to the relatively small exposure remaining on these term loans.
Currency
Our operations outside of the United States are maintained in their local currency, with the significant currencies consisting of Euros, British pounds, Canadian dollars, Australian dollars, and Brazilian real. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions and short-term inter-company receivables from foreign subsidiaries are included in other (expense) income.
During the three and nine month periods ended October 2, 2010, revenues from sales to customers outside the United States were 25.1 percent and 27.1 percent of total consolidated revenues. International accounts receivable was 43.4 percent, inventory was 6.3 percent, cash and short-term investments was 24.2 percent, and accounts payable was 27.9 percent of total consolidated accounts for each of these items as of October 2, 2010. The reported results of our operations are influenced by the translation into U.S. dollars by currency movements against the U.S. dollar. The result of a uniform 10 percent strengthening in the value of the U.S. dollar relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income of approximately $0.5 million and $1.7 million during the three and nine months ended October 2, 2010.
We have entered into various foreign exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on our forecasted sales to and receivables from certain subsidiaries. At October 2, 2010, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $35.1 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $3.5 million. Actual amounts may differ.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of October 2, 2010.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the third quarter ended October 2, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As previously disclosed in the Quarterly Report on Form 10-Q for the period ended July 3, 2010, we were advised in July 2010 by the Office of Inspector General (OIG) of the United States Department of Health and Human Services that the OIG had closed, without action as to AMS, the investigation in connection with which we had received a document subpoena in May 2009.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part I — Item 1A. of our Annual Report on Form 10-K for the year ended January 2, 2010, except as disclosed in our Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.

ITEM 6. EXHIBITS

Item No.	Item	Method of Filing
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended October 2, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.*	Filed Electronically

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and should not be deemed “filed” under the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC

November 8, 2010 Date	By	/s/ Anthony P. Bihl, III Anthony P. Bihl, III
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2010 Date	By	/s/ Mark A. Heggestad Mark A. Heggestad
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Fiscal Quarter Ended October 2, 2010

Item No.	Item	Method of Filing
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended October 2, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.*	Filed Electronically

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and should not be deemed “filed” under the Securities Exchange Act of 1934.