Form 10-K
period 2011-01-01
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2011-02-25
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: January 1, 2011	Commission file number: 000 – 30733
AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-1978822
(State of Incorporation)	(IRS Employer Identification No.)
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of July 3, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant (based upon the closing price of the common stock as of that date as reported by The Nasdaq Stock Market LLC and excluding outstanding shares beneficially owned by directors, executive officers, and affiliates) was approximately $1,079,009,563.
     As of February 18, 2011, 76,811,698 shares of Common Stock of the registrant were outstanding.
     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Annual Report) from the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be held April 28, 2011 (the “2011 Proxy Statement”).

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
FORM 10-K
For the Fiscal Year Ended January 1, 2011

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
We own or have rights to various trademarks, trade names or service marks, including the following: AMS 700®, AMS 700 LGX®, AMS 700® MS, AMS 800®, InVance® AdVance®, InhibiZone®, Acticon®, UroLume®, Tactile Pump®, MS Pump®, Conceal™, GreenLight™, Greenlight™ XPS, GreenLight HPS®, GreenLight PV®, MoXy™, MoJo™, StoneLight®, SureFlex™, TherMatrx®, MiniArc®, MiniArc Precise™, Monarc®, InteXen®, Topas™, and Elevate®. The trademarks Viagra®, Levitra®, Cialis®, and Her Option® referred to in this annual report on Form 10-K are the registered trademarks of others.
PART I
Item 1. Business
Overview
Our company was formed in 1972 and completed our 38th year of operations in 2010, with a continued focus on technological innovation, financial strength and market expansion.
We are a world leader in developing and delivering innovative medical technology solutions to physicians treating men’s and women’s pelvic health conditions, thereby recognized as a technology leader in the markets we serve. We have built a business that delivers growth fueled by a robust pipeline of innovative products for significant, under-penetrated markets. We have a diverse product portfolio that treats men’s incontinence, erectile dysfunction, and benign prostatic hyperplasia (BPH), and treats women’s incontinence and pelvic floor prolapse. We estimate there are as many as 1.6 billion of these conditions in the global markets we serve, with many people suffering from multiple conditions. Treatment options vary considerably depending on the severity of the condition. Approximately 350 million men and women have conditions sufficiently severe so as to profoundly diminish their quality of life and significantly impact their relationships. Our addressable market is contained within this group of patients. Our product development and acquisition strategies have focused on expanding our product offering for less-invasive solutions for surgeons and their patients, to reduce operating time and trauma, economically benefit the healthcare system, and increase the value of our products to physicians, patients, and payers. Our primary physician customers include urologists, gynecologists, urogynecologists and colorectal surgeons. We continue to make additional investments in support of long-term growth, to expand the market globally and to strengthen our marketing, physician training and regulatory functions outside the U.S.
Our net sales grew from $519.3 million in 2009 to $542.3 million in 2010. In 2010, men’s health contributed $246.2 million, or 45 percent of total net sales, BPH therapy contributed $114.6 million, or 21 percent of total net sales, and women’s health contributed $177.2 million, or 33 percent of total net sales.
Our women’s health products for pelvic floor repair were key drivers in sales growth in 2010 led by the success of both the Elevate® anterior and posterior systems. Our men’s health erectile restoration products, along with the AMS 800 ® (our artificial urinary sphincter product) that treats male incontinence, also contributed to our 2010 sales growth. Our 2010 sales were flat compared to 2009 in our BPH therapy products, our full line of products to deliver minimally invasive procedures for the treatment of obstructive BPH and urinary stones. However, our GreenLight™ laser therapy products used to treat BPH had their highest quarterly sales growth in the fourth quarter of 2010 as we continue to expand the market for the GreenLight™ XPS (Xcelerated Performance System) and the MoXy™ Liquid Cooled Fiber, our newest products for the treatment of BPH, launched in 2010. Our women’s health products for treating incontinence had modest growth in 2010, driven by the continued solid growth of the MiniArc® Single-Incision Sling System, partially offset by declines in other female continence products. We also had a successful launch in the third quarter of the new MiniArc Precise™ for the treatment of female stress urinary incontinence.
We continue to focus on managing our working capital, controlling costs and driving operating leverage throughout our business. We earned net income of $87.0 million in 2010, compared to $84.8 million in 2009, and generated cash from operating activities of over $115 million in each of the last 3 years. During 2010, we repaid the remaining outstanding term loan balance of $125.3 million on the senior secured credit facility (see Notes to Consolidated Financial Statements — No. 5, Debt), a very significant milestone for us, as we repaid a total of $314.0 million on the senior secured credit facility from 2008 through 2010.
Based on our areas of competitive strength, our strategy is to expand the reach of our products and address unmet needs in established and new pelvic health markets. We determined that our female sterilization technology (Ovion technology) and our Her Option® endometrial cryoablation product line did not fit our long-term strategy. During the third quarter of 2009, we sold our Ovion technology for $23.6 million, and in February of 2010, we sold the Her Option® product line for $20.5 million (see Notes to Consolidated Financial Statements — No. 3, Goodwill and Intangible Assets). We used the net proceeds from these sales to pay down our debt. The sale of these non-strategic assets has allowed us to concentrate our efforts and resources on improving and expanding the global reach of our products to restore quality of life to men and women through our innovative, life-changing solutions.
We maintain a website at www.AmericanMedicalSystems.com. We are not including the information contained on our website as a part of nor incorporating it by reference into this Annual Report on Form 10-K. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.
Markets and Products
In recent years, the number of people seeking treatment for various pelvic health disorders has grown with the publicity for new treatments and drug therapies. We are focused on expanding the markets for our products because the portion of afflicted patients seeking treatment remains relatively low. When patients seek treatment, they generally begin with options that will be as minimally invasive as possible, such as pharmaceutical therapies. Also, when patients initially seek treatment, their first physician contact is usually with a general practitioner and not with a surgical specialist. If less invasive options have proven unsuccessful, patients and their physicians may consider surgery as a solution.
Sales of our products benefit from some of the same factors which drive sales in many other medical device companies: an aging population with a desire to maintain a high quality of life, the expanding availability of safe and effective treatments, minimally invasive solutions and increasing patient and physician awareness of these treatments.
The diseases our products address can profoundly affect quality of life and the burden of these diseases increases with age. The incidence of incontinence, erectile dysfunction and benign prostatic hyperplasia in men increases with age and with the incidence of prostate cancer surgery. Female incontinence and pelvic floor prolapse have been linked to pregnancy and childbirth among younger women, but also occur independently as women age.
As a result, we believe that as the “baby boomer” generation continues to age, the growth in the prospective patient pool for our products will accelerate. We also believe that this demographic group and those that follow will be less willing to accept the natural deterioration of body functions. We believe their desire to maintain a consistent quality of life will amplify the demand for our products and therapies. As a result, our strategy of providing an expanding portfolio of treatment options is an important business driver. In the last several years, we have successfully introduced new products and therapies to meet our target physician and patient needs.
Increasing patient awareness of these new treatments is critical to our continued success. We believe that advertising by pharmaceutical companies and increased private internet access to healthcare information has greatly increased patients’ awareness of treatment options. For example, erectile dysfunction has become a more widely recognized disease largely due to the pharmaceutical industry’s extensive advertising campaign for Viagra®,

Levitra® and Cialis®. Going forward, we expect continued advertisements to drive awareness of other pelvic health disorders. As individuals seek medical treatment, we expect many of them will learn about and choose a treatment involving one of our products. We facilitate that decision by working closely with physicians who are skilled in using our products and therapies, and by co-sponsoring meetings and community health talks where patients can learn more about the benefits of these procedures. In 2010, thousands of men and women attended community health talks on the conditions we treat. While the principal focus of our education efforts remains with physicians, we continue to expand our patient awareness initiatives, primarily through co-sponsored education and marketing activities with physician practices, and will continue to focus on patient initiatives in the future. Due to the complex nature of medical devices, our investments in training and education will continue to be an important element of our business in order for us to explain the benefits that our products offer.
Building physician awareness continues to be an important element of our education and marketing strategy. Physician training on the anatomy, physiology and surgical procedures surrounding pelvic health has become one of our core competencies. We trained approximately 7,400 physicians on our products and therapies in 2010. We believe our extensive experience in the pelvic health arena has resulted in a very strong franchise with urologists and we are working to build a similarly strong franchise with urogynecologists, surgical gynecologists and colorectal surgeons. The gynecology specialty is critical to our growth because most women who suffer from incontinence, pelvic floor prolapse and other pelvic disorders are likely to be referred to a gynecologist after first seeking help from their primary care physician.
We maintain our strong commitment to product innovation. During 2010, we launched the GreenLight™ XPS laser system and the MoXy™ Liquid Cooled Fiber for BPH therapy, and we will continue to focus on expanding the market for our GreenLight™ lasers and fibers. In our female continence product line, we recently launched the MiniArc Precise™ Single-Incision Sling System for the treatment of female stress urinary incontinence. MiniArc Precise™ is the next generation of the MiniArc® sling, the number one selling single-incision sling in the United States. Also in women’s health, the Elevate® anterior (released in 2009) and Elevate® posterior (released in 2008) transvaginal pelvic floor repair systems each had strong sales growth throughout 2010. In the men’s health business, we received regulatory approval in 2010 of the Conceal™ Flat Reservoir, which allows for an easier placement of the reservoir in the abdomen for an inflatable penile prothesis. We expect full launch in 2011. Finally, for male continence, the AdVance® XP, which was launched in our European markets in 2010, improves ease of use and clinical outcomes. U.S. launch of AdVance® XP will follow U.S. Food and Drug Administration (FDA) 510(k) clearance.
We remain committed to spending approximately 10 percent of our sales over the long term on research and development in order to develop new products and product improvements, generate robust clinical data, and continue to be recognized as a world leader in pelvic health innovation.
Men’s Health
We estimate over 50 million men worldwide suffer from urinary incontinence, the involuntary release of urine from the body. Male incontinence may be managed with a catheter and leg bag to collect urine, or with pads and diapers to absorb the leaks. These measures are far from ideal, as they come with recurring replacement product costs, the potential for infection, embarrassing leaks and odor, a significantly diminished quality of life, and may even result in the need for managed care.
Since 1972, when we introduced the predecessor to the AMS 800® Artificial Urinary Sphincter, we have been the leading medical device company supplying surgical solutions for male incontinence. The fully implantable AMS 800® system includes an inflatable urethral cuff to restrict flow through the urethra and a control pump that allows the patient to discreetly open the cuff when he wishes to urinate. The AMS 800® with InhibiZone® has successfully reduced surgical infections, similar to the results seen in erectile restoration applications. Since 2000, we have also been selling the InVance® sling system, a less-invasive procedure for men with moderate incontinence, and in 2007, we released the AdVance® sling system for the treatment of mild to moderate stress urinary incontinence. We also offer the UroLume® endoprosthesis stent as a less invasive procedure for patients who may not be good surgical candidates, as well as for men suffering from bulbar urethral strictures. Our Acticon® Neosphincter is used to treat severe fecal incontinence, the loss of bowel control, in men for whom less invasive treatments have failed.

Erectile dysfunction is the inability to achieve or maintain an erection sufficient for sexual intercourse. It is most often caused by vascular disease, complications from diabetes, or prostate surgery which can damage both nerves and arteries necessary for erectile function. This disease can also be caused by spinal cord injury, and may have a psychogenic component. We estimate that erectile dysfunction may affect over 400 million men and their partners around the world. The primary treatment for erectile dysfunction is the class of drugs referred to as PDE-5 inhibitors. Approximately 30 percent of patients using these drugs do not have a positive response. If such drugs are not effective, the patient may elect to have an implant of one of our penile prosthesis products, which provide consistent, reliable solutions.
We lead the penile implant market with a series of semi-rigid malleable prostheses and a complete range of more naturally functioning inflatable prostheses, including the AMS 700® MS. We have refined our market leading implants over the years with improvements to the AMS 700® series of inflatable prostheses, including the AMS 700 LGX® and the MS Pump®. Another key factor that distinguishes our products is the use of the InhibiZone® antibiotic coating for which we received FDA approval in July 2009 for our product claim that InhibiZone® reduces the rate of revision surgery due to surgical infections. Physician preference for these new products contributed to the continued growth in erectile restoration sales.
BPH Therapy
Our products can be used to relieve restrictions on the normal flow of urine from the bladder caused by bladder obstructions, generally the result of BPH or bulbar urethral strictures. Symptoms of BPH include increased urination frequency, sudden urges to urinate, and weak urine flow. More than 70 percent of men over age 60 have some symptoms of BPH. Prior to the development of less invasive therapies, the conventional treatment for those experiencing a physical obstruction of the prostatic urethra was a surgical removal of the prostatic tissue performed under general anesthesia, known as a transurethral resection of the prostate (TURP). We offer men an alternative to a TURP, with the GreenLight™ photovaporization of the prostate. This laser therapy is designed to reduce the comorbidities associated with TURP. The GreenLight™ laser system has paved the way for creating a new standard of care in the treatment of BPH. This new standard of BPH care is further advanced by the GreenLight™ XPS and MoXy™ Liquid Cooled Fiber which provide shorter treatment times with similar long-term results compared to other laser systems. The GreenLight™ laser system offers an optimal laser beam that balances vaporization of tissue with coagulation to prevent blood loss and providing enhanced surgical control compared to other laser systems. We also offer the StoneLight® laser and SureFlex™ fiber optics for the treatment of urinary stones. StoneLight® is a lightweight and portable 15-watt holmium laser that offers the right amount of power to effectively fragment most urinary stones. The SureFlex™ fiber optic line is engineered to deliver more energy safely and effectively, even under maximum scope deflection, for high performance holmium laser lithotripsy.
Our TherMatrx® product is designed for those men not yet to the point of urethral obstruction, but for whom symptomatic relief is desired. It is a less-invasive tissue ablation technique that can be performed in a physician’s office using microwave energy delivered to the prostate. The market for an office-based therapy for BPH has remained relatively flat, at approximately 100,000 men treated annually, partially due to the continued adoption of laser delivered BPH treatments.
Women’s Health
We estimate over 500 million women worldwide suffer from urinary or fecal incontinence. These diseases can lead to debilitating medical and social problems, ranging from embarrassment to anxiety and depression. There are three types of urinary incontinence: stress, urge, and mixed incontinence (a combination of stress and urge). While stress incontinence is generally caused by a weakening of the pelvic floor and resultant hypermobility of the urethra, urge incontinence is more complex and currently not as well understood. Pads and diapers are often used to contain and absorb leaks, and may be acceptable for controlling mild incontinence. Drug therapy and electrical nerve stimulation are currently used to treat urge incontinence. Incontinence may be treated through exercises to strengthen pelvic floor muscles, or through the injection of collagen or some other bulking agent into the wall of the urethra or bladder neck to narrow the passage. Surgical solutions are generally recommended only when these other therapies are not effective. Our current products in the market treat stress incontinence, which generally results from a weakening of the tissue surrounding the bladder and urethra which can be a result of pregnancy, childbirth and aging.

We offer a broad range of systems to restore female continence led by Monarc® and MiniArc®. Monarc®, launched in 2003, has established itself as a standard treatment for stress incontinence. It incorporates unique helical needles to place a self-fixating, sub-fascial hammock through the obturator foramin. Our MiniArc® Single-Incision Sling for stress incontinence was released in 2007 and requires just one incision to surgically place a small sling under the urethra, which minimizes tissue disruption and potential for blood loss, thereby allowing the procedure to be done with less anesthesia on an outpatient basis. In 2010, we launched the MiniArc Precise™, which is designed to enhance the ease and accuracy of placement of the MiniArc® device and will continue the success for our women’s health incontinence solutions.
The Acticon® neosphincter, an extension of our urinary control technology, is used to treat severe fecal incontinence primarily as the result of complications from childbirth, including episiotomy.
Pregnancy, labor, and childbirth may also cause pelvic floor prolapse and other pelvic floor disorders. Prolapse and other pelvic floor defects may be treated with a variety of open, laparoscopic, and transvaginal surgeries. We estimate over 400,000 procedures are performed annually around the world to repair some form of pelvic floor prolapse in women. These procedures have historically been performed through the use of suture and graft materials designed for other surgical applications. We offer less invasive solutions for pelvic floor repair. In 2008, we introduced the Elevate® transvaginal pelvic floor repair system, with no external incisions. Using an anatomically designed needle and self-fixating tips, Elevate® allows for safe, simple and precise mesh placement through a single vaginal incision. The posterior system was launched in 2008 and the anterior system was launched in 2009.
Selling and Marketing
We sell our products in the United States, Canada, Australia, Brazil, and many western European countries through direct sales representatives. At the end of 2010, we had over 500 employees in our global sales and marketing force. We also ended 2010 with 80 independent distributors who represent our products in countries where we do not have direct sales representatives and accounted for approximately 5.6 percent of our worldwide sales. In specific laser therapy markets in the United States, we sell to mobile providers. No single customer or group of customers accounts for more than ten percent of our total sales. Local market conditions, including the regulatory and competitive situation, determine the type of products we sell in each market.
Our marketing organization is responsible for understanding patient and physician needs, guiding new product development, and increasing the awareness, understanding, and preference for our products among physicians and patients.
Manufacturing and Supply
We use approximately 110,000 square feet of our facilities in Minnesota and California for manufacturing, warehousing, and distribution of our products. In 2010, we consolidated our laser therapy operations by moving the Arizona operations to our California facility, which resulted in improved manufacturing efficiencies. We utilize warehouses to support local distribution in countries outside the U.S. where we have direct sales representation. In February 2011, we started to use a third-party warehouse and distribution center for certain finished goods in the U.S., which we anticipate will result in improved efficiencies, long-term cost savings, and also provide risk mitigation for our overall operations. Our Minnesota location now serves as our back-up warehouse and distribution center for certain products. We maintain a single-shift manufacturing operation and employ lean manufacturing approaches for the reduction of waste in manufacturing processes and alignment of production with customer demand. Some of our products utilize raw materials or components that are either single or sole-sourced.
We maintain a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance, and quality control test methods. Our documentation systems comply with appropriate FDA and International Organization for Standards (ISO) requirements.
Research and Development
We are committed to developing new products and improving our current products to provide physicians and patients with better clinical outcomes through less invasive and more efficiently delivered therapies. Most of our research and development activities are conducted in our Minnesota and California facilities, although we also work with physicians, research hospitals, and universities around the world. Many of the ideas for new and improved products come from a global network of leading physicians who also work with us in evaluating new concepts and in conducting clinical trials to gain regulatory approvals. We conduct applied research in areas that we think will likely lead to product commercialization activities. This research is often done at a technology platform level such that the science can be utilized to develop a number of different products. The development process for any new product can range from months to several years, primarily depending on the regulatory pathway required for approval.
Our product development engineers work closely with their marketing partners to identify important needs in the urology, gynecology, urogynecology and colorectal markets. The team then analyzes the opportunities to optimize the value of the product development portfolio. Our product development teams continue to improve our current product lines and develop new products to increase our market share and also expand the markets we serve. In addition, we believe our clinical data will continue to drive market expansion for our therapies and demonstrates our technology leadership position.
Our spending on research and development activities, including clinical and regulatory work totaled $53.4 million, $52.8 million and $46.2 million in 2010, 2009 and 2008, respectively. These research and development dollars represented 9.8 percent, 10.2 percent and 9.2 percent of sales for each year respectively. We plan to target research and development spending at approximately 10 percent of sales for the foreseeable future.
Competition
Competition in the medical device industry is intense and characterized by extensive research efforts and rapid technological progress. The primary competitive factors include clinical outcomes, distribution capabilities, and price relative to (1) competitive technologies and (2) reimbursements to physicians and hospitals for their services. With certain of our products, our competitors may have greater resources with which to develop and market products, broader distribution resources, and economies of scale which we do not have. Our competitive advantage is driven by our focus on the pelvic health market and our ability to develop new products and innovative procedures, obtain regulatory clearance, ensure regulatory compliance, protect our intellectual property, protect the proprietary technology of our products and manufacturing processes and maintain and develop preference for our products among physicians and patients. All of these abilities require recruiting, retaining, and developing skilled and dedicated employees, training physicians and maintaining and developing excellent relationships with physicians and suppliers.
Intellectual Property
We rely on intellectual property including patents, trade secrets, technical innovations, and various licensing agreements to protect and build our competitive position. We own 247 issued U.S. patents, with approximately half of such patents being issued or acquired in the last five years, and numerous international patents covering various aspects of our technology. We also have U.S. and international patent applications pending. We review competitive products and patents to actively enforce our rights and to avoid infringing the legitimate rights of others.
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
Government Regulation
Numerous governmental authorities, principally the FDA and comparable foreign regulatory agencies, regulate the development, testing, manufacturing, labeling, marketing, and distribution of our products. In Europe and certain other countries, we comply with the European Union Directives for Medical Devices and certify our compliance with the CE Mark. In other countries outside the United States, we ensure appropriate local registration and authorization. In the U.S., our products fall into FDA Classes I, II, and III depending on the indications for use and the risk the products pose to the patient. Class I includes devices with the least risk and Class III includes those with the greatest risk.
The class to which our products are assigned determines the type of pre-marketing application required for FDA clearance. If the product is classified as Class I or II, and if it is not exempt, a 510(k) will be required to obtain marketing clearance. It generally takes several months from the date of most 510(k) submissions to obtain clearance, and it may take longer, particularly if a clinical trial is required. Class III devices generally require a pre-market approval application (PMA) supported by investigational clinical studies. The PMA process can be expensive, uncertain, require detailed and comprehensive data, and generally takes significantly longer than the 510(k) process. Our penile implant, artificial urinary and bowel sphincters, UroLume® endoprosthesis stent, and TherMatrx® products have been approved through the PMA process and were supported by clinical trials. Our other products were cleared through the 510(k) pre-market notification process.
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
The FDA and international regulatory authorities periodically inspect our operations to assure themselves of our compliance with applicable quality system regulations. We must comply with a host of regulatory requirements that apply to medical devices and drug device combination products marketed worldwide. If we fail to comply with these regulatory requirements, our business, financial condition, and results of operations could be significantly harmed.
Third-Party Reimbursement
Most of our products are purchased by hospitals that are reimbursed for their services by third-party payers including Medicare, Medicaid, comparable foreign agencies, private health care insurance, and managed care plans. The reimbursement environment facing our customers varies widely, as do our customers’ systems for dealing with such variation.
At times, many third-party payers (including governments and large, influential private payers) seek to reduce their costs by denying coverage for certain procedures, including new procedures for which efficacy has not yet been well established, or reimburse at rates which do not cover the full cost of procedures. New products and procedures that we develop may not find market acceptance because of delays in third-party payer acceptance of the medical value of the new procedures.
The level of third party reimbursement has fluctuated from time to time in the past, may fluctuate in the future, and is subject to review or withdrawal at any time. The level of reimbursement may influence whether customers purchase our products. Reimbursement rates also vary depending on whether the procedure is performed in a hospital, ambulatory surgery center or physician office.
Employees
As of January 1, 2011, we employed 1,255 people in the following areas: 302 in manufacturing; 364 in U.S. sales, marketing and distribution; 150 in administration; 113 in regulatory, clinical and quality assurance; 99 in research and development; and 227 internationally. We do not have any organized labor unions. We believe we have an excellent relationship with our employees.
Accounting Periods
We have a 52-or 53-week fiscal year ending on the Saturday nearest December 31. Accordingly, fiscal years 2010, 2009 and 2008 ended on January 1, 2011, January 2, 2010 and January 3, 2009, respectively, and are identified in this report as 2010, 2009 and 2008. Fiscal year 2008 had 53 weeks and fiscal years 2010 and 2009 consisted of 52 weeks.

Financial Information about Geographic Areas
Approximately 27.2 percent, 28.0 percent, and 29.1 percent of our consolidated revenues in 2010, 2009 and 2008, respectively, were from sales to customers outside of the United States. See Notes to Consolidated Financial Statements — No. 10, Industry Segment Information and Foreign Operations for more information.
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

Name	Age	Title
Anthony P. Bihl, III	54	President and Chief Executive Officer
Mark A. Heggestad	52	Executive Vice President and Chief Financial Officer
Whitney D. Erickson	44	Senior Vice President, General Manager Men’s Health
Maximillian D. Fiore	56	Senior Vice President and Chief Technology Officer
Jeanne M. Forneris	57	Senior Vice President and General Counsel
Joe W. Martin	58	Senior Vice President, General Manager BPH Therapy
John F. Nealon	48	Senior Vice President, General Manager Women’s Health
Thomas K. Rasmussen	57	Vice President Minnetonka Operations & Worldwide Logistics
Randall R. Ross	48	Senior Vice President, Human Resources
Michael E. Ryan	51	Vice President, General Manager Asia Pacific/Latin America Region
Anthony P. Bihl, III was named Chief Executive Officer in April 2008. Mr. Bihl has over 25 years experience in financial, operational, and global management and medical instrument manufacturing. He served as Chief Executive Officer of Siemens Medical Solutions Diagnostics Division from January to November 2007, after its acquisition of the Diagnostics Division of Bayer HealthCare LLC, an operating unit of Bayer AG, a chemical and pharmaceutical company, where he served in various positions since 2000. From September 2004 to December 2006, he served as the President of the Diagnostics Division of Bayer Healthcare, LLC. In May 2002, he became the Senior Vice President of Business Planning and Administration (BPA), where he was responsible for the oversight, direction and management of the various functions within BPA, including accounting, supply chain, strategic planning, business development, information management and technology, and the Viterion TeleHealthcare joint venture with Matsushita. From January 2000 to May 2002, he served as the Vice President of Finance & Controlling for Bayer Diagnostics’ Laboratory Testing segment. Prior to his time with Bayer, Mr. Bihl held various managerial positions of increasing responsibility within finance and operations in the medical diagnostics, diagnostics imaging and biotechnology businesses.
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

Whitney D. Erickson has served as our Senior Vice President and General Manager of Men’s Health since January 2007. Ms. Erickson has over 20 years of global experience including roles in process technology, operations leadership, marketing, business development and general management. She was previously with Honeywell International, where she spent 11 years, most recently as a Vice President for Business Development from 2004 to 2007, involved in integration of various Honeywell acquisitions. Prior to Honeywell, Ms. Erickson was with the former James River Corporation, as well as General Electric. She has worked in a variety of industries including polymers, pharmaceutical packaging and chemical intermediates as well as security hardware and power transformation.
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
Jeanne M. Forneris, J.D. joined our company as our Senior Vice President and General Counsel in February 2010. Ms. Forneris served as Vice President of Strategic Investments for the Cardiac Rhythm Disease Management Division of Medtronic, Inc. from January 2007 to February 2010, and as Vice President and Senior Counsel for the Cardiac Rhythm Disease Management Division of Medtronic from July 1999 to January 2007. Prior to her time at Medtronic, Ms. Forneris served as Vice President and General Counsel of the M. A. Mortenson Company and also worked in private practice.
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
John F. Nealon has served as Senior Vice President and General Manager, Women’s Health since April 2008. Prior to his appointment as General Manager, Mr. Nealon served as Senior Vice President of Business Development from April 2005 to July 2008. From January 2002 to April 2005, he served as our Vice-President of Global Marketing. Mr. Nealon has over 20 years of experience in the medical device industry. From 1996 to 2001, he served on the management team at Survivalink, a start-up medical device company which developed and marketed automated external defibrillators (AEDs). During his final three years at Survivalink, he served as Vice-President, Marketing and International Sales. In 1996, he served as Director of Product Marketing for Summit Medical. From 1989 to 1996, he served in a variety of global product marketing roles at GE Medical Systems in the x-ray, surgery and cardiology businesses.
Thomas K. Rasmussen has served as Vice President of the Minnetonka Operations and Worldwide Logistics since August 2007. Mr. Rasmussen has over 30 years of experience in engineering, quality, R&D, manufacturing and supply chain. From 1996 to 2007, Mr. Rasmussen worked for Smiths Medical as Director of Operations — Infusion Systems, then Vice President Medical Delivery Operations, and finally as Vice President of the U.S. Supply Chain. Prior to Smiths Medical he worked for the 3M Company primarily within its various Health Care divisions in many different business functions and locations.
Randall R. Ross has served as Senior Vice President of Human Resources since June 2009. Mr. Ross has over 20 years of experience in the field of Human Resource Management. Most recently, he was Vice President of Human Resources from 2000 to 2009 at Best Buy, a global retailer of technology and entertainment products and services, where he led the HR function for the company’s 4,000-plus corporate staff and its subsidiaries. Prior to Best Buy, he had Human Resource leadership assignments at Target Corporation and Dow Chemical Company. He also served in a number of roles at the University of St. Thomas (Minnesota), including adjunct faculty member in the graduate program in Human Resource Development, staff psychologist and instructor for the University’s Center for Business Excellence. Mr. Ross is a licensed psychologist in the state of Minnesota.
Michael E. Ryan has served as our Vice President and General Manager, Asia Pacific/Latin America Region, since January 2009. Mr. Ryan has more than 20 years of Sales and Marketing experience within the U.S. and International AMS sales organization. Previously, Mr. Ryan served as our Vice President, Sales and Marketing, Intercontinental from May 2007 to January 2009, and he was Area Sales Director, responsible for the Eastern United States, from November 2005 to May 2007. He has opened and expanded AMS direct affiliate offices around the globe and developed the extensive international distributor sales team in Europe, Latin America and Asia Pacific.
Item 1A. Risk Factors
The following risk factors should be considered carefully in connection with any evaluation of our business, financial condition, results of operations, prospects and an investment in our common stock. Additionally, the following risk factors could cause our actual results to materially differ from those reflected in any forward-looking statements.
Our revenues and operating results may be negatively affected and we may not achieve future growth projections if we fail to compete successfully against our competitors, fail to develop our presence in new markets, or fail to develop new products or technologies.
Our competitors include several large medical device manufacturers that may have greater resources, more widely accepted products, better distribution channels, less invasive therapies, greater technical capabilities and stronger name recognition than we do. This is particularly the case when we enter new markets or develop technologies for new therapies. We expect our competitors will continue to improve their products and develop new competing products, including less invasive or non-invasive products, pharmaceuticals and cell or gene therapies. These new technologies and products may beat our products to the market, be more effective than our products, render our products obsolete by substantially reducing the prevalence of the conditions our products and therapies treat, or provide the same benefits as our existing products at the same or lower price. As part of our growth strategy, we intend to introduce a number of new products and product improvements. Product introductions depend upon a variety of factors, including timely receipt of appropriate regulatory approvals. We may be unable to compete effectively with our competitors, or achieve our internally established growth targets, if we cannot maintain our market share and introduce new alternative products, techniques, therapies and technologies, along with obtaining timely approval from applicable regulatory authorities, in the markets we serve.
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
We are subject to many laws and regulations and any adverse regulatory action may have a material adverse effect on our financial condition and operations.
Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by numerous government agencies, including the FDA and foreign agencies. Each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. The FDA has recently increased its scrutiny of the medical device industry and is expected to continue to scrutinize the industry closely with inspections and enforcement actions. Foreign governmental regulations have also become increasingly stringent and more common, and we may become subject to even more rigorous regulation by foreign governmental authorities in the future.
If we fail to receive regulatory approval for future products, or for modifications to the design, labeling or indications for use of existing products, we will be unable to market and sell these products. The process of obtaining approval from the FDA and foreign regulatory agencies for new products, or for enhancements or modifications to existing products, could:
•	take a significant amount of time,

•	require the expenditure of substantial resources,

•	involve rigorous pre-clinical and clinical testing,

•	involve modifications, repairs or replacements of our products, and

•	result in limitations on the indicated uses of our products.
Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. For example, we are required to comply with the FDA’s Quality System Regulation (QSR), which mandates that manufacturers of medical devices adhere to certain quality assurance requirements pertaining to, among other things, design controls, quality systems, labeling requirements and documentation practices. The FDA and foreign authorities periodically inspect our manufacturing facilities for compliance with these requirements. In addition, we are required to comply with medical device reporting regulations, which require us to report to FDA or similar foreign regulatory agency in other countries when our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. A regulatory authority’s disagreement with the approach taken to comply with regulatory requirements or our failure to obtain the necessary product approvals could result in the authority:
•	imposing fines and penalties on us;

•	preventing us from manufacturing or distributing our products;

•	bringing civil or criminal charges against us;

•	delaying the introduction or denying marketing approval of our new products;

•	recalling, withdrawing, or seizing our products; and

•	requiring additional regulatory filings and/or approvals.
Any adverse regulatory action or domestic or foreign governmental medical device law or regulation imposed in the future, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our financial condition and results of operations.
We could incur significant costs or other negative impacts if significant product liability claims are made against us.
The manufacture and sale of medical devices exposes us to the risk of product liability claims. In the past, and at present, we have a number of product liability claims relating to our products. In the future, we may be subject to additional product liability claims, some of which may damage our reputation, divert the time, attention and resources of our management, require us to pay substantial damage awards as a result of any successful claim, or otherwise have a negative impact on our business. As our product and therapy portfolio broadens into the treatment of additional medical indications, our historical product liability experience may not be a reflection of our longer term future exposure. As a result of our exposure to product liability claims, we currently carry product liability insurance with policy limits per occurrence and in the aggregate that we believe to be adequate. We cannot provide assurance, however, whether this insurance is sufficient, or if not, whether we will be able to obtain sufficient insurance to cover the risks associated with our business or whether such insurance will be available at premiums that are commercially reasonable. If a product liability claim or series of claims is brought against us for uninsured liabilities or for amounts in excess of our insurance coverage, our business, operating results and financial condition would be adversely impacted.

We may experience an interruption in sales of a product and incur significant costs and negative publicity if that product is recalled or withdrawn.
In the event that any of our products present a health hazard to the patient or physician, fail to meet product performance criteria or specifications, including labeling, or fail to comply with applicable laws and regulations including those administered by the FDA and foreign regulatory authorities, we could voluntarily recall or withdraw the products. The FDA and similar international regulatory bodies have the authority to require us to recall or withdraw our products in the event of material deficiencies or defects in design or manufacturing. A voluntary or government mandated recall or withdrawal could occur as a result of unanticipated safety risks, manufacturing errors or design defects, including defects in labeling. In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims are supported by applicable law. We have initiated product recalls in the past and there is a possibility that we may recall or withdraw products in the future and that future recalls or withdrawals could result in significant costs to us, in significant negative publicity and product liability claims that could harm our ability to market our products in the future.
Changes in third-party reimbursement for our products and therapies may influence our customers’ purchasing activity.
Our physician and hospital customers depend on third-party government and non-governmental entities around the world to reimburse them for services provided to patients. The level of such third-party reimbursement has fluctuated from time to time in the past, may fluctuate in the future, and is subject to review or withdrawal at any time. The level of reimbursement may influence whether customers purchase our products. Reimbursement rates vary depending on whether the procedure is performed in a hospital, ambulatory surgery center or physician office. Furthermore, health care regulations and reimbursement for medical devices vary significantly from country to country, particularly in Europe. This changing environment could adversely affect our ability to sell our products in some European countries. Additionally, as we continue to expand into new global markets, we face the potential for lengthy reimbursement approval timeframes, process delays or a lack of transparency in certain reimbursement approval requirements. In summary, any unfavorable change in reimbursement could have a negative impact on our business.
Health care policy changes, including recent legislation in the U.S. that imposes additional taxes on us, may have a material adverse effect on our business.
In response to perceived increases in health care costs in recent years, the federal government, state governments, regulators and third-party payers continue to propose legislative changes to control these costs and, more generally, to reform the U.S. healthcare system. We cannot predict the effect newly enacted laws or future legislation or regulations will have on reimbursement rates, demand for our products or other aspects of our business from health care legislation that could be enacted at either the federal or state level.
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
We believe the worldwide economic conditions have resulted and may continue to result in reduction in the procedures using our products. Although a majority of our products are subject to reimbursement from third-party government and non-governmental entities, some procedures that use our products can be deferred by patients. In current economic conditions, patients may not have employer-provided healthcare, be as willing to take time off from work or spend their money on deductibles and co-payments often required in connection with the procedures that use our products. Beyond patient demand, hospitals and clinics may be less likely to purchase capital equipment in the current economic conditions and credit environment. Economic conditions could also affect the financial strength of our vendors and their ability to fulfill their commitments to us, and the financial strength of our customers and our ability to collect accounts receivable. While we believe worldwide economic conditions may have contributed to a softening in our recent revenue growth rates, the specific impact is difficult to measure. We cannot predict how these economic conditions will impact our future sales, cost of goods sold, or bad debt expense.
We may not be able to supply products that incorporate materials or components which are single or sole-sourced.
Some of our products utilize raw materials or components that are either single- or sole-sourced. These sources of supply could encounter manufacturing difficulties or may unilaterally decide to stop supplying us because of product liability concerns or other factors. We currently rely on single- or sole-source suppliers for certain components used in our male prostheses, many of our female products, our GreenLight™ laser systems, and for the TherMatrx® disposables. We cannot be certain that we would be able to timely or cost-effectively replace any of these sources upon any disruption. The loss of any of these suppliers could have a material adverse effect on our financial results in the near term, as we would be required to qualify alternate designs or sources.
The start-up, transfer, termination or interruption of any of these relationships or products, or the failure of our suppliers to supply product to us on a timely basis or in sufficient quantities, would likely cause us to be unable to meet customer orders for our products and harm our reputation with customers and our business. If we obtain a new supplier for a component, we may need to obtain FDA approval of a PMA supplement to reflect changes in product manufacturing. Further, if FDA approval of a PMA supplement is required, any delays in delivery of our product to customers could be extended due to FDA review time and our costs associated with the change in product manufacturing may increase.
Loss of our principal manufacturing and distribution facilities would adversely affect our financial position.
Manufacturing of our products takes place in our Minnesota and California facilities. Although we believe we have adequate physical capacity to serve our business operations for the foreseeable future, and we carry property insurance on our facilities, we do not have a back up manufacturing facility, and the loss or impairment of either of our Minnesota or California facilities would have a material adverse effect on our sales, earnings, and financial condition. In February 2011, we started to use a third-party warehouse and distribution center for certain finished goods in the U.S., which we anticipate will result in improved efficiencies, long-term cost savings, and also provide risk mitigation for our overall operations because our Minnesota location now serves as our back-up warehouse and distribution center for certain products. We also use a third-party warehouse and distribution center in Europe for certain finished goods. If our third-party warehouse and distribution partners suffer an interruption in business, or experience delays, disruptions, quality control, or regulatory problems in their operations, or refuse or are unable to provide services of acceptable quality, our ability to ship products to our customers could be delayed or the products that are shipped may not meet our customer’s expectations and our business, operating results and financial condition would be adversely affected.
Conversion of our 2036 Notes and 2041 Notes into common stock could result in dilution to our shareholders.
As of January 1, 2011, we have $62.0 million in principal amount of convertible senior subordinated notes due 2036 (2036 Notes) and 250.0 million in principal amount of convertible senior subordinated notes due 2041 (2041 Notes). Our 2036 Notes and 2041 Notes (Convertible Notes) are convertible, at the option of the holder, into shares of our common stock at an initial conversion price of $19.406 per share, subject to adjustment. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of Convertible Notes a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value (determined in the manner set forth in the indenture under which the Convertible Notes were issued) of the number of shares of our common stock as determined based on the conversion rate. If the conversion value exceeds $1,000, we will also deliver, in addition to cash, a number of shares of our common stock to satisfy the value that exceeds $1,000 in the manner set forth in the indenture. The number of shares of common stock issuable upon conversion of the Convertible Notes increases as the market price of our common stock increases, as described in the “Liquidity and Capital Resources” section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. All of the above conversion rights are subject to certain limitations imposed by our senior secured credit facility agreement.
Failure to satisfy the obligations related to our Convertible Notes and maintain compliance with our senior secured credit facility agreement could have a material adverse effect on our business.
Our Convertible Notes require timely interest payments and compliance with various requirements to avoid an event of default as described fully in the indenture under which the Convertible Notes were issued. The senior secured credit facility contains various restrictive covenants where compliance is essential for credit availability as the senior secured credit facility has a revolving line of credit that could serve as an additional source of liquidity if needed. Failure to comply with any payment or compliance requirements of our debt would entitle the lenders to, among other things, accelerate the maturity or terminate the availability of credit commitments.
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
We derive a significant portion of our net sales from operations in international markets. During fiscal 2010, 2009 and 2008, 27.2 percent, 28.0 percent and 29.1 percent, respectively, of our sales were to customers outside the United States. Some of these sales were to governmental entities and other organizations with extended payment terms. A number of factors, including differing economic conditions, changes in political climate, differing tax structures, changes in diplomatic and trade relationships, and political or economic instability in the countries where we do business, could affect payment terms and our ability to collect foreign receivables. We have little influence over these factors and changes could have a material adverse impact on our business. In addition, foreign sales are influenced by fluctuations in currency exchange rates, primarily the Euro, Canadian dollar, Australian dollar, and Great Britain pound. Increases in the value of the foreign currencies relative to the U.S. dollar would positively impact our earnings and decreases in the value of the foreign currencies relative to the U.S. dollar would negatively impact our earnings.
We use derivative instruments, such as foreign exchange forward contracts, to hedge a portion of estimated currency exposures. The use of derivatives offsets the portion hedged for adverse effects of an unfavorable change in foreign currency exchange rates and also offsets a portion of favorable movements in rates.
The risks of selling and shipping our products and of purchasing components and products internationally may adversely impact our revenues, results of operations and financial condition.
The sale and shipping of our products and services across international borders subject us to extensive U.S. and foreign governmental trade regulations, such as various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, export control laws, customs and import laws, and anti-boycott laws. Any failure to comply with applicable laws and regulations could result in significant criminal, civil and administrative penalties, including, but not limited to, imprisonment of individuals, fines, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.
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
We cannot provide assurance that one or more of these factors will not harm our business. Any material decrease in our international sales would adversely impact our results of operations and financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters, warehouse, research & development and manufacturing operations are located in Minnetonka, Minnesota, consisting of 230,000 square feet. We also lease two facilities with approximately 70,000 square feet of office, manufacturing, research & development and warehouse space in San Jose, California. We believe we have sufficient manufacturing space and capacity to meet production requirements for our products for 2011. In February 2011, we started to use a third-party warehouse and distribution center for certain finished goods in the U.S., which we anticipate will result in improved efficiencies, long-term cost savings, and also provide risk mitigation for our overall operations because our Minnesota location now serves as our back-up warehouse and distribution center for certain products.
We lease office space for our international management, sales, and administration personnel in Australia, Brazil, Canada, France, Germany, the Netherlands, Spain, Sweden, the United Kingdom, China and Japan.
Item 3. Legal Proceedings
We have been and are currently subject to various legal proceedings that arise in the ordinary course of business, including product liability claims and patent related issues.
Item 4. Removed and Reserved
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

	2010		2009
	High	Low	High	Low
First quarter	$20.77	$18.12	$11.92	$8.90
Second quarter	$23.74	$17.46	$16.40	$11.06
Third quarter	$24.12	$18.23	$17.10	$14.23
Fourth quarter	$20.90	$17.93	$19.49	$15.27
Holders
On February 18, 2011, there were approximately 95 stockholders of record and approximately 17,390 beneficial stockholders.
Dividends
We have previously not declared or paid cash dividends. We intend to retain all future earnings for the operation and expansion of our business. We do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. In addition, our current Credit Facility places certain restrictions on paying cash dividends.
Recent Sales of Unregistered Equity Securities
During the fourth quarter ended January 1, 2011, we did not issue or sell any shares of our common stock or other equity securities of ours without registration under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock or our other equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the fourth quarter ended January 1, 2011.

Stock Performance Graph
The following graph compares the annual cumulative total stockholder return on our common stock from December 30, 2005 until December 31, 2010, with the annual cumulative total return over the same period of the Nasdaq Market Value Index and the Medical Devices Index. Morningstar prepared the data points.
The comparison assumes the investment of $100 in each of our common stock, the Nasdaq Market Value Index and the Comparable Company Index on December 30, 2005, and the reinvestment of all dividends.

	12/30/2005	12/29/2006	12/28/2007	1/2/2009	12/31/2009	12/31/2010
AMS Common Stock	$100.00	$103.87	$81.44	$50.14	$108.19	$105.78
NASDAQ Market Index	$100.00	$110.25	$122.90	$75.66	$106.22	$125.36
Medical Devices	$100.00	$98.25	$104.15	$62.89	$89.86	$84.36

Item 6. Selected Financial Data
The following tables present five years of data (in thousands) from our statement of operations and balance sheet.

Statement of Operations Data	2010	2009	2008	2007	2006

Net sales	$542,316	$519,270	$501,641	$463,928	$358,318
Cost of sales	91,116	92,211	111,097	105,592	68,872

Gross profit	451,200	427,059	390,544	358,336	289,446

Operating expenses
Selling, general and administrative	230,931	219,050	214,951	212,565	157,621
Research and development	53,367	52,765	46,247	43,315	33,877
In-process research and development (1)	—	—	7,500	7,500	94,035
Integration costs (2)	—	—	—	1,103	1,712
Litigation settlement (3)	—	—	—	14,303	—
Amortization of intangibles (4)	12,168	13,161	34,465	18,264	12,393

Total operating expenses	296,466	284,976	303,163	297,050	299,638

Operating income (expense)	154,734	142,083	87,381	61,286	(10,192)
Other (expense) income
Royalty income	559	3,073	4,474	5,028	1,701
Interest expense (5)	(14,048)	(19,636)	(27,398)	(37,760)	(18,395)
Amortization of financing costs (6)	(14,077)	(15,790)	(18,482)	(16,145)	(14,434)
Gain on extinguishment of debt (7)	—	10,125	5,631	—	—
Gain on sale of non-strategic assets (8)	7,719	17,446	—	—	—
Other income (expense)	997	(1,266)	(1,448)	4,224	3,037

Total other (expense) income	(18,850)	(6,048)	(37,223)	(44,653)	(28,091)

Income (loss) from continuing operations before income taxes	135,884	136,035	50,158	16,633	(38,283)
Provision for income taxes (9)	48,874	51,197	19,323	11,888	9,469

Net income (loss) from continuing operations	87,010	84,838	30,835	4,745	(47,752)

Loss from discontinued operations, net of tax benefit of $0.4 million and $2.7 million for 2007 and 2006, respectively (10)	—	—	—	(691)	(5,435)

Net income (loss)	$87,010	$84,838	$30,835	$4,054	$(53,187)

Net income (loss) per share
Basic net income (loss) from continuing operations	$1.15	$1.14	$0.42	$0.07	$(0.68)
Discontinued operations, net of tax	—	—	—	(0.01)	(0.08)

Basic net income (loss)	$1.15	$1.14	$0.42	$0.06	$(0.76)

Diluted net income (loss) from continuing operations	$1.12	$1.14	$0.42	$0.06	$(0.68)
Discontinued operations, net of tax	—	—	—	(0.01)	(0.08)

Diluted net income (loss)	$1.12	$1.14	$0.42	$0.06	$(0.76)

Balance Sheet Data	2010	2009	2008	2007	2006

Cash, cash equivalents, and short-term investments	$77,815	$50,538	$42,965	$35,181	$29,541
Working capital	162,875	133,076	130,999	143,298	135,635
Total assets	1,053,434	1,047,151	1,044,497	1,115,868	1,126,620
Long-term debt	235,093	346,229	484,582	577,096	611,539
Stockholders’ equity	668,561	545,359	427,482	383,371	345,189

(1)	In 2008 and 2007, we recognized $7.5 million each year for in-process research and development charges related to the payments for achieving certain milestones related to our BioControl acquisition. In 2006, we recognized $25.6 million, $2.1 million, $62.1 million and $4.3 million, respectively, for in-process research and development charges related to the acquisitions of BioControl, Solarant, Laserscope and Ovion.

(2)	In 2007 and 2006, we recorded $1.1 million and $1.7 million, respectively, of integration costs associated with the 2006 Laserscope acquisition, primarily related to travel, legal, consulting and retention bonuses.

(3)	During 2007, we recorded a charge of $14.3 million for litigation settlements, primarily for the arbitration award to the former shareholders of CryoGen, Inc. (CryoGen) concerning an earnout payment related to our 2002 acquisition of CryoGen.

(4)	In 2008, we recorded additional amortization expense of $17.1 million for the acceleration of amortization to adjust the carrying value of certain intangible assets to their current fair values.

(5)	Interest expense includes interest incurred on our convertible notes and senior secured credit facility. Our average borrowings under the senior secured credit facility were approximately $55.8 million, $191.8 million, $281.7 million and $332.3 million during 2010, 2009, 2008 and 2007, respectively, and $366.0 million from inception on July 20, 2006 through December 30, 2006. For a more complete description of these items, see Notes to Consolidated Financial Statements — No. 5, Debt.

(6)	Amortization of financing costs relates to the deferred financing costs and debt discount for our convertible notes and our senior secured credit facility. Charges during 2006 also include a $7.0 million commitment fee for a bridge loan of up to $180 million in preparation for the acquisition of Laserscope, however we did not use the bridge loan to finance the Laserscope acquisition.

(7)	In 2009, we recognized a $10.1 million gain on extinguishment of debt related to our extinguishment of $27.3 million of 2036 Notes in the first quarter and our exchange of $250.0 million of 2036 Notes for 2041 Notes in the third quarter. During the fourth quarter of 2008, we recognized a $5.6 million gain on extinguishment of $34.5 million of convertible notes. See Notes to Consolidated Financial Statements — No. 5, Debt for more information.

(8)	During the first quarter of 2010, we recognized a $7.7 million gain related to the sale of our Her Option ® global endometrial cryoablation product line. During the third quarter of 2009, we recognized a $17.4 million gain related to the sale of our Ovion technology. See Notes to Consolidated Financial Statements — No. 3, Goodwill and Intangible Assets for more information.

(9)	In 2007, we experienced adverse tax effects from the $14.3 million of litigation settlement charges primarily resulting from the resolution of the CryoGen arbitration. Partially offsetting this unfavorable impact was the favorable settlement of a tax audit for $0.9 million, which allowed us to release a reserve for uncertain tax benefits. The in-process research and development charges described above for 2006 have no related tax benefit, except for BioControl. In 2006, we received a $2.4 million tax refund associated with the favorable agreement reached with the IRS involving the review of our 2001 and 2002 federal income tax returns.

(10)	In conjunction with our acquisition of Laserscope in the third quarter of 2006, we committed to a plan to divest Laserscope’s aesthetics business. On January 16, 2007, we sold the aesthetics business to Iridex Corporation. The financial results of the aesthetics business have been reported as discontinued operations beginning from the date of acquisition of July 20, 2006 through the date of sale of January 16, 2007. The income tax benefit from the loss from discontinued operations was $0.4 million and $2.7 million in 2007 and 2006, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introductory Overview
We are a world leader in developing and delivering innovative medical technology solutions to physicians treating men’s and women’s pelvic health conditions, thereby recognized as a technology leader in the markets we serve. We have built a business that delivers growth, fueled by a robust pipeline of innovative products for significant, under-penetrated markets. Our product development and acquisition strategies have focused on expanding our product offering for surgical solutions, including less-invasive solutions for surgeons and their patients, to reduce operating time and trauma, economically benefit the overall healthcare system, and increase the value of our products to physicians, patients, and payers. Our primary physician customers include urologists, gynecologists, urogynecologists and colorectal surgeons.
Our company was formed in 1972 and completed our 38th year of operations in 2010, with a continued focus on technological innovation, financial strength and market expansion.
Our net sales grew from $519.3 million in 2009 to $542.3 million in 2010. In 2010, men’s health contributed $246.2 million, or 45 percent of total net sales, BPH therapy contributed $114.6 million, or 21 percent of total net sales, and women’s health contributed $177.2 million, or 33 percent of total net sales.
Our women’s health products for pelvic floor repair were key drivers in sales growth in 2010 led by the success of both the Elevate® anterior and posterior systems. Our men’s health erectile restoration products, along with the AMS 800 ® (our artificial urinary sphincter product) that treats male incontinence, also contributed to our 2010 sales growth. Our 2010 sales were flat compared to 2009 in our BPH therapy products, which is our full line of products to deliver minimally invasive procedures for the treatment of obstructive BPH and urinary stones. However, our GreenLight™ laser therapy products used to treat BPH had their highest quarterly sales growth in the fourth quarter of 2010 as we continue to expand the market for the GreenLight™ XPS (Xcelerated Performance System) and the MoXy™ Liquid Cooled Fiber, our newest products for the treatment of BPH, both launched during 2010. Our women’s health products for treating incontinence had modest growth in 2010, driven by the continued solid growth of the MiniArc® Single-Incision Sling System, partially offset by declines in other female continence products. We also had a successful launch in the third quarter of the new MiniArc Precise™ for the treatment of female stress urinary incontinence.
We continue to focus on managing our working capital, controlling costs, and driving operating leverage throughout our business. We earned net income of $87.0 million in 2010, compared to $84.8 million in 2009, and generated cash from operating activities of over $115 million in each of the last three years. During 2010, we repaid the remaining outstanding term loan balance of $125.3 million on the senior secured credit facility (see Notes to Consolidated Financial Statements — No. 5, Debt), a very significant milestone for us as we repaid a total of $314.0 million on the senior secured credit facility from 2008 through 2010.
With our continued focus on geographic expansion and the future need to increase our manufacturing capacity, we have decided to expand outside the United States by establishing a manufacturing facility in Ireland in 2011. This will require an upfront investment and result in operational and financial benefits in the future. Accordingly, we anticipate that we will use an incremental $7 million in cash and incur incremental operating costs of approximately $5 million in 2011 as we begin the process of building out this increased manufacturing capacity. Our tax rate will increase by approximately one percentage point in 2011, as many of these incremental costs have negative near-term tax implications. There are many benefits that we expect to receive from this initiative including expanding our presence outside the United States, increasing our manufacturing capacity to assure continued supply of product as our company grows, reducing our risk by decreasing the concentration of manufacturing at one site, and a reduced tax rate in future years.

Results of Operations
Sales trends
The following table compares net sales of our product lines and geographies between 2010 and 2009, and between 2009 and 2008.

(in thousands)	2010	2009	$ Change	% Change	2009	2008	$ Change	% Change

Net Sales
Product Line
Men’s health	$246,238	$234,594	$11,644	5.0%	$234,594	$219,211	$15,383	7.0%
BPH therapy	114,592	114,468	124	0.1%	114,468	116,346	(1,878)	-1.6%
Women’s health	177,247	159,367	17,880	11.2%	159,367	149,964	9,403	6.3%

Sub-total	$538,077	$508,429	$29,648	5.8%	$508,429	$485,521	$22,908	4.7%
Uterine health(a)	$4,239	$10,841	(6,602)	-60.9%	$10,841	$16,120	(5,279)	-32.7%

Total	$542,316	$519,270	$23,046	4.4%	$519,270	$501,641	$17,629	3.5%

Geography
United States	$390,680	$363,057	$27,623	7.6%	$363,057	$339,558	$23,499	6.9%
International	147,397	145,372	2,025	1.4%	145,372	145,963	(591)	-0.4%

Sub-total	$538,077	$508,429	$29,648	5.8%	$508,429	$485,521	$22,908	4.7%
United States-Uterine health(a)	$4,239	$10,841	(6,602)	-60.9%	$10,841	$16,120	(5,279)	-32.7%

Total	$542,316	$519,270	$23,046	4.4%	$519,270	$501,641	$17,629	3.5%

Percent of net sales

Product Line
Men’s health	45.4%	45.2%			45.2%	43.7%
BPH therapy	21.1%	22.0%			22.0%	23.2%
Women’s health	32.7%	30.7%			30.7%	29.9%

Sub-total	99.2%	97.9%			97.9%	96.8%
Uterine health(a)	0.8%	2.1%			2.1%	3.2%

Total	100.0%	100.0%			100.0%	100.0%

Geography
United States	72.8%	72.0%			72.0%	70.9%
International	27.2%	28.0%			28.0%	29.1%

Total	100.0%	100.0%			100.0%	100.0%

(a)	The uterine health product line, Her Option® was sold in February, 2010. Revenues for 2010 consist of end-customer revenue earned prior to the date of sale, in addition to revenue earned as part of the product supply agreement, which was part of the divestiture agreement with CooperSurgical, Inc.
Net Sales. In 2010, net sales increased by 4.4 percent or $23.0 million over 2009. Fluctuations in foreign currency had a minimal impact on year over year comparisons of 2010 to 2009. Adjusting revenue for the impact of the Her Option® uterine health product line, results in sales growth of 5.8%. Sales growth in 2010 was led by growth from the Elevate® anterior and posterior transvaginal pelvic floor repair systems (we launched Elevate® anterior in 2009 and Elevate® posterior in 2008), and the MiniArc® Single-Incision Sling for treating female incontinence. Our men’s health erectile restoration products, along with the AMS 800® (our artificial urinary sphincter product) that treats male incontinence, also contributed to our 2010 sales growth. Our 2010 sales were flat compared to 2009 in our BPH therapy products. However, our GreenLight™ laser therapy products used to treat BPH had their highest quarterly sales growth in the fourth quarter of 2010 as we continue to expand the market for the GreenLight™ XPS and the MoXy™ Liquid Cooled Fiber, our newest products for the treatment of BPH, both launched during 2010.
In 2009, net sales increased by 3.5 percent or $17.6 million over 2008, and after adjusting for the impact of the sale of the Her Option® uterine health product line, net sales growth was 4.7% over 2008. The strengthening of the U.S. dollar in 2009 compared to 2008 reduced revenue growth approximately 1.7 percentage points or $8.2 million. Sales growth in 2009 was led by growth from the Elevate® anterior and posterior transvaginal pelvic floor repair systems, our men’s health products (with the erectile restoration and male continence product lines contributing equally to the growth), and the MiniArc® Single-Incision Sling for treating female incontinence.
Men’s health products. Net sales from men’s health products grew 5.0 percent or $11.6 million over 2009. We experienced balanced growth from both the erectile restoration and male continence product lines. Our AMS 700® series in our erectile restoration product line, and AMS 800® Artificial Urinary Sphincter, in our male continence product line, led the overall growth in the men’s health products. The sales growth for our AMS 700® series was concentrated in our U.S. market. The sales growth for our AMS 800® Artificial Urinary Sphincter was mainly due to our international markets, and such growth was partially offset by a small decrease in volume in the U.S. for our AdVance® male sling for treating mild male incontinence.
In 2009, net sales from men’s health products grew 7.0 percent or $15.4 million over 2008. This includes the negative impact of foreign currency fluctuations of approximately 1.9 percentage points or $4.2 million. The sales growth in male continence was mainly due to higher volume, while the increase in the erectile restoration product line was the result of several factors, including: U.S. Food and Drug Administration (FDA) approval in July 2009 of our InhibiZone® anti-infection claim indicating we have the only inflatable penile prosthesis with clinical evidence showing a significant reduction in the rate of revision surgery due to infection; our patient education and outreach programs in the U.S.; and the result of shifts in product mix.
BPH therapy products. Net sales from BPH therapy products increased 0.1 percent or $0.1 million compared to 2009. We experienced strong sales of the GreenLight XPS™ console, which was launched in the second quarter of 2010, offset by a decrease in sales of GreenLight™ fibers during the second half of 2010 compared to the second half of 2009 largely attributable to the limited availability of our new MoXy™ Liquid Cooled Fiber, which was launched in the last week of the third quarter of 2010, and also impacted by challenging international markets. We plan to continue to focus on expanding the market for our GreenLight™ lasers and fibers.
In 2009, net sales from BPH therapy products declined 1.6 percent or $1.9 million compared to 2008. This includes the negative impact of foreign currency fluctuations of approximately 1.4 percentage points or $1.6 million. In addition to the foreign currency fluctuation impact, the decline in 2009 compared to 2008 was due to a decline in laser console sales, as this area of our business is more directly impacted by worldwide economic pressures on hospital capital purchases. This decline was offset by an increase in sales growth in our U.S. market for GreenLight™ fiber sales. Finally, we also experienced a decline in sales in 2009 of our TherMatrx® product line, which is used for treatment of non-obstructive BPH.
Women’s health products. Net sales from women’s health products grew 11.2 percent or $17.9 million in 2010 over 2009. We experienced strong growth from the Elevate® posterior and anterior transvaginal pelvic floor repair systems, which drove growth in the pelvic floor repair product line, and our MiniArc® sling, which drove growth in our female continence product line. The Elevate® pelvic floor repair systems and the MiniArc® sling experienced stronger sales growth in the U.S. market compared to our international markets, driven by higher volume.
In 2009, net sales from women’s health products grew 6.3 percent or $9.4 million over 2008. This includes the negative impact of foreign currency fluctuations of approximately 1.4 percentage points or $2.4 million. The growth in 2009 was largely due to Elevate® anterior (released in 2009) and Elevate® posterior (released in 2008). The female continence product line experienced a slight increase compared to 2008, driven primarily by the MiniArc® sling that was introduced in 2007.
Uterine health products. We sold the Her Option® Global Endometrial Ablation product line on February 16, 2010 (see Notes to Consolidated Financial Statements — No. 3, Goodwill and Intangible Assets), and thus 2010 includes approximately six weeks of end-customer net sales of $1.2 million from that product in addition to sales of approximately $3.0 million after February 16, 2010 from the product supply agreement that is part of the divestiture agreement. We have completed the product supply agreement and will not have any further sales related to this product line.
International sales and foreign exchange effects. International net sales increased by 1.4 percent to $147.4 million in 2010 compared to $145.4 million in 2009. International growth was led by our men’s health products, fueled by strong growth of our AMS 800® Artificial Urinary Sphincter in our male continence product line. This increase was offset by a decline in sales of our GreenLight™ lasers and fibers. As it relates to the impact of foreign currency exchange rates, a portion of the expenses associated with international sales are foreign currency denominated costs and thus changes in currency rates do not affect net income and cash flows from operations by the same dollar amount as they affect net sales.
Our international net sales decreased $0.6 million, or 0.4 percent in 2009 compared to 2008, largely as a result of the negative impact of approximately $8.2 million in foreign currency exchange rate changes, with the strengthening of the U.S. dollar in 2009. The $8.2 million negative foreign currency impact was offset by $7.6 million in sales growth, which was led by our male continence product line.

Customer location	2010	2009	$ Change	% Change	2009	2008	$ Change	% Change

Within U.S.	$390,680	$363,057	$27,623	7.6%	$363,057	$339,558	$23,499	6.9%
United States-Uterine health	4,239	10,841	(6,602)	-60.9%	10,841	16,120	(5,279)	-32.7%

International
Before currency impact	147,535	145,372	2,163	1.5%	153,578	145,963	7,615	5.2%

Subtotal	542,454	519,270	23,184	4.5%	527,476	501,641	25,835	5.2%

Currency impact	(138)	—	(138)	—	(8,206)	—	(8,206)	—

Total	$542,316	$519,270	$23,046	4.4%	$519,270	$501,641	$17,629	3.5%

Operating Expenses
The following table compares the dollar and percentage change in the Consolidated Statement of Operations between 2010 and 2009, and between 2009 and 2008.

(in thousands)	2010	2009	$ Change	% Change	2009	2008	$ Change	% Change

Net sales	$542,316	$519,270	$23,046	4.4%	$519,270	$501,641	$17,629	3.5%
Cost of sales	91,116	92,211	(1,095)	-1.2%	92,211	111,097	(18,886)	-17.0%

Gross profit	451,200	427,059	24,141	5.7%	427,059	390,544	36,515	9.3%

Operating expenses
Selling, general and administrative	230,931	219,050	11,881	5.4%	219,050	214,951	4,099	1.9%
Research and development	53,367	52,765	602	1.1%	52,765	46,247	6,518	14.1%
In-process research & development	—	—	—	n/a	—	7,500	(7,500)	-100.0%
Amortization of intangibles	12,168	13,161	(993)	-7.5%	13,161	34,465	(21,304)	-61.8%

Total operating expenses	296,466	284,976	11,490	4.0%	284,976	303,163	(18,187)	-6.0%

Operating income	154,734	142,083	12,651	8.9%	142,083	87,381	54,702	62.6%

Royalty income	559	3,073	(2,514)	-81.8%	3,073	4,474	(1,401)	-31.3%
Interest expense	(14,048)	(19,636)	(5,588)	28.5%	(19,636)	(27,398)	(7,762)	28.3%
Amortization of financing costs	(14,077)	(15,790)	(1,713)	10.8%	(15,790)	(18,482)	(2,692)	14.6%
Gain on extinguishment of debt	—	10,125	(10,125)	-100.0%	10,125	5,631	4,494	79.8%
Gain on sale of non-strategic assets	7,719	17,446	(9,727)	-55.8%	17,446	—	17,446	n/a
Other income (expense)	997	(1,266)	2,263	n/a	(1,266)	(1,448)	(182)	12.6%

Income before income taxes	135,884	136,035	(151)	-0.1%	136,035	50,158	85,877	171.2%
Provision for income taxes	48,874	51,197	(2,323)	-4.5%	51,197	19,323	31,874	165.0%

Net income	$87,010	$84,838	$2,172	2.6%	$84,838	$30,835	$54,003	175.1%

The following table shows the Consolidated Statement of Operations as a percentage of net sales for 2010, 2009 and 2008.

	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of sales	16.8%	17.8%	22.1%

Gross profit	83.2%	82.2%	77.9%

Operating expenses
Selling, general and administrative	42.6%	42.2%	42.8%
Research and development	9.8%	10.2%	9.2%
In-process research and development	—	—	1.5%
Amortization of intangibles	2.3%	2.5%	6.9%

Total operating expenses	54.7%	54.9%	60.4%

Operating income	28.5%	27.3%	17.5%

Royalty income	0.1%	0.6%	0.9%
Interest expense	-2.6%	-3.8%	-5.5%
Amortization of financing costs	-2.6%	-3.0%	-3.7%
Gain on extinguishment of debt	—	1.9%	1.1%
Gain on sale of non-strategic assets	1.4%	3.4%	—
Other income (expense)	0.2%	-0.2%	-0.3%

Income before income taxes	25.0%	26.2%	10.0%
Provision for income taxes	9.0%	9.9%	3.9%

Net income	16.0%	16.3%	6.1%

Cost of sales. Gross profit as a percentage of sales improved to 83.2 percent in 2010 compared to 82.2 percent in 2009. We realized higher margins through a combination of factors, primarily due to the impact of ongoing manufacturing efficiencies and cost reduction programs. Margins also increased due to increased reliability in our BPH laser therapy products, which resulted in lower warranty and service costs. Future gross profit will continue to depend upon stable sales prices, product mix, production levels, labor costs, raw material costs and our ability to manage overhead costs.
Gross profit as a percentage of sales improved 4.3 percentage points from 2008 to 2009. The increase was achieved through improved margins in our BPH laser therapy products driven largely by increased reliability, which resulted in lower warranty and service costs. We also realized higher margins across all business lines through cost containment and changes in the mix of products sold.
Selling, general and administrative. Selling, general and administrative expenses as a percentage of sales increased by 0.4 percentage points to 42.6 percent in 2010 from 42.2 percent in 2009. The increase is the result of investments in marketing efforts to support product launches and geographic expansion, along with increases in staffing and legal expenses.
Selling, general and administrative expenses as a percentage of sales decreased by 0.6 percentage points to 42.2 percent in 2009 compared to 2008. The decrease is primarily the result of decreased distribution expenses due to lower fuel costs and cost cutting measures which were implemented during 2008. The decrease was offset by an increase in compensation related expenses including stock-based compensation.
Research and development. Research and development includes costs to develop and improve current and possible future products plus the costs for regulatory and clinical activities for these products. Research and development expenses as a percentage of revenue were 9.8 percent in 2010, 10.2 percent in 2009, and 9.2 percent in 2008. These ratios are in line with our long-term goal for spending in research and development of approximately ten percent of sales.
In-process research and development. The 2008 in-process research and development (IPR&D) expense represents a $7.5 million milestone payment related to our acquisition of BioControl Medical, Ltd., (BioControl) for the in-process development of an implantable electrical stimulation device to treat urge incontinence and interstitial cystitis

(IC). The following paragraphs describe the status of previously acquired IPR&D projects that remain in progress at January 1, 2011.
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
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. Amortization of intangibles decreased as a percentage of sales to 2.3 percent in 2010 from 2.5 percent in 2009. The decrease in amortization expense over 2009 is primarily due to the sale of our Ovion technology in the third quarter of 2009 and sale of the Her Option® product line in the first quarter of 2010, as intangible assets were disposed of in these transactions, thereby reducing on-going amortization expense.
The decrease in amortization of intangibles in 2009 compared to 2008 of $21.3 million was driven by a $17.1 million impairment charge in 2008 for the acceleration of amortization to adjust the carrying value of certain intangible assets related to the TherMatrx® product line and GreenLight PV® technology to their current fair values, which also resulted in lower on-going amortization expense in 2009. (See Notes to Consolidated Financial Statements — No. 3, Goodwill and Intangible Assets.)
Royalty income. Our royalty income is from licensing our intellectual property. We do not directly influence sales of the products on which these royalties are based and cannot give any assurance as to future income levels. Royalty income decreased to $0.6 million in 2010 from $3.1 million in 2009. The decrease was primarily due to the termination of a royalty agreement in connection with the sale of our Ovion technology in the third quarter of 2009 and the expiration of other royalty contracts.
Royalty income in 2009 decreased to $3.1 million from $4.5 million in 2008, mainly due to a one-time royalty payment we received in 2008 related to a portion of our urinary incontinence technology acquired in 2006.
Interest expense. Interest expense decreased to $14.0 million in 2010 compared to $19.6 million in 2009 mainly due to the impact of debt reductions made over the past year. Interest expense includes interest incurred on our convertible senior subordinated notes due 2036 (2036 Notes), which carry a fixed interest rate of 3.25 percent, the interest incurred on our convertible senior subordinated notes due 2041 (2041 Notes), which carry a fixed interest rate of 4.00 percent, and the interest incurred on our Credit Facility, which generally carries a floating interest rate of LIBOR plus 2.25 percent. During 2010 and 2009, we used interest rate swap contracts, which were designated as cash flow hedges of floating rate interest payments for a portion of our borrowings under the Credit Facility. These contracts matured during the third quarter of 2010, and we had no outstanding interest rate swap contracts as of January 1, 2011. Including the impact of interest rate swaps, our weighted average interest rate on the credit facility was 3.1 percent and 4.6 percent during 2010 and 2009, respectively. Average borrowings during 2010 on the Credit Facility were $55.8 million, compared to average borrowings during 2009 of $191.8 million. Average borrowings on our 2036 Notes were $62.0 million and $245.6 million for 2010 and 2009, respectively. Average borrowings on our

2041 Notes, which we issued in September of 2009 in exchange for 2036 Notes (see Notes to Consolidated Financial Statements — 5, Debt), were $250.0 million and $71.4 million in 2010 and 2009, respectively.
Interest expense decreased by $7.8 million in 2009 compared to 2008 mainly due to the impact of debt reductions made during 2008 and 2009. Average borrowings during 2009 on the Credit Facility were $191.8 million, compared to average borrowings during 2008 of $281.7 million. Average borrowings on our 2036 Notes were $245.6 million and $371.1 million for 2009 and 2008, respectively. Average borrowings on our 2041 Notes, which we issued in September of 2009 in exchange for 2036 Notes (see Notes to Consolidated Financial Statements — 5, Debt), were $71.4 million for 2009.
Amortization of financing costs. Amortization of financing costs in 2010 and 2009 was $14.1 million and $15.8 million, respectively, and was comprised of the incremental non-cash interest cost of our 2036 Notes and 2041 Notes and amortization of the costs associated with the issuance of the Credit Facility, the 2036 Notes and the 2041 Notes. The $1.7 million decrease in 2010 is due to the impact of debt prepayments made during 2009, as we recognize a pro rata portion of the related debt discount and debt issuance costs when we retire debt.
Amortization of financing costs decreased by $2.7 million in 2009 compared to 2008 due to lower amortization of the non-cash interest cost of our 2036 and 2041 Notes due to the use of the effective interest method in determining the amortization.
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
Other income (expense). Other income was $1.0 million in 2010 compared to other expense of $1.3 million in 2009. The primary cause of the change in other income (expense) relates to losses incurred, in 2009, on foreign currency forward contracts that are designated as cash flow hedges of forecasted sales to foreign subsidiaries (see Notes to Consolidated Financial Statements — 9, Derivative Instruments and Hedging Activities).
Other income (expense) loss of $1.3 million in 2009 compared to a loss of $1.4 million in 2008. The primary cause of the change in other income (expense) relates to fluctuations in foreign currencies against the U.S. dollar on foreign denominated inter-company receivables and payables and the impact of our foreign currency hedge transactions. Also, fiscal year 2008 included an impairment charge related to our investment in Iridex stock which we determined was other-than-temporarily impaired.
Provision for income taxes. Our effective tax rate for 2010 of 36.0 percent on income was slightly higher than the U.S. statutory tax rate applied to pretax income, primarily as a result of state taxes and non-deductible goodwill that was allocated to the sale of our Her Option® product line, which were partially offset by manufacturing tax incentives, the federal research and development tax credit, and tax benefits due to the release of reserves for uncertain tax positions primarily related to the closure of various statutes of limitations.

Our effective tax rate was 37.6% for 2009 and was higher than the U.S. statutory tax rate applied to pretax income, primarily as a result of state taxes which were, in part, offset by manufacturing tax incentives and the federal research and development tax credit.
Liquidity and Capital Resources
Cash, cash equivalents, and short-term investments were $77.8 million as of January 1, 2011, compared to $50.5 million as of January 2, 2010. Short-term investments consist of highly liquid money market funds and short term commercial paper that have not experienced any negative impact on liquidity or decline in principal value.
Cash flows from operating activities
Net cash provided by operating activities was $115.9 million in 2010 compared to $122.8 million in 2009, which is a decrease of $6.9 million. The decrease was due primarily to changes in inventory. In 2010, we increased inventory levels compared to 2009 that resulted in cash used of $3.4 million, whereas in 2009, inventory levels decreased compared to 2008 and that provided cash inflows of $9.2 million in 2009. We increased inventory levels in 2010 compared to 2009 due to the growth in our business, which was partially driven by demand for new products that we launched during 2010. The change in cash flows year over year related to inventory levels was partially offset by changes in accounts receivable, accounts payable, and accrued expenses, which experienced normal operating fluctuations.
In 2009, net cash provided by operating activities increased to $122.8 million compared to $115.8 million in 2008, which is an increase of approximately $7.0 million. One of the primary reasons for the $7.0 million increase in cash provided by operating activities in 2009 compared to 2008 is the cash payment of $15.0 million in 2008 for settlement of the Cryogen arbitration award, which reduced cash provided by operating activities. This was partially offset by other changes in operating assets and liabilities that provided less cash in 2009 compared to 2008.
Cash flows from investing activities
Cash used in investing activities was $32.5 million in 2010, compared to cash provided by investing activities of $18.6 million in 2009. Net cash provided by the sale of the Her Option® product line was $19.0 million in 2010, and we also had a similar net cash inflow in 2009 when we sold our Ovion technology for $19.0 million. The proceeds from both of these sales were used to pay down our debt. We also increased our purchases of short-term investments in 2010 compared to 2009 resulting in total cash, cash equivalents, and short-term investments of $77.8 million at the end of 2010 compared to $50.5 million at the end of 2009.
In 2009, cash provided by investing activities was $18.6 million compared to cash used in investing activities of $42.2 million in 2008. The increase in cash provided by investing activities in 2009 was mainly the result of two significant items. First, the sale of our Ovion technology in the third quarter of 2009 provided net cash of $19.0 million. Second, we had an increase in cash provided by short-term investments due to reducing short-term investment balances in 2009 when we moved funds into cash and cash equivalents. We ended 2009 with total cash, cash equivalents, and short-term investments of $50.5 million compared to $43.0 million at the end of 2008.
Cash flows from financing activities
Cash used for financing activities was $97.1 million in 2010, versus $121.6 million in 2009. Cash received from the issuance of common stock was $26.1 million and $10.2 million in 2010 and 2009, respectively, the majority of which came from our employees exercising stock options. During 2009, we repurchased 2036 Notes with a principal amount of $27.3 million for a cash payment of $21.1 million. We also paid $7.7 million for debt issuance costs related to our convertible note exchange in September 2009 (see Notes to Consolidated Financial Statements — No. 5, Debt). Cash used for prepayment of the Credit Facility increased $21.8 million, from $103.5 million in 2009 to $125.3 million in 2010.
Cash used for financing activities was $121.6 million in 2009, compared to $98.2 million in 2008. Cash used for prepayment of the Credit Facility increased $18.3 million, from $85.2 million in 2008 to $103.5 million in 2009. In addition, we repurchased 2036 Notes for cash payments of $21.1 million and $23.4 million in 2009 and 2008, respectively. We also paid $7.7 million for debt issuance costs related to our convertible note exchange in

September 2009 (see Notes to Consolidated Financial Statements — No. 5, Debt). Cash received from the issuance of common stock was $8.9 million and $10.2 million in 2008 and 2009, respectively.
2036 Notes. We issued our 2036 Notes with a stated maturity of July 1, 2036 pursuant to an Indenture dated as of June 27, 2006 as supplemented by the first supplemental indenture dated September 6, 2006 (the 2036 Notes Indenture) between us and certain of our significant domestic subsidiaries, as guarantors of the 2036 Notes, and U.S. Bank National Association, as trustee for the benefit of the holders of the 2036 Notes, which specifies the terms of the 2036 Notes. The 2036 Notes bear interest at the rate of 3.25 percent per year, payable semiannually. The 2036 Notes are direct, unsecured, senior subordinated obligations, rank junior to our Credit Facility and will rank junior in right of payment to all future senior secured debt as provided in the 2036 Notes Indenture. The 2036 Notes have the same rank as our 2041 Notes.
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
If a holder elects to convert its 2036 Note in connection with a designated event or change that occurs prior to July 1, 2013, we will, to the extent described in the 2036 Notes Indenture, pay a make whole premium by increasing the conversion rate applicable to such 2036 Notes. All of the above conversion rights will be subject to certain limitations imposed by our Credit Facility.
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
2041 Notes. We issued our 2041 Notes with a stated maturity of September 15, 2041 pursuant to an Indenture dated as of September 21, 2009 (the 2041 Notes Indenture) between us and certain of our significant domestic subsidiaries, as guarantors of the 2041 Notes, and U.S. Bank National Association, as trustee for the benefit of the holders of the 2041 Notes, which specifies the terms of the 2041 Notes. The 2041 Notes bear interest at the rate of 4.00 percent per year, payable semiannually. The 2041 Notes are direct, unsecured, senior subordinated obligations, rank junior to our Credit Facility and will rank junior in right of payment to all future senior debt as provided in the 2041 Notes Indenture. The 2041 Notes have the same rank as our 2036 Notes.
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
If a holder elects to convert its 2041 Note in connection with a designated event or change, we will, to the extent described in the 2041 Notes Indenture, pay a make whole premium by increasing the conversion rate applicable to such 2041 Notes. All of the above conversion rights will be subject to certain limitations imposed by our Credit Facility.
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
The following table illustrates the number of common share equivalents that would potentially be included in weighted average common shares for the calculation of diluted EPS, assuming various market prices of our stock:

If the average	The number of common share equivalents potentially included in the computation of
market price	of diluted EPS would be (1):			Percent Dilution (2)
of our stock is:	2036 Notes	2041 Notes	Total	2036 Notes	2041 Notes	Total
$19.00	— (anti-dilutive)	— (anti-dilutive)	— (anti-dilutive)	0.0%	0.0%	0.0%
$20.00	0.1 million	0.4 million	0.5 million	0.1%	0.5%	0.6%
$22.50	0.4 million	1.8 million	2.2 million	0.6%	2.3%	2.9%
$25.00	0.7 million	2.9 million	3.6 million	0.9%	3.6%	4.5%
$27.50	0.9 million	3.8 million	4.7 million	1.2%	4.7%	5.9%
$30.00	1.1 million	4.5 million	5.6 million	1.4%	5.6%	7.0%

(1)	Common share equivalents are calculated using the treasury stock method. The formula to calculate the potentially dilutive shares related to our Convertible Notes is as follows:

(	Principal Amount	x	Market price	—	Principal	)	=	Potentially dilutive shares
	$19.406 conversion price		of stock		Amount			included in EPS

Market price of stock

(2)	The percent dilution is based on 76,777,443 outstanding shares as of January 1, 2011.
For the twelve months ended January 1, 2011 our Convertible Notes had a dilutive effect on our earnings per share calculation and 586,335 shares were included in the calculation of diluted earnings per share. For the twelve months ended January 2, 2010 and January 3, 2009 our Convertible Notes were excluded from the diluted net income per share calculation because the conversion price was greater than the average market price of our stock.
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
The six-year senior secured Credit Facility consists of (i) term loan debt and (ii) a revolving credit facility of up to $65.0 million which is available to fund ongoing working capital needs, including future capital expenditures and permitted acquisitions. In 2010, we repaid the remaining outstanding loan balance of $125.3 million with cash provided by operations.
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
On August 12, 2009, we received a Consent and Second Amendment to our Credit Facility, which allowed us to exchange a portion of our existing convertible senior subordinated notes for new convertible senior subordinated notes (see Notes to Consolidated Financial Statements — No. 5, Debt). On October 29, 2007, we entered into a First Amendment of our Credit Facility to modify certain financial covenant ratios as defined in the Credit Facility (the Amendment). Pursuant to the terms of the Amendment, certain of the financial tests and covenants provided in Section 6.8 of the Credit Facility were amended and restated, including the interest coverage ratio, the total leverage ratio, the fixed charge coverage ratio, and the maximum consolidated capital expenditures.
As of January 1, 2011, we were in compliance with all financial covenants as defined in our Credit Facility which are summarized as follows:

Financial Covenant	Required Covenant	Actual Result

Total Leverage Ratio (1)	3.00:1.00 (maximum)	1.67
Interest Coverage Ratio (2)	4.00:1.00 (minimum)	13.28
Fixed Charge Coverage Ratio (3)	1.50:1.00 (minimum)	2.45
Maximum Capital Expenditures (4)	$20 million	$7.0 million

(1)	Total outstanding debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(2)	Ratio of Consolidated Adjusted EBITDA for the trailing four quarters to cash interest expense for such period.

(3)	Ratio of Consolidated Adjusted EBITDA for the trailing four quarters to fixed charges (cash interest expense, scheduled principal payments on debt, capital expenditures, income taxes paid, earn-out and milestone payments) for such period.

(4)	Limit of capital expenditures for the full year.
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
Our borrowing arrangements are further described in Notes to Consolidated Financial Statements — No. 5, Debt.

Contractual Obligations
The following table sets forth the future commitments for our long-term debt and operating leases.

		Less than			More than
(in millions)	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt obligations (1)	$312.0	$—	$—	$—	$312.0
Operating lease commitments	7.8	3.4	3.9	0.5	—

Total	$319.8	$3.4	$3.9	$0.5	$312.0

(1)	Our 2036 Notes have a maturity of July 1, 2036 and our 2041 Notes have a maturity of September 15, 2041 and thus the principal of the Convertible Notes has been included in the “more than 5 years” column in the table above. Holders of our 2036 Notes may require us to purchase all or a portion of their 2036 Notes for cash on July 1, 2013, July 1, 2016, July 1, 2021, July 1, 2026, and July 1, 2031. Holders of the 2041 Notes may require us to purchase all or a portion of their 2041 Notes for cash on September 15, 2016.
In addition to the amounts shown in the table above, $19.3 million of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled.
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
Occasionally, sales of capital equipment have post-sale obligations, such as installation and extended service contracts, which are fulfilled after product shipment, or the delivery of fibers which may be included in the initial sales contract. For each multiple element arrangement, we determine if each element is a separate unit of accounting by ensuring that (1) the element has stand alone value to the customer, (2) there is objective evidence of the fair value for the element, and (3) if the arrangement includes a general right of return relative to the delivered item, delivery of the undelivered items is considered probable and in our control. To determine the fair value for each element in an arrangement, we rely primarily upon vendor specific objective evidence (VSOE) of fair value using the price charged when we sell that element separately, we rely upon vendor objective evidence of fair value in the form of competitor pricing of the same or interchangeable products. We defer revenue attributable to the post-shipment obligations and recognize such revenue when the obligation is fulfilled.
We provide incentives to customers, including volume based rebates. Customers are not required to provide documentation that would allow us to reasonably estimate the fair value of the benefit received and we do not receive an identifiable benefit in exchange for the consideration. Accordingly, the incentives are recorded as a reduction of revenue.
All of our customers have rights of return for the occasional ordering or shipping error. We maintain an allowance for these returns and reduce reported revenue for expected returns from shipments during each reporting period. This allowance is based on historical and current trends in product returns. At January 1, 2011 this allowance was $1.7 million, and it was $2.1 million at January 2, 2010.
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
The allowance for doubtful accounts was $3.6 million and $3.4 million at January 1, 2011 and January 2, 2010, respectively, which represented 3.6 percent and 3.2 percent of gross accounts receivable, respectively. The increase in allowance compared to the prior year is due to specific reserves related to certain international accounts.
Derivative Instruments Policy
For information regarding our use of derivatives see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and also see Notes to Consolidated Financial Statements — No. 9, Derivative Instruments and Hedging Activities.
Inventories
Inventories are stated at the lower of cost or market determined on the first-in-first-out method. Each quarter, we evaluate our inventories for obsolescence and excess quantities. This evaluation includes analyses of inventory levels, historical loss trends, expected product lives, product at risk of expiration, sales levels by product, and projections of future sales demand. We reserve inventories we consider obsolete. In addition, we record an allowance for inventory quantities in excess of forecasted demand. Inventory allowances were $3.8 million and $5.0 million at the end of 2010 and 2009, respectively. If future demand or market conditions are less favorable than current estimates, additional inventory adjustments would be required and would adversely affect income in the period the adjustment is made.
Purchase Accounting and Valuation of IPR&D
When we acquire another company, the purchase price is allocated, as applicable, between in process research and development (IPR&D), other identifiable intangible assets, tangible assets, and goodwill. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. The amount of the purchase price allocated to IPR&D and intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.
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
Goodwill
Goodwill is the excess of the purchase price over the fair value of net assets, including IPR&D, of acquired businesses. Goodwill is tested for impairment annually during the fourth quarter, or whenever a change in circumstances or the occurrence of events suggest the remaining value may not be recoverable. The goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts. Goodwill was $683.7 million as of January 1, 2011 and $690.9 million as of January 2, 2010.
For our annual goodwill impairment assessment, we currently use the market approach to determine the fair value of our single reporting unit. The approach calculates fair value as our market capitalization, plus a control premium, less cash and short-term investments, plus debt, to reach the enterprise fair value. Our market capitalization is calculated by multiplying our common shares outstanding by the average market price of our common stock for the 15 business days prior to, and 15 business days after, our assessment date. We used a control premium of 30% for our impairment assessment, as we believe this is within a reasonable range of historical control premiums paid for acquisitions in the medical device industry. We selected this method as being the most meaningful in preparing our goodwill assessment because it bases fair value on the quoted market price of our stock in an active market, while also factoring in that a market participant would be willing to pay a premium over our market capitalization to obtain full control of the company. The result of our most recent impairment assessment completed in the fourth quarter of 2010 was a fair value of $2.2 billion, compared to the carrying value of our reporting unit of $633.3 million. See Notes to Consolidated Financial Statements — No. 3, Goodwill and Intangible Assets, for further information.

Intangible Assets
Intangible assets consist primarily of purchased technology, patents, and trademarks and are generally amortized using the straight-line method over their estimated useful lives. We review our intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually during the fourth quarter or whenever there is an impairment indicator. Impairment, if any, is recognized through acceleration of amortization and recorded as amortization of intangibles. For further discussion of definite-lived intangibles for which amortization was accelerated during 2008, refer to Notes to Consolidated Financial Statements — No. 3, Goodwill and Intangible Assets. Intangible assets, net of accumulated amortization, were $90.8 million as of January 1, 2011 and $101.6 million as of January 2, 2010.
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
At January 1, 2011, our accrued warranty allowance was $2.7 million compared to $2.3 million at January 2, 2010. If we experience changes in any of the factors that influence this estimate, we will make adjustments to this accrued warranty allowance.
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
Valuation of Stock-Based Payments
Our stock-based compensation plans include stock options and restricted stock. We also sponsor an employee stock purchase plan. We account for these plans using a fair value method. Stock options and grants are valued using the Black-Scholes closed-form model for estimating the fair value of employee stock options and similar instruments. This model is based on several key inputs. Risk free interest rates are based on the applicable federal Treasury bill rate. Stock price volatility is determined based on historical rates over the comparable option expected life. Expected option lives are determined based on employee groups with similar exercise patterns, as determined by the historical activity. Expense is reduced each period for expected forfeitures, the rate of which was determined based on historical rates. We use the straight-line method of expense attribution that results in a straight-line amortization of the compensation expense over the vesting period for all options.
We recognize compensation expense for the fair value of restricted stock grants issued based on the closing stock price on the date of grant. Compensation expense recognized on shares issued under our Employee Stock Purchase Plan is based on the value of an option to purchase shares of our stock at a 15 percent discount to the stock price.
Total stock-based compensation expense recognized during the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009 was $8.7 million, $9.0 million and $8.9 million, respectively. See Notes to Consolidated

Financial Statements — No. 6, Stock-Based Compensation for further information regarding our stock-based compensation programs.
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
Our deferred tax assets include such items as timing differences on certain accruals, reserves, and deferred revenue. Other deferred tax assets exist for net operating losses on various federal and state tax returns, and research and development tax credits. Our deferred tax liabilities include such items as amortization of trademarks and intangibles, and contingent interest on the Convertible Notes.
We review deferred tax assets and determine the need for a valuation allowance on a quarterly basis. The valuation allowance assessment considers historical taxable income, estimates of future taxable income, and the impact of tax planning strategies. If a determination is made that we would not realize all or part of the deferred tax assets, an adjustment to the deferred tax asset valuation allowance and a charge to income in the period of the determination would be made. As of January 1, 2011, no valuation allowance is required.
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
Recent Accounting Pronouncements
See Notes to Consolidated Financial Statements — No. 1, Business Description and Significant Accounting Policies.
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
The following are some of the uncertainties and factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements: developing our presence in new markets and developing new products or technologies; successfully competing against competitors; physician acceptance, endorsement, and use of our products; clinical and regulatory matters; product liability claims; potential product recalls; changes in and adoption of reimbursement rates; healthcare reform legislation in the U.S.; patient acceptance of our products and therapies; or technological obsolescence; the impact of worldwide economic conditions on our operations; reliance on single or sole-sourced suppliers; loss or impairment of a principal manufacturing facility; factors impacting the stock market and share price and its impact on the dilution of convertible securities; adequate protection of our intellectual property rights; and currency and other economic risks inherent in selling our products internationally.
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
During fiscal 2010 and 2009, revenues from sales to customers outside the United States were 27.2 percent and 28.0 percent of total consolidated revenues, respectively. International accounts receivable, inventory, cash and short-term investments, and accounts payable were 42.3 percent, 6.3 percent, 16.4 percent, and 26.7 percent of total consolidated accounts for each of these items as of January 1, 2011. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. During 2010, we entered into various foreign exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on our forecasted sales to and receivables from certain subsidiaries, denominated in Euros, British pounds, Canadian dollars and Australian dollars. The result of a uniform 10 percent strengthening in the value of the U.S. dollar in 2010 relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income after the impact of hedges of approximately $2.4 million during 2010.

At January 1, 2011, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $37.4 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $3.7 million.
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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of January 1, 2011.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during our fourth quarter ended January 1, 2011.

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
Management assessed the effectiveness of our internal control over financial reporting as of January 1, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of January 1, 2011, our internal control over financial reporting is effective based on those criteria.
Our internal control over financial reporting as of January 1, 2011, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, as stated in their report which appears on page F-2 of this Form 10-K.

Item 9B. Other Information
None

PART III
Item 10. Directors and Executive Officers of the Registrant
Directors of the Registrant
The information in the “Election of Directors — Information About the Nominees and Other Directors” section of our 2011 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Executive Officers of the Registrant
Information about our executive officers is included in this Annual Report on Form 10-K under Part I, Item 1, “Executive Officers of American Medical Systems Holdings, Inc.” and incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2011 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Audit Committee Financial Expert
The information under the heading “Audit Committee” in the “Election of Directors — Board and Board Committees” section of our 2011 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Identification of the Audit Committee
The information under the heading “Audit Committee” in the “Election of Directors — Board and Board Committees” section of our 2011 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
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
Item 11. Executive Compensation
The information in the “Compensation Discussion and Analysis,” the “Executive Compensation” and the “Director Compensation” sections of our 2011 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the “Executive Compensation—Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders and Management Beneficial Ownership” sections of our 2011 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information in the “Related Person Relationships and Transactions,” the “Election of Directors — Information about the Nominees and Other Directors” and the “Election of Directors — Board and Board Committees” sections of our 2011 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
Item 14. Principal Accountant Fees and Services
The information in the “Audit and Non-Audit Fees” section of our 2011 Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

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

Schedule II — Valuation and Qualifying Accounts	F-42
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
The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit (or incorporated by reference) to this Annual Report on Form 10-K:
1.	Employment Agreement, dated December 18, 2006, between Mark A. Heggestad and American Medical Systems, Inc.

2.	First Amendment to Employment Agreement, dated March 6, 2008, between Mark A. Heggestad and American Medical Systems, Inc.

3.	Employment Agreement, dated as of April 22, 2008, between American Medical Systems, Inc. and Anthony P. Bihl, III.

4.	Change in Control Severance Agreement, dated as of April 22, 2008, between American Medical Systems Holdings, Inc. and Anthony P. Bihl, III.

5.	Separation Agreement, dated March 31, 2010, by and between Lawrence W. Getlin and American Medical Systems, Inc.

6.	Employment Agreement, effective as of April 1, 2009, between Joe W. Martin and American Medical Systems, Inc.

7.	Employment Agreement, effective as of August 3, 2009, between Maximillian Fiore and American Medical Systems, Inc.

8.	2000 Equity Incentive Plan, as amended.

9.	Form of Incentive Stock Option Agreement under the 2000 Equity Incentive Plan, as amended.

10.	Form of Non-Qualified Stock Option Agreement under the 2000 Equity Incentive Plan, as amended.

11.	Employee Stock Purchase Plan as amended.

12.	2005 Stock Incentive Plan (As Amended and Restated).

13.	Form of Stock Option Certificate for Directors under the 2005 Stock Incentive Plan.

14.	Form of Stock Option Certificate for Executive Officers under the 2005 Stock Incentive Plan.

15.	Form of Notice of Amendment to Stock Option Certificate/Agreement for Executive Officers of American Medical Systems Holdings, Inc.

16.	Form of Stock Option Certificate for Executive Officers under the 2005 Stock Incentive Plan (Version Modified in 2010).

17.	Form of Restricted Stock Award for Executive Officers under the 2005 Stock Incentive Plan.

18.	Form of Indemnification Agreement with Executive Officers and Directors.

19.	Form of Change in Control Severance Agreement.

20.	Form of First Amendment to Change in Control Severance Agreement.

21.	Form of Change in Control Severance Agreement (Version Modified in 2009).

22.	The American Medical Systems, Inc. Executive Severance Pay Plan

23.	2011 Executive Variable Incentive Plan.

FINANCIAL STATEMENTS AND NOTES THERETO
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED
FINANCIAL STATEMENTS
The Board of Directors and Stockholders
American Medical Systems Holdings, Inc.
We have audited the accompanying consolidated balance sheets of American Medical Systems Holdings, Inc. as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2011. Our audits also included the financial statement schedule listed in Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Medical Systems Holdings, Inc. at January 1, 2011 and January 2, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Medical Systems Holdings, Inc.’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2011, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
American Medical Systems Holdings, Inc.
We have audited American Medical Systems Holdings, Inc.’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Medical Systems Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, American Medical Systems Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Medical Systems Holdings, Inc. as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2011, and our report dated February 25, 2011, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 25, 2011

American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	2010	2009	2008
Net sales	$542,316	$519,270	$501,641
Cost of sales	91,116	92,211	111,097

Gross profit	451,200	427,059	390,544

Operating expenses
Selling, general and administrative	230,931	219,050	214,951
Research and development	53,367	52,765	46,247
In-process research and development	—	—	7,500
Amortization of intangibles	12,168	13,161	34,465

Total operating expenses	296,466	284,976	303,163

Operating income	154,734	142,083	87,381

Other (expense) income
Royalty income	559	3,073	4,474
Interest expense	(14,048)	(19,636)	(27,398)
Amortization of financing costs	(14,077)	(15,790)	(18,482)
Gain on extinguishment of debt	—	10,125	5,631
Gain on sale of non-strategic assets	7,719	17,446	—
Other income (expense)	997	(1,266)	(1,448)

Total other (expense)	(18,850)	(6,048)	(37,223)

Income before income taxes	135,884	136,035	50,158

Provision for income taxes	48,874	51,197	19,323

Net income	$87,010	$84,838	$30,835

Net income per share
Basic net earnings	$1.15	$1.14	$0.42
Diluted net earnings	$1.12	$1.14	$0.42

Weighted average common shares used in calculation
Basic	75,847	74,097	72,942
Diluted	77,632	74,675	73,899
     The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	January 1, 2011	January 2, 2010
Assets
Current assets
Cash and cash equivalents	$16,481	$30,670
Short-term investments	61,334	19,868
Accounts receivable, net	98,518	102,590
Inventories, net	33,789	30,276
Deferred income taxes	15,558	14,870
Other current assets	6,747	6,067

Total current assets	232,427	204,341

Property, plant and equipment, net	41,405	44,120
Goodwill	683,720	690,899
Intangible assets, net	90,781	101,568
Other long-term assets, net	5,101	6,223

Total assets	$1,053,434	$1,047,151

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,833	$9,114
Income taxes payable	535	4,495
Accrued compensation expenses	30,800	29,603
Accrued warranty expense	2,697	2,293
Other accrued expenses	26,687	25,760

Total current liabilities	69,552	71,265

Long-term debt	235,093	346,229
Deferred income taxes	57,259	62,347
Long-term income taxes payable	19,268	18,206
Long-term employee benefit obligations	3,701	3,745

Total liabilities	384,873	501,792

Stockholders’ equity
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding: 76,777,443 shares at January 1, 2011 and 74,715,839 shares at January 2, 2010	768	747
Additional paid-in capital	436,825	399,468
Accumulated other comprehensive income	5,195	6,381
Retained earnings	225,773	138,763

Total stockholders’ equity	668,561	545,359

Total liabilities and stockholders’ equity	$1,053,434	$1,047,151

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

					Accumulated
	Common Stock		Additional		Other
		Par	Paid-In	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income	Total
Balances at December 29, 2007	72,259	$723	$352,648	$23,090	$6,910	$383,371

Comprehensive income
Net income	—	—	—	30,835	—	30,835
Foreign currency translation adjustment, net of tax of $0.3 million	—	—	—	—	(1,768)	(1,768)
Change in derivatives, net of tax of $1.2 million	—	—	—	—	(1,982)	(1,982)
Recognition of previously unrealized losses on available-for-sale securities, net of tax of $0.3 million	—	—	—	—	433	433

Unrealized loss on available-for-sale securities, net of tax of $0.1 million	—	—	—	—	(102)	(102)

Net change for post-retirement plan, net of tax of $0.1 million	—	—	—	—	(265)	(265)

Total comprehensive income	—	—	—	—	—	27,151
Issuance of common stock:	—	—	—	—	—
Stock options exercised	1,017	10	5,441	—	—	5,451
Employee stock purchase plan	306	3	3,420	—	—	3,423
Restricted stock awards	86	1	—	—	—	1
Stock-based compensation	—	—	8,818	—	—	8,818
Income tax benefit from stock-based compensation plans	—	—	844	—	—	844
Repurchase of convertible notes, net of adjustments	—	—	(1,577)	—	—	(1,577)

Balances at January 3, 2009	73,668	737	369,594	53,925	3,226	$427,482

Comprehensive income
Net income	—	—	—	84,838	—	84,838
Foreign currency translation adjustment, net of tax of $0.2 million	—	—	—	—	2,010	2,010

Change in derivatives, net of tax of $0.4 million	—	—	—	—	693	693

Unrealized gain on available-for-sale securities, net of tax of $0.2 million	—	—	—	—	296	296

Net change for post-retirement plan, net of tax of $0.1 million	—	—	—	—	156	156

Total comprehensive income	—	—	—	—	—	87,993
Issuance of common stock:	—	—	—	—	—
Stock options exercised	716	7	7,381	—	—	7,388
Employee stock purchase plan	271	2	2,800	—	—	2,802
Restricted stock awards	61	1	—	—	—	1
Stock-based compensation	—	—	8,988	—	—	8,988
Income tax benefit from stock-based compensation plans	—	—	296	—	—	296
Issuance of convertible notes, net of tax of $28.8 million	—	—	47,585	—	—	47,585
Repurchase of convertible notes, net of adjustments	—	—	(37,176)	—	—	(37,176)

Balances at January 2, 2010	74,716	$747	$399,468	$138,763	$6,381	$545,359

Comprehensive income
Net income	—	—	—	87,010	—	87,010
Foreign currency translation adjustment, net of tax of $0.1 million	—	—	—	—	(1,545)	(1,545)

Change in derivatives, net of tax of $0.1 million	—	—	—	—	160	160

Unrealized gain on available-for-sale securities	—	—	—	—	23	23

Net change for post-retirement plan, net of tax of $0.1 million	—	—	—	—	176	176

Total comprehensive income	—	—	—	—	—	85,824
Issuance of common stock:	—	—	—	—	—
Stock options exercised	1,790	18	22,985	—	—	23,003
Employee stock purchase plan	191	2	3,056	—	—	3,058
Restricted stock awards	80	1	—	—	—	1
Stock-based compensation	—	—	8,656	—	—	8,656
Income tax benefit from stock-based compensation plans	—	—	2,660	—	—	2,660

Balances at January 1, 2011	76,777	$768	$436,825	$225,773	$5,195	$668,561

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	2010	2009	2008

Cash flows from operating activities
Net income	$87,010	$84,838	$30,835

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,439	10,025	10,089
Amortization of intangibles	12,168	13,161	34,465
Amortization of financing costs	14,077	15,790	18,482
Excess tax benefit from stock-based compensation	(2,119)	(566)	(1,498)
Net settlement of derivative contracts	(76)	556	1,385
Change in net deferred income taxes	(5,249)	1,539	(3,191)
Gain on extinguishment of debt	—	(10,125)	(5,631)
Gain on sale of non-strategic assets	(7,719)	(17,446)	—
In-process research and development charges	—	—	7,500
Non-cash impairment of available-for-sale securities	—	—	843
Stock-based compensation	8,656	8,988	8,942

Changes in operating assets and liabilities:
Accounts receivable	(263)	(8,100)	10,978
Inventories	(3,377)	9,228	20,947
Accounts payable and accrued expenses	3,655	13,395	(13,842)
Other assets	(260)	1,513	(4,547)

Net cash provided by operating activities	115,942	122,796	115,757

Cash flows from investing activities
Purchase of property, plant and equipment	(7,045)	(5,865)	(6,101)
Net settlement of derivative contracts	76	(556)	(1,385)
Disposal of business	—	—	4,691
Sale of non-strategic assets, net	19,043	18,982	—
Purchase of investments in technology	—	—	(7,500)
Purchase of intangibles	(3,149)	(5,927)	(1,352)
Purchase of short-term investments	(90,956)	(18,820)	(70,505)
Sale of short-term investments	49,514	30,755	39,999

Net cash (used in) provided by investing activities	(32,517)	18,569	(42,153)

Cash flows from financing activities
Issuance of common stock	26,061	10,190	8,874
Excess tax benefit from stock-based compensation	2,119	566	1,498
Proceeds from short-term borrowings	—	—	12,000
Repayments of short-term borrowings	—	—	(12,000)
Debt issuance costs	—	(7,697)	—
Repurchase of convertible senior subordinated notes	—	(21,125)	(23,373)
Payments on senior secured credit facility	(125,307)	(103,510)	(85,202)

Net cash used in financing activities	(97,127)	(121,576)	(98,203)

Effect of currency exchange rates on cash	(487)	(761)	2,197

Net (decrease) increase in cash and cash equivalents	(14,189)	19,028	(22,402)
Cash and cash equivalents at beginning of period	30,670	11,642	34,044

Cash and cash equivalents at end of period	$16,481	$30,670	$11,642

Supplemental disclosure
Cash paid for interest	$14,163	$15,733	$37,646
Cash paid for taxes	54,696	47,556	13,710
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
Accounting Periods
We have a 52-or 53-week fiscal year ending on the Saturday nearest December 31. Accordingly, fiscal years 2010, 2009 and 2008 ended on January 1, 2011 January 2, 2010 and January 3, 2009, respectively, and are identified herein as 2010, 2009 and 2008. Fiscal year 2008 had 53 weeks and fiscal years 2010 and 2009 consisted of 52 weeks.
Cash and Cash Equivalents
For financial reporting purposes, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Our cash and cash equivalent balances are primarily maintained in our operating accounts.
Short-Term Investments
We classify investments as available-for-sale securities and record them at fair value. Our short-term investments consist of money market funds, mutual fund shares, short-term bonds, commercial paper and publicly traded equity securities. Unrealized gains or losses, net of related income taxes, are recorded in accumulated other comprehensive income in stockholders’ equity. Realized gains (losses) from the sale of investments are recorded into income in the period of sale. The following table summarizes the components of the balance of our short-term investments (in thousands):

	January 1, 2011		January 2, 2010
	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Gains	Value	Gains
Money market funds	$38,301	$—	$18,504	$—
Mutual fund shares and short-term bonds	417	—	709	—
Commercial Paper	22,010	—	—	—
Publicly traded equity securities	606	348	655	299

Total	$61,334	$348	$19,868	$299

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
The carrying value of accounts receivable approximates fair value due to the short-term nature of the agreements. Accounts receivable are primarily due from hospitals and clinics located mainly in the United States and Western Europe. Although we do not require collateral from our customers, concentrations of credit risk in the United States are mitigated by a large number of geographically dispersed customers. We do not presently anticipate losses in excess of allowances provided associated with trade receivables, although collection could be impacted by the underlying economies of the countries.
We place cash, cash equivalents, short-term investments and derivative instruments with high quality financial institutions, which we monitor regularly and take action where possible to mitigate risk. We do not hold investments in auction rate securities, mortgage backed securities, collateralized debt obligations, individual corporate bonds, special investment vehicles or any other investments which have been directly impacted by the recent financial crisis. We have not incurred any charges specific to the increased volatility in credit markets and credit risk. Insurance programs are with highly rated carriers and we have no significant pending claims. We do not expect our current or future credit risk exposures to have a significant impact on our operations. However, there can be no assurance that our business will not experience any adverse impact from credit risk in the future.
Allowance for Doubtful Accounts
We estimate the allowance for doubtful accounts by analyzing those accounts receivable that have reached their due date and by applying rates based upon historical write-off trends and specific account reserves. Accounts are written off sooner in the event of bankruptcy or other circumstances that make further collection unlikely. When it is deemed probable that a customer account is uncollectible, that balance is written off against the existing allowance. Bad debt expense was $1.2 million, $1.6 million and $1.8 million in 2010, 2009 and 2008, respectively. The allowance for doubtful accounts was $3.6 million and $3.4 million at January 1, 2011 and January 2, 2010, respectively.
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
Software Development Costs
We capitalize certain costs incurred in connection with developing or obtaining software for internal use. The net book value of capitalized software costs was $7.4 million as of January 1, 2011 and $6.9 million as of January 2, 2010. Depreciation expense on capitalized software cost was $2.4 million for 2010, 2009 and 2008.
In-Process Research and Development
When we acquire another company, the purchase price is allocated, as applicable, between in-process research and development (IPR&D), other identifiable intangible assets, tangible assets, and goodwill. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. The amount of the purchase price allocated to IPR&D and intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition in accordance with accepted valuation methods. The discount rate used in the valuation of IPR&D for the 2006 acquisition of Laserscope was estimated to be 16 percent to reflect the risk characteristics and uncertainty related to the development and commercialization assumptions. Costs related to manufacturing, distribution and marketing of the products are included in the projections. Also included are the expected research and development and clinical and regulation expenses projected to be incurred to bring the product to market. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility.
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
The first step of the impairment test for goodwill compares the fair value of a reporting unit with its carrying amount, including goodwill and other indefinite lived intangible assets. If the fair value is less than the carrying amount, the second step determines the amount of impairment, if any, by comparing the implied fair value of the goodwill with the carrying amount of that goodwill. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill and indefinite lived intangible assets, is less than its carrying amount. Refer to Note 3, Goodwill and Intangible Assets, for discussion of our results of impairment testing.
Intangible Assets
Intangible assets consist primarily of purchased technology, patents, and trademarks and are generally amortized using the straight-line method over their estimated useful lives. We review our intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually during the fourth quarter or whenever there is an impairment indicator. Impairment, if any, is recognized through acceleration of amortization and recorded as amortization of intangibles. Refer to Note 3, Goodwill and Intangible Assets, for discussion of our results of impairment testing.
Long-Lived Assets
We record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Periodically, if an indicator of impairment exists, we measure any potential impairment utilizing discounted cash flows as an estimate of fair value. Refer to Note 3, Goodwill and Intangible Assets, for discussion of our results of impairment testing.
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
Occasionally, sales of capital equipment have post-sale obligations, such as installation and extended service contracts, which are fulfilled after product shipment, or the delivery of fibers which may be included in the initial sales contract. For each multiple element arrangement, we determine if each element is a separate unit of accounting by ensuring that (1) the element has stand alone value to the customer, (2) there is objective evidence of the fair value for the element, and (3) if the arrangement includes a general right of return relative to the delivered item, delivery of the undelivered items is considered probable and in our control. To determine the fair value for each element in an arrangement, we rely primarily upon vendor specific objective evidence (VSOE) of fair value using the price charged when we sell that element separately, we rely upon vendor specific objective evidence of fair value in the form of competitor pricing of the same or interchangeable products. We defer revenue attributable to the post-shipment obligations and recognize such revenue when the obligation is fulfilled.
We provide incentives to customers, including volume based rebates. Customers are not required to provide documentation that would allow us to reasonably estimate the fair value of the benefit received and we do not receive an identifiable benefit in exchange for the consideration. Accordingly, the incentives are recorded as a reduction of revenue.
All of our customers have rights of return for the occasional ordering or shipping error. We maintain an allowance for these returns and reduce reported revenue for expected returns from shipments during each reporting period. This allowance is based on historical and current trends in product returns. This allowance was $1.7 million and $2.1 million at January 1, 2011 and January 2, 2010, respectively.
Royalty Income
Royalties from licensees are based on third-party sales of licensed products and are recorded as other income in accordance with contract terms when third-party results are reliable, measurable, and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends.
Research and Development Costs
Research and development costs are expensed as incurred and include costs of all research activities as well as other engineering and technical effort, including clinical and regulatory activities, required to develop a new product or make significant improvement to an existing product or manufacturing process.
Advertising and Promotional Costs
Advertising and promotional costs are charged to operations in the year incurred. Advertising and promotion costs charged to operations during 2010, 2009 and 2008 were $7.7 million, $5.9 million and $5.2 million, respectively.

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
Foreign Currency Translation
The financial statements for operations outside the United States are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to United States dollars at year-end exchange rates, while elements of the statement of operations are translated at average exchange rates in effect during the year. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity with the exception of inter-company balances not considered permanently invested which are included in other income (loss). The balance of cumulative translation adjustments included in accumulated other comprehensive income was $6.0 million and $7.5 million at January 1, 2011 and January 2, 2010, respectively. Gains and losses on foreign currency transactions are also included in other income (loss).
Derivatives and Hedging Activities
All derivatives are recorded on the consolidated balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income (loss) (OCI) depending on the type of hedging instrument and the effectiveness of those hedges. See Note 9, Derivative Instruments and Hedging Activities for a description of our derivative instruments and hedging activities during 2010, 2009 and 2008.
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
Stock-Based Compensation
We measure stock-based compensation expense based on the fair value of the award on the date of grant. We recognize compensation expense for the fair value of restricted stock grants issued based on the closing stock price on the date of grant. Compensation expense recognized on shares issued under our Employee Stock Purchase Plan is based on the value on the date of grant of an option to purchase shares of our stock at a 15 percent discount to the stock price.
Net Income per Share
We present both basic and diluted net income per share amounts. Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is based upon the weighted average number of common shares and dilutive common share equivalents outstanding during the year. Common share equivalents include stock options and restricted stock awards under our employee stock plans and potential issuances of stock under the assumed conversion of our Convertible Notes utilizing the treasury stock method. For further information regarding our Convertible Notes, refer to Note 5, Debt.
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
The following table presents information necessary to calculate basic and diluted net income (loss) per common share and common share equivalents for 2010, 2009 and 2008:

(in thousands, except per share data)	2010	2009	2008
Net income	$87,010	$84,838	$30,835

Weighted-average shares outstanding for basic net income per share	75,847	74,097	72,942
Dilutive effect of stock options, restricted shares and convertible notes	1,785	578	957

Adjusted weighted-average shares outstanding for diluted net income per share	77,632	74,675	73,899

Net income per share
Basic net earnings	$1.15	$1.14	$0.42
Diluted net earnings	$1.12	$1.14	$0.42
Employee stock options and restricted stock awards of 1,607,238, 5,076,960 and 5,521,429 for 2010, 2009 and 2008, respectively, were excluded from the diluted net income per share calculation because their effect would be anti-dilutive. In addition, our Convertible Notes were excluded from the diluted net income per share calculation in 2008 and 2009 because the conversion price was greater than the average market price of our stock during the periods.
Comprehensive Income
Comprehensive income is the sum of net income as reported and other comprehensive income. Other comprehensive income (loss) resulted from foreign currency translation adjustments, gains (losses) on derivative instruments qualifying as hedges, post-retirement plan liability adjustments, and gains (losses) on available-for-sale investments. For more information on derivative instruments, see Note 9, Derivative Instruments and Hedging Activities.
The components of comprehensive income for 2010, 2009 and 2008, were as follows:

(in thousands)	2010	2009	2008
Net income	$87,010	$84,838	$30,835

Foreign currency translation (loss) gain, net of taxes of $35, ($245), and ($206), respectively	(1,545)	2,010	(1,768)
Fair value adjustment on derivatives designated as cash flow hedges, net of taxes of ($125), $1,850 and $1,200, respectively	204	(3,058)	(1,982)
Reclassification adjustments for cash flow hedges settled and included in net income, net of tax of $27 and ($2,270), respectively	(44)	3,751	—
Recognition of previously unrealized losses on available-for-sale securities, net of tax of ($263)	—	—	433
Unrealized gain (loss) on available-for-sale securities, net of taxes of ($14), ($179), and $62, respectively	23	296	(102)
Prior service cost for post-retirement plan, net of taxes of ($11), ($23), and $14, respectively	18	39	(24)
Net gain (loss) for post-retirement plan, net of taxes of ($96), ($71), and $110, respectively	158	117	(241)

Comprehensive income	$85,824	$87,993	$27,151

The after-tax components of accumulated other comprehensive income as of January 1, 2011, January 2, 2010, and January 3, 2009, were as follows:

	Net Unrealized
	(Loss) on
	Derivative			Net Unrealized
	Instruments	Post-retirement	Foreign Currency	(Loss) Gain on	Total Accumulated
	Qualifying as	Plan Liability	Translation	Available-for-sale	Other Comprehensive
(in thousands)	Hedges	Adjustment	Adjustment	Investments	Income

Balance at January 3, 2009	$(1,982)	$(180)	$5,490	$(102)	$3,226

Balance at January 2, 2010	$(1,289)	$(24)	$7,500	$194	$6,381

Balance at January 1, 2011	$(1,129)	$152	$5,955	$217	$5,195

Reclassifications
Certain 2009 and 2008 amounts in the consolidated financial statements have been reclassified to conform to 2010 presentation. The reclassifications include the combination of previously reported “General and administrative expenses” and “Marketing and selling expenses” into a single line item “Selling, general and administrative” and the combination of previously reported “Interest income” with “Other income (expense)” within the Consolidated Statements of Operations. In addition, we combined previously reported “Developed and core technology” and “Other intangibles” into a single line item “Intangible assets, net” in the Consolidated Balance Sheets. All reclassifications had no effect on revenue, operating income, net income, total assets or stockholders’ equity. For 2010, 2009, and 2008, “Marketing and selling expenses” totaled $182.8 million, $173.9 million, and $175.7 million, respectively, “General and administrative expenses” totaled $48.1 million, $45.2 million, and $39.3 million, respectively, and “Interest income” was $0.1 million, $0.2 million, and $0.7 million, respectively. For additional information related to intangible assets, see Note 3, Goodwill and Intangible Assets.
Recent Accounting Pronouncements
In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 allows separate accounting for multiple-deliverable arrangements for more circumstances than under existing U.S. GAAP and establishes a selling price hierarchy for determining the selling price of a deliverable. In addition, it replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant, eliminate the use of the residual method for allocation, and expand on-going disclosure requirements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010 and can be applied prospectively or retrospectively. We adopted the updated accounting guidance for multiple-deliverable revenue arrangements on a prospective basis for our fiscal 2011 year beginning on January 2, 2011, and the adoption did not have a material impact on our consolidated financial position or results of operations.
2. Balance Sheet Information
The following provides additional information (in thousands) concerning selected balance sheet accounts:

	2010	2009

Accounts receivable
Trade accounts receivable	$100,485	$103,084
Other receivables	1,641	2,945
Allowance for doubtful accounts	(3,608)	(3,439)

Net accounts receivable	$98,518	$102,590

Inventories
Raw materials	$9,392	$10,117
Work in process	3,873	3,399
Finished goods	24,292	21,791
Obsolescence allowance	(3,768)	(5,031)

Net inventories	$33,789	$30,276

Property, plant and equipment
Land and building	$42,068	$41,436
Machinery and equipment	11,484	12,108
Software	23,727	20,863
Furniture, fixtures, and other	19,952	19,108
Accumulated depreciation	(55,826)	(49,395)

Net property, plant and equipment	$41,405	$44,120

Accrued compensation expenses
Accrued payroll	$5,796	$5,090
Accrued bonuses and commissions	14,153	14,031
Accrued vacation	6,363	5,426
Accrued benefits and other compensation	4,488	5,056

Total accrued compensation expenses	$30,800	$29,603

Other accrued expenses
Accrued interest	$4,020	$3,922
Deferred revenue	3,026	3,026
Accrued other	19,641	18,812

Total other accrued expenses	$26,687	$25,760

3. Goodwill and Intangible Assets
The changes in carrying amount of goodwill for 2010 and 2009 are as follows:

(in thousands)	2010	2009

Goodwill, beginning of the period	$690,899	$690,097
Allocation of goodwill to sale of non-strategic assets	(6,400)	—
Effect of currency translation	(779)	802

Goodwill, end of the period	$683,720	$690,899

During the first quarter of 2010, we sold our Her Option® global endometrial cryoablation product line for $20.5 million and used the proceeds to pay down our debt. The final sale price after adjustment based on working capital balances at the time of sale was $19.5 million. We allocated a portion of our goodwill to the sale based on the relative fair value of the Her Option® product line and our remaining business. The consideration, less goodwill, the carrying value of tangible and intangible assets and related disposal costs resulted in a pre-tax gain of $7.7 million, which is included in “gain on sale of non-strategic assets” in the Consolidated Statements of Operations. As the majority of the goodwill that was allocated to the Her Option® product line had no tax basis, we recorded a $5.1 million tax provision against the gain resulting in an effective tax rate of 65.7 percent of the gain on sale of Her Option®.
Amortized trademarks relate to trademarks acquired as part of our Influence acquisition in 1999 and have been fully amortized as of January 1, 2011. The unamortized trademarks relate to the GreenLight™ and StoneLight® trademarks acquired as part of our acquisition of Laserscope in 2006 (the Laserscope Trademarks). The Laserscope Trademarks are classified as indefinite-lived intangible assets and are not amortized because there is no foreseeable limit on the period of time the Laserscope Trademarks are expected to contribute to our cash flows.
The following table provides additional information concerning intangible assets:

		January 1, 2011			January 2, 2010
	Weighted avg	Gross			Gross
	remaining life	carrying	Accumulated	Net book	carrying	Accumulated	Net book
(in thousands)	(years)	amount	amortization	value	amount	amortization	value

Developed and core technology	4.9	$132,953	$(92,675)	$40,278	$137,553	$(85,922)	$51,631

Other intangibles
Amortized
Patents	5.3	11,275	(9,737)	1,538	11,510	(9,693)	1,817
Licenses	7.0	18,494	(10,329)	8,165	15,913	(9,034)	6,879
Trademarks	0.0	2,233	(2,233)	—	2,208	(1,767)	441

Total amortized other intangible assets	6.7	32,002	(22,299)	9,703	29,631	(20,494)	9,137

Unamortized
Trademarks	n/a	40,800	—	40,800	40,800	—	40,800

Total other intangibles		72,802	(22,299)	50,503	70,431	(20,494)	49,937

Total intangible assets		$205,755	$(114,974)	$90,781	$207,984	$(106,416)	$101,568

During the second quarter of 2009, we purchased a license for the exclusive rights to certain patents through the year 2018 for $9.0 million, of which $8.6 million has been paid as of January 1, 2011, and the remaining $0.4 million is structured to be paid out within the next three months. All payments related to the patents are included in licenses and will be amortized over 7.2 years, which is the remaining useful life of the patents.
During the third quarter of 2009, we sold our female sterilization assets and technology (Ovion technology) for $23.6 million. The consideration, less the carrying value of the intangible asset and related disposal costs resulted in a pre-tax gain of $17.4 million, which is included in “gain on sale of non-strategic assets” in the Consolidated Statements of Operations.

We review our intangible assets for impairment annually or as changes in circumstance or the occurrence of events suggest the remaining value may not be recoverable. We did not recognize any impairment of intangible assets in 2010 or 2009.
In the fourth quarter of 2008, upon performing our annual assessment of intangible assets, we determined that the projected future cash flows related to certain acquired developed technology intangible assets (for our TherMatrx® and GreenLight PV® technology) had declined from our previous expectations. The projected declines in cash flows are primarily due to changes in the BPH market resulting from faster-than-expected customer conversion to the GreenLight HPS® technology, which is the subsequent generation of technology compared to GreenLight PV® technology. As a result of our assessment, we concluded that the carrying value of the acquired developed technology intangible assets exceeded the undiscounted expected cash flows. Therefore, during the fourth quarter of 2008, we performed a discounted cash flow (DCF) analysis, using the excess earnings method, to adjust the asset carrying values to their estimated fair values.
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
The following discloses actual and expected aggregate amortization expense for currently-owned intangible assets (in thousands) for 2008 through 2015:

Year	Actual	Expected

2008	34,465	—
2009	13,161	—
2010	12,168	—
2011	—	11,546
2012	—	9,300
2013	—	9,262
2014	—	7,145
2015	—	7,123
4. Warranties
Many of our products are sold with warranty coverage for periods ranging from one year up to the patient’s lifetime. The warranty allowance is our estimate of the expected future cost of honoring current warranty obligations. Factors influencing this estimate include historical claim rates, surgical infection rates, changes in product performance, the frequency of use by the patient, the patient’s performance expectations, and changes in the terms of our policies. Changes in the warranty balance for 2010 and 2009 are disclosed in the table below.

(in thousands)	2010	2009

Balance, beginning of period	$2,293	$3,287
Provisions for warranty	1,722	1,517
Claims processed	(1,318)	(2,511)

Balance, end of period	$2,697	$2,293

5. Debt
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
The six-year senior secured Credit Facility consists of (i) term loan debt and (ii) a revolving credit facility of up to $65.0 million which is available to fund ongoing working capital needs, including future capital expenditures and permitted acquisitions. In 2010, we repaid the remaining outstanding term loan balance of $125.3 million with cash provided by operations.
During the year ended January 1, 2011, term loans under the Credit Facility (other than swing line loans) carried interest at a variable rate based on LIBOR plus an applicable margin. The applicable margin for term loans based on LIBOR was 2.25 percent. The applicable margin for loans under the revolving credit facility is determined by reference to our total leverage ratio, as defined in the Credit Facility. In addition to initial Credit Facility fees and reimbursement of agent expenses, we are obligated to pay commitment fees on the revolving credit facility.
We have used cash provided by our operating activities, along with the proceeds from the sale of Her Option® in the first quarter of 2010, to pay down our debt during 2010. Amortization and other prepayments of $125.3 million and $103.5 million were made during the year ended January 1, 2011 and January 2, 2010, respectively. Fees of $10.5 million were classified as a debt discount and were being accreted to amortization of financing costs using the effective interest method over a six year period. Additional debt issuance costs of approximately $2.4 million were recorded as other long term assets and were being amortized over six years using the straight-line method. Upon payment of the prepayments described above, the remaining portion of the related fees and debt issuance costs of $1.6 million and $1.8 million was immediately charged to amortization of financing costs in the years ended January 1, 2011 and January 2, 2010, respectively.
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

We separately account for the liability and equity components of our 2036 Notes in a manner that reflects our nonconvertible borrowing rate. The equity component of our 2036 Notes was $45.4 million as of January 1, 2011 and January 2, 2010, and is recorded in additional paid-in capital. As of January 1, 2011, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $62.0 million, $8.5 million and $53.5 million, respectively. The unamortized discount will be amortized over a remaining period of 2.5 years and the amortization expense is included in “amortization of financing costs” on the Consolidated Statements of Operations. As of January 2, 2010, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $62.0 million, $11.5 million and $50.5 million, respectively. The effective interest rate on the liability component was 9.5% for each of the years ended January 1, 2011 and January 2, 2010. During the year ended January 1, 2011, we recognized $2.0 million of interest expense representing the contractual interest coupon on our 2036 Notes, and $2.9 million of amortization expense related to the discount on the liability component. During the year ended January 2, 2010, we recognized $8.0 million of interest expense representing the contractual interest coupon on our 2036 Notes, and $10.4 million of amortization expense related to the discount on the liability component.
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
The equity component of our 2041 Notes was $76.4 million as of January 1, 2011, and is recorded in additional paid-in capital. As of January 1, 2011, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $250.0 million, $68.3 million and $181.7 million, respectively. The unamortized discount will be amortized over a remaining period of 5.7 years and the amortization expense is included in “amortization of financing costs” on the Consolidated Statements of Operations. As of January 2, 2010, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $250.0 million, $76.7 million and $173.3 million, respectively. The effective interest rate on the liability component was 10.2% for each of the years ended January 1, 2011 and January 2, 2010. During the year ended January 1, 2011, we recognized $10.0 million of interest expense representing the contractual interest coupon on our 2041 Notes, and $8.3 million of amortization expense related to the discount on the liability component. During the year ended January 2, 2010, we recognized $2.9 million of interest expense representing the contractual interest coupon on our 2041 Notes, and $2.2 million of amortization expense related to the discount on the liability component.
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
The following supplemental condensed consolidating financial information presents the statements of operations for each of the years ended January 1, 2011, January 2, 2010, and January 3, 2009, the balance sheets as of January 1, 2011 and January 2, 2010, and the statements of cash flows for each of the years ended January 1, 2011, January 2, 2010, and January 3, 2009, for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group. In the condensed consolidating financial statements, we and the Guarantor Subsidiaries account for investment in wholly-owned subsidiaries using the equity method.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Year Ended Janaury 1, 2011
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$493,776	$117,175	$(68,635)	$542,316

Cost of sales	—	89,730	68,462	(67,076)	91,116

Gross profit	—	404,046	48,713	(1,559)	451,200

Operating expenses
Selling, general and administrative	—	190,399	40,532	—	230,931
Research and development	—	53,396	(29)	—	53,367
Amortization of intangibles	—	12,168	—	—	12,168

Total operating expenses	—	255,963	40,503	—	296,466

Operating income	—	148,083	8,210	(1,559)	154,734

Other (expense) income
Royalty income	—	559	—	—	559
Interest expense	(11,980)	(2,055)	(170)	157	(14,048)
Amortization of financing costs	(11,992)	(2,085)	—	—	(14,077)
Gain on sale of non-strategic assets	—	7,719	—	—	7,719
Other income (expense)	—	1,639	(455)	(187)	997

Total other (expense) income	(23,972)	5,777	(625)	(30)	(18,850)

(Loss) income before income taxes	(23,972)	153,860	7,585	(1,589)	135,884

(Benefit) provision for income taxes	(8,990)	55,754	2,706	(596)	48,874
Equity in earnings of subsidiary	102,985	4,879	—	(107,864)	—

Net income	$88,003	$102,985	$4,879	$(108,857)	$87,010

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Year Ended Janaury 2, 2010
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$473,590	$113,242	$(67,562)	$519,270

Cost of sales	—	91,205	68,237	(67,231)	92,211

Gross profit	—	382,385	45,005	(331)	427,059

Operating expenses
Selling, general and administrative	—	182,210	36,840	—	219,050
Research and development	—	52,811	(46)	—	52,765
Amortization of intangibles	—	13,161	—	—	13,161

Total operating expenses	—	248,182	36,794	—	284,976

Operating income	—	134,203	8,211	(331)	142,083

Other (expense) income
Royalty income	—	3,073	—	—	3,073
Interest expense	(10,857)	(8,753)	(198)	172	(19,636)
Amortization of financing costs	(12,873)	(2,917)	—	—	(15,790)
Gain on extinguishment of debt	10,125	—	—	—	10,125
Gain on sale of non-strategic assets	—	17,446	—	—	17,446
Other (expense) income	—	(1,428)	326	(164)	(1,266)

Total other (expense) income	(13,605)	7,421	128	8	(6,048)

(Loss) income before income taxes	(13,605)	141,624	8,339	(323)	136,035

(Benefit) provision for income taxes	(5,130)	53,236	3,214	(123)	51,197
Equity in earnings of subsidiary	93,513	5,125	—	(98,638)	—

Net income	$85,038	$93,513	$5,125	$(98,838)	$84,838

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Year Ended Janaury 3, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$451,054	$113,080	$(62,493)	$501,641

Cost of sales	—	109,873	64,637	(63,413)	111,097

Gross profit	—	341,181	48,443	920	390,544

Operating expenses
Selling, general and administrative	—	175,620	39,331	—	214,951
Research and development	—	46,247	—	—	46,247
In-process research and development	—	7,500	—	—	7,500
Amortization of intangibles	—	34,465	—	—	34,465

Total operating expenses	—	263,832	39,331	—	303,163

Operating income	—	77,349	9,112	920	87,381

Other (expense) income
Royalty income	—	2,974	1,500	—	4,474
Interest expense	(12,234)	(15,140)	(890)	866	(27,398)
Amortization of financing costs	(14,804)	(3,678)	—	—	(18,482)
Gain on extinguishment of debt	5,631	—	—	—	5,631
Other income (expense)	—	649	(1,206)	(891)	(1,448)

Total other (expense) income	(21,407)	(15,195)	(596)	(25)	(37,223)

(Loss) income before income taxes	(21,407)	62,154	8,516	895	50,158

(Benefit) provision for income taxes	(8,069)	23,970	3,084	338	19,323
Equity in earnings of subsidiary	43,616	5,432	—	(49,048)	—

Net income	$30,278	$43,616	$5,432	$(48,491)	$30,835

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of January 1, 2011
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$4,175	$12,306	$—	$16,481
Short-term investments	16,105	44,812	417	—	61,334
Accounts receivable, net	641,595	53,432	31,666	(628,175)	98,518
Inventories, net	—	31,659	8,638	(6,508)	33,789
Deferred income taxes	—	14,491	1,067	—	15,558
Other current assets	—	5,272	1,475	—	6,747

Total current assets	657,700	153,841	55,569	(634,683)	232,427

Property, plant and equipment, net	—	40,227	1,178	—	41,405
Goodwill	—	621,793	85,948	(24,021)	683,720
Intangible assets, net	—	90,781	—	—	90,781
Investment in subsidiaries	288,776	54,422	—	(343,198)	—
Other long-term assets, net	4,364	42	695	—	5,101

Total assets	$950,840	$961,106	$143,390	$(1,001,902)	$1,053,434

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$(7,908)	$598,715	$75,616	$(657,590)	$8,833
Income taxes payable	(4,181)	4,211	505	—	535
Accrued compensation expenses	—	25,509	5,291	—	30,800
Accrued warranty expense	—	2,717	(20)	—	2,697
Other accrued expenses	4,018	17,516	5,153	—	26,687

Total current liabilities	(8,071)	648,668	86,545	(657,590)	69,552

Non-current liabilities
Long-term debt	235,093	—	—	—	235,093
Intercompany loans payable	—	—	1,114	(1,114)	—
Deferred income taxes	55,257	693	1,309	—	57,259
Long-term income taxes payable	—	19,268	—	—	19,268
Long-term employee benefit obligations	—	3,701	—	—	3,701

Total non-current liabilities	290,350	23,662	2,423	(1,114)	315,321

Total liabilities	282,279	672,330	88,968	(658,704)	384,873

Stockholders’ equity
Common stock	768	—	119	(119)	768
Additional paid-in capital	436,825	3,424	56,928	(60,352)	436,825
Accumulated other comprehensive income	5,195	161	6,211	(6,372)	5,195
Retained earnings (deficit)	225,773	285,191	(8,836)	(276,355)	225,773

Total stockholders’ equity	668,561	288,776	54,422	(343,198)	668,561

Total liabilities and stockholders’ equity	$950,840	$961,106	$143,390	$(1,001,902)	$1,053,434

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of January 2, 2010
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$16,973	$13,697	$—	$30,670
Short-term investments	4,834	14,489	545	—	19,868
Accounts receivable, net	614,392	58,359	29,772	(599,933)	102,590
Inventories, net	—	27,750	6,853	(4,327)	30,276
Deferred income taxes	—	13,466	1,404	—	14,870
Other current assets	—	4,947	1,120	—	6,067

Total current assets	619,226	135,984	53,391	(604,260)	204,341

Property, plant and equipment, net	—	42,661	1,459	—	44,120
Goodwill	—	628,193	86,727	(24,021)	690,899
Intangible assets, net	—	101,568	—	—	101,568
Investment in subsidiaries	190,818	45,579	—	(236,397)	—
Other long-term assets, net	5,133	839	251	—	6,223

Total assets	$815,177	$954,824	$141,828	$(864,678)	$1,047,151

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$(5,058)	$558,217	$72,015	$(616,060)	$9,114
Income taxes payable	(13,272)	16,371	1,396	—	4,495
Accrued compensation expenses	—	24,350	5,253	—	29,603
Accrued warranty expense	—	2,293	—	—	2,293
Other accrued expenses	3,885	17,826	4,049	—	25,760

Total current liabilities	(14,445)	619,057	82,713	(616,060)	71,265

Non-current liabilities
Long-term debt	223,876	122,353	—	—	346,229
Intercompany loans payable	—	—	12,221	(12,221)	—
Deferred income taxes	60,387	645	1,315	—	62,347
Long-term income taxes payable	—	18,206	—	—	18,206
Long-term employee benefit obligations	—	3,745	—	—	3,745

Total non-current liabilities	284,263	144,949	13,536	(12,221)	430,527

Total liabilities	269,818	764,006	96,249	(628,281)	501,792

Stockholders’ equity
Common stock	747	—	9	(9)	747
Additional paid-in capital	399,468	3,424	57,540	(60,964)	399,468
Accumulated other comprehensive income	6,381	(202)	7,137	(6,935)	6,381
Retained earnings (deficit)	138,763	187,596	(19,107)	(168,489)	138,763

Total stockholders’ equity	545,359	190,818	45,579	(236,397)	545,359

Total liabilities and stockholders’ equity	$815,177	$954,824	$141,828	$(864,678)	$1,047,151

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Year Ended January 1, 2011
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(28,180)	$144,832	$(710)	$—	$115,942

Cash flows from investing activities
Purchase of property, plant and equipment	—	(6,723)	(322)	—	(7,045)
Sale of non-strategic assets, net	—	19,043	—	—	19,043
Purchase of intangibles	—	(3,149)	—	—	(3,149)
Purchase of short-term investments	—	(90,307)	(649)	—	(90,956)
Sale of short-term investments	—	48,737	777	—	49,514
Net settlement of derivative contracts	—	76	—	—	76

Net cash used in investing activities	—	(32,323)	(194)	—	(32,517)

Cash flows from financing activities
Issuance of common stock	26,061	—	—	—	26,061
Excess tax benefit from stock-based compensation	2,119	—	—	—	2,119
Payments on senior secured credit facility	—	(125,307)	—	—	(125,307)

Net cash provided by (used in) financing activities	28,180	(125,307)	—	—	(97,127)

Effect of currency exchange rates on cash	—	—	(487)	—	(487)

Net decrease in cash and cash equivalents	—	(12,798)	(1,391)	—	(14,189)

Cash and cash equivalents at beginning of period	—	16,973	13,697	—	30,670

Cash and cash equivalents at end of period	$—	$4,175	$12,306	$—	$16,481

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Year Ended January 2, 2010
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash provided by operating activities	$18,066	$98,006	$6,724	$—	$122,796

Cash flows from investing activities
Purchase of property, plant and equipment	—	(5,493)	(372)	—	(5,865)
Sale of non-strategic assets, net	—	18,982	—	—	18,982
Purchase of intangibles	—	(5,927)	—	—	(5,927)
Purchase of short-term investments	—	(18,158)	(662)	—	(18,820)
Sale of short-term investments	—	30,500	255	—	30,755
Net settlement of derivative contracts	—	(556)	—	—	(556)

Net cash provided by (used in) investing activities	—	19,348	(779)	—	18,569

Cash flows from financing activities
Intercompany notes	—	(14)	14	—	—
Issuance of common stock	10,190	—	—	—	10,190
Excess tax benefit from stock-based compensation	566	—	—	—	566
Debt issuance costs	(7,697)	—	—	—	(7,697)
Payments on senior secured credit facility	—	(103,510)	—	—	(103,510)
Repurchase of convertible senior subordinated notes	(21,125)	—	—	—	(21,125)

Net cash (used in) provided by financing activities	(18,066)	(103,524)	14	—	(121,576)

Effect of currency exchange rates on cash	—	—	(761)	—	(761)

Net increase in cash and cash equivalents	—	13,830	5,198	—	19,028

Cash and cash equivalents at beginning of period	—	3,143	8,499	—	11,642

Cash and cash equivalents at end of period	$—	$16,973	$13,697	$—	$30,670

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Year Ended January 3, 2009
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$12,969	$107,771	$(4,983)	$—	$115,757

Cash flows from investing activities
Purchase of property, plant and equipment	—	(5,468)	(633)	—	(6,101)
Disposal of business	—	4,691	—	—	4,691
Purchase of investments in technology	—	(7,500)	—	—	(7,500)
Purchase of intangibles	—	(1,352)	—	—	(1,352)
Purchase of short-term investments	—	(70,440)	(65)	—	(70,505)
Sale of short-term investments	—	39,731	268	—	39,999
Net settlement of derivative contracts	—	(1,385)	—	—	(1,385)

Net cash used in investing activities	—	(41,723)	(430)	—	(42,153)

Cash flows from financing activities
Intercompany notes	—	626	(626)	—	—
Issuance of common stock	8,874	—	—	—	8,874
Excess tax benefit from stock-based compensation	1,498	—	—	—	1,498
Proceeds from short-term borrowings	—	12,000	—	—	12,000
Repayments of short-term borrowings	—	(12,000)	—	—	(12,000)
Payments on senior secured credit facility	—	(85,202)	—	—	(85,202)
Repurchase of convertible senior subordinated notes	(23,373)	—	—	—	(23,373)

Net cash used in financing activities	(13,001)	(84,576)	(626)	—	(98,203)

Effect of currency exchange rates on cash	—	—	2,197	—	2,197

Net decrease in cash and cash equivalents	(32)	(18,528)	(3,842)	—	(22,402)

Cash and cash equivalents at beginning of period	32	21,671	12,341	—	34,044

Cash and cash equivalents at end of period	$—	$3,143	$8,499	$—	$11,642

6. Stock-Based Compensation
As of January 1, 2011, new stock-based compensation awards may be granted under our 2005 Stock Incentive Plan (2005 Plan).
The following table presents a summary of the stock-based compensation expense recognized for the plan:

	Year Ended	Year Ended	Year Ended
(in thousands)	January 1, 2011	January 2, 2010	January 3, 2009

Stock option awards	$6,167	$7,074	$7,721
Restricted stock awards	1,653	1,073	602
Employee stock purchase plan	836	841	619

Total stock-based compensation expense	$8,656	$8,988	$8,942

The following table presents the statement of operations classification of pre-tax stock-based compensation expense, for stock options, restricted stock awards and the employee stock purchase plan, recognized for the years ended January 1, 2011, January 2, 2010 and January 3, 2009:

	Year Ended	Year Ended	Year Ended
(in thousands)	January 1, 2011	January 2, 2010	January 3, 2009

Cost of sales	$1,006	$976	$2,069
Selling, general and administrative	6,448	6,804	4,619
Research and development	1,202	1,208	2,254

Total stock-based compensation expense	$8,656	$8,988	$8,942

The total income tax benefit recognized in our statement of operations for stock-based compensation arrangements was $3.1 million, $3.0 million and $2.6 million for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.
The cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. Excess tax benefits of $2.1 million, $0.6 million and $1.5 million were classified as financing cash inflows for the twelve-month periods ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.
Our 2005 Plan, which replaced our 2000 Equity Incentive Plan (2000 Plan), was amended in May 2009 to increase the number of shares permitted for the grant of equity incentive awards to our employees, consultants and directors from 6,600,000 to 11,600,000 shares of common stock, plus the number of shares under our 2000 Plan as of May 5, 2005 subject to outstanding option adjustments, for total grants available of 27,170,757. We have granted options to acquire shares and restricted stock awards for an aggregate of 21,807,559 shares (net of cancellations) under both plans and 5,363,198 shares remain available for future grants under our 2005 Plan.
Stock Options
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

Activity under our 2000 Plan and 2005 Plan for the twelve months ended January 1, 2011, January 2, 2010 and January 3, 2009 was as follows:

		Weighted average	Aggregate
	Options	exercise price	Intrinsic
	outstanding	per share	Value
			(in thousands)
Balance at December 29, 2007	7,587,892	$14.82
Granted	1,453,040	14.41
Exercised	(1,016,891)	5.36
Forfeit or expired	(1,003,700)	19.06

Balance at January 3, 2009	7,020,341	15.50

Granted	1,713,874	12.11
Exercised	(715,864)	10.32
Forfeit or expired	(856,806)	16.53

Balance at January 2, 2010	7,161,545	15.08

Granted	1,603,835	19.10
Exercised	(1,834,148)	13.05
Forfeit or expired	(461,187)	16.95

Balance at January 1, 2011	6,470,045	16.52	$17,490,422

Options exercisable at January 1, 2011	3,753,647	$16.55	$10,242,036

Exercise prices and weighted average remaining contractual life for options outstanding as of January 1, 2011, excluding estimated forfeitures, are summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Range of exercise prices	of shares	contractual life	price	of shares	price

$ 4.19 — $14.21	1,820,290	4.5 years	$11.95	1,097,185	$12.18
$14.36 — $18.36	1,647,420	4.5 years	16.13	943,809	15.89
$18.38 — $19.56	1,623,650	4.7 years	18.67	772,580	18.81
$19.69 — $22.02	1,378,685	3.7 years	20.52	940,073	20.44

Total	6,470,045	4.4 years	$16.52	3,753,647	$16.55

The total intrinsic value of options exercised during the twelve months ended January 1, 2011 was $14.1 million. The total intrinsic value at January 1, 2011 is based on our closing stock price on the last trading day of the year for in-the-money options. The weighted-average remaining contractual term of options exercisable at January 1, 2011 was 2.7 years.
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, incorporating key assumptions on volatility and expected option lives based on our analysis of historical experience. Forfeitures are estimated based on historical experience. We adopted the straight-line method of expense attribution that results in a straight-line amortization of the compensation expense over the vesting period for all options.

The following table provides the weighted average fair value of options granted and the related assumptions used in the Black-Scholes model:

	2010	2009	2008

Fair value of options granted	$6.88	$4.18	$5.00
Risk free interest rate	2.01%	1.94%	2.88%
Expected dividend rate	0.00%	0.00%	0.00%
Stock price volatility	39.18%	36.61%	34.81%
Expected life of option	5 years	5 years	5 years
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
As of January 1, 2011, we had $17.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock-based compensation arrangements granted under our 2005 Plan. We expect that cost to be recognized over a weighted average period of 2.7 years.
During the year ended January 1, 2011, stock options were exercised to acquire 1,834,148 shares. Cash received upon exercise was $23.8 million. The tax benefit realized upon exercise was $2.7 million.
Restricted Stock
Restricted stock awards are granted to employees under the 2005 Stock Incentive Plan upon hire or based on performance criteria established by management. Restricted stock awards are similar to stock option awards and are subject to forfeiture if employment terminates prior to the release of the restrictions. We grant restricted stock which generally vests over a four year period. During the vesting period, ownership of the shares cannot be transferred. Restricted stock is considered issued and outstanding at the grant date and has the same dividend and voting rights as other common stock. We recognize compensation expense for the fair value of the restricted stock grants issued based on the closing stock price on the date of grant. The plan does not designate the specific number of shares available for restricted stock grants, as these are issued from the full pool of shares available under the 2005 Stock Incentive Plan. The option pool is reduced by two shares for each restricted share granted.

The following table summarizes restricted stock activity during the twelve months ended January 1, 2011, January 2, 2010 and January 3, 2009:

		Weighted average
	Unvested Shares	grant date fair value
	outstanding	per share
Balance at December 29, 2007	216,720	$18.30
Granted	94,800	14.70
Vested	(86,601)	18.50
Cancelled	(32,351)	17.67

Balance at January 3, 2009	192,568	16.54

Granted	127,150	15.16
Vested	(60,579)	16.99
Cancelled	(25,614)	15.44

Balance at January 2, 2010	233,525	15.79

Granted	210,270	19.38
Vested	(79,808)	16.37
Cancelled	(30,723)	15.89

Balance at January 1, 2011	333,264	$17.91

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (ESPP) which allows employees to elect, in advance of each calendar quarter, to contribute up to 10 percent of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85 percent of the fair market value on the first or last day of each quarter. Compensation expense recognized on shares issued under our ESPP is based on the value of an option to purchase shares of our stock at a 15 percent discount to the stock price. Shares purchased under the ESPP were 190,540 during 2010. The plan was amended in May 2008 to increase the number of shares reserved under the plan from 1,000,000 to 2,000,000 common shares and to delete the term and termination date of the plan. Shares issued under the ESPP through January 1, 2011 total 1,538,926, with a balance available to be issued of 461,074.
7. Commitments and Contingent Liabilities
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
Product Liability
On October 20, 2008, the U.S. Food and Drug Administration (FDA) issued a public health notice regarding complications associated with transvaginal placement of surgical mesh to treat pelvic organ prolapse and stress urinary incontinence. Most of our female incontinence and prolapse products use surgical mesh. The notification provides recommendations and encourages physicians to seek specialized training in mesh procedures, advise their patients about the risks associated with these procedures and be diligent in diagnosing and reporting complications.
During 2010, we experienced an increased level of lawsuits related to our products that use mesh. We believe these suits were brought in connection with the two year anniversary of the public health notification issued by the FDA and we plan to vigorously defend against these claims. We have recorded an accrual for probable legal costs, settlements and judgments for mesh litigation. Due to the early stages of the litigation and the lack of precedent for product liability cases involving mesh, we do not have sufficient data to quantify the maximum potential range to litigate or otherwise resolve these lawsuits, either individually or in the aggregate.

Operating Leases
Future minimum operating lease obligations for automobiles, office space, and other facilities were as follows at January 1, 2011:

(in thousands)

2011	3,383
2012	2,539
2013	1,308
2014	513
2015 and beyond	19

Total	$7,762

Rent expense was $3.7 million, $3.5 million and $3.3 million in 2010, 2009 and 2008, respectively. The automobiles, which are typically leased for three years, are used by sales personnel. The office obligations include the Laserscope facilities in California and sales offices outside the U.S.
8. Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes our financial assets measured at fair value on a recurring basis as of January 1, 2011 (in thousands):

	Fair Value Measurements as of January 1, 2011 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
Description	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Money market funds	$38,301	$—	$—
Publicly traded equity securities	606	—	—
Other short-term investments	—	417	—
Commercial Paper	—	22,010	—

Total Assets	$38,907	$22,427	$—

Liabilities
Derivatives	$—	$1,826	$—

Money market funds: Our money market funds are highly liquid investments that invest in securities with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy because the money market funds are valued using quoted market prices in active markets.
Publicly traded equity securities: As of January 1, 2011, our publicly traded equity securities are made up of common stock of Iridex Corporation. These shares are valued using quoted market prices multiplied by the number of shares owned.

Other short-term investments: Other short-term investments consist of mutual fund shares and short-term bonds, which have maturities of three months or less, the carrying amount is a reasonable estimate of fair value and these have been classified as Level 2.
Commercial paper: We hold commercial paper that has a maturity of eight months or less with a highly rated financial institution. Our commercial paper is classified as Level 2 in the fair value hierarchy because it is carried at amortized cost, which is a reasonable approximation of fair value.
Derivatives: The total fair value of various foreign exchange forward contracts as of January 1, 2011 includes liabilities of $1.8 million, reported in other accrued expenses. We measure our derivatives at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the fair value hierarchy. Refer to Note 9, Derivative Instruments and Hedging Activities, for more information regarding our derivatives.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements of nonfinancial assets and liabilities are primarily used in the impairment analysis of goodwill and intangible assets. We review goodwill and intangible assets for impairment annually, during the fourth quarter of each fiscal year, or as circumstances indicate the possibility of impairment. During the year ended January 1, 2011, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
Fair Value of Debt
The fair value of the Convertible Notes (see Note 5, Debt) was estimated using quoted market prices. The fair value of the Credit Facility was estimated using a discounted cash flow analysis based on our current estimated incremental borrowing rate for a similar borrowing arrangement.
The following table summarizes the principal outstanding and estimated fair values of our long-term debt, including current maturities (in thousands):

	January 1, 2011		January 2, 2010
	Principal	Fair Value	Principal	Fair Value
2036 Notes	$61,985	$67,839	$61,985	$70,270
2041 Notes	250,000	307,635	250,000	304,983
Credit Facility	—	—	125,307	123,230

	$311,985	$375,474	$437,292	$498,483

9. Derivative Instruments and Hedging Activities
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
We have foreign currency exchange forward contract derivatives outstanding at January 1, 2011 which are designated as cash flow hedges of currency fluctuations for a portion of our forecasted sales to certain subsidiaries, denominated in Euros, British pounds, Canadian dollars and Australian dollars. These contracts have remaining terms between one and eleven months. The notional amount of the foreign exchange forward contracts designated as cash flow hedges was $46.4 million and $48.4 million at January 1, 2011 and January 2, 2010, respectively. We have also entered into foreign exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on certain inter-company receivables denominated in Euros, British pounds, Canadian dollars, Australian dollars and Brazilian real. These contracts are not designated as an accounting hedge, and the notional amount of these contracts at January 1, 2011 and January 2, 2010 was $11.9 million and $10.9 million, respectively. The associated underlying transactions are expected to occur within the next month.
The effective portion of the change in fair value of foreign currency exchange contracts is reported in accumulated other comprehensive income, a component of stockholders’ equity, and is being recognized as an adjustment to interest expense or other (expense) income, respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivatives. Gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings when incurred. No ineffectiveness was recognized during 2010 or 2009. Amounts due from counterparties (unrealized hedge gains) or owed to counterparties (unrealized hedge losses) are included in accounts receivable, net or other accrued expenses, respectively. Cash receipts or payments related to our derivatives are generally classified in the Consolidated Statements of Cash Flows as cash flows from operating activities, consistent with the related items being hedged, unless the derivative is not designated as a hedge or if hedge accounting is discontinued, in which case the receipts or payments are classified as cash flows from investing activities.
Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets is presented in the table below.

	Derivative Liabilities
(in thousands)	Balance Sheet Location	January 1, 2011	January 2, 2010
Derivatives designated as hedging instruments
Interest rate swap contracts	Other accrued expenses	$—	$299
Foreign exchange forward contracts	Other accrued expenses	1,727	1,650

Total derivatives designated as hedging instruments		$1,727	$1,949

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other accrued expenses	$99	$—

Total derivatives		$1,826	$1,949

At January 1, 2011, approximately $1.7 million of the existing loss on the foreign exchange forward contracts designated as a cash flow hedge, which is included in accumulated other comprehensive income, is expected to be reclassified into earnings within the next twelve months.
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

The Effect of Derivative Instruments on the Consolidated Statement of Operations
For the Years Ended January 1, 2011 and January 2, 2010
(in thousands)

			Location of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	Amount of Gain (Loss) Reclassified
	Recognized in OCI on Derivatives		from Accumulated	from Accumulated OCI into Income
Derivatives in Cash Flow	(Effective Portion)		OCI into Income	(Effective Portion)
Hedging Relationships	January 1, 2011	January 2, 2010	(Effective Portion)	January 1, 2011	January 2, 2010
Interest rate swap contracts	$291	$2,372	Interest expense	$(302)	$(3,341)
Foreign exchange contracts	(33)	(1,259)	Other income (expense)	373	(2,680)

Total	$258	$1,113		$71	$(6,021)

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized
Derivatives not Designated	Recognized in Income	in Income on Derivatives
as Hedging Instruments	on Derivatives	January 1, 2011	January 2, 2010
Foreign exchange contracts	Other income (expense)	$(392)	$(410)

10. Industry Segment Information and Foreign Operations
Since our inception, we have operated in the single industry segment of developing, manufacturing, selling and marketing medical devices. We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. No customer or distributor accounted for ten percent or more of net sales during 2010, 2009 and 2008. Foreign subsidiary sales are predominantly to customers in Western Europe, Canada, Australia and Brazil and our foreign subsidiary assets are located in the same countries. At the end of 2010 and 2009, consolidated accounts receivable included $41.7 million and $42.4 million due from customers located outside of the United States.
The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets are material.

(in thousands)	2010	2009	2008

United States
Net sales	$394,919	$373,898	$355,678
Long-lived assets	804,092	824,886	833,095

International
Net sales	147,397	145,372	145,963
Long-lived assets	16,915	17,924	17,092
11. Postretirement Benefits
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
The cost of our postretirement benefit plan (in thousands) was as follows:

	2010	2009	2008

Service cost	$171	$174	$183
Interest cost	194	208	208
Amortization of net prior service cost	29	62	(38)

Net benefit costs	$394	$444	$353

The following tables present reconciliations of the benefit obligation of the plan and the plan assets of the plan (in thousands):

	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$3,864	$3,886
Service cost	171	174
Interest cost	194	208
Actuarial gain	(254)	(187)
Benefit payments	(169)	(217)

Benefit obligation at end of year	$3,806	$3,864

Change in plan assets
Fair value of assets at beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contributions	169	217
Benefit payments	(169)	(217)

Fair value of plan assets at end of year	$—	$—

Amounts recognized in the statement of financial position consist of:

	2010	2009

Current	$(219)	$(233)
Long-term	(3,587)	(3,631)

Net amount of accrued benefit cost	$(3,806)	$(3,864)

Amounts recognized in accumulated other comprehensive income consist of:

	2010	2009

Net actuarial (gain) loss	$(244)	$7
Net prior service cost	—	32

Total accumulated other comprehensive income	$(244)	$39

The net prior service cost in accumulated other comprehensive income consists of two components: one component for a negative plan amendment in 2000 (2000 component), and a second component for a positive plan amendment in 2006 (2006 component). These two components were amortized differently, based on expected future service periods at the time of the amendment. The 2000 and 2006 components were fully amortized in 2009 and 2010, respectively.
The benefits expected to be paid in each of the next five fiscal years and the aggregate for the five fiscal years thereafter are projected as follows (in thousands):
Projected Medical Benefit Payments

2011	$225
2012	229
2013	251
2014	266
2015	280
2016-2020	1,572
The assumptions used in estimating the annual cost related to these plans include:

	2010	2009
Discount rate	5.75%	5.75%
Rate of future compensation increase	4.00%	4.00%
An average increase of 8.0 percent in the cost of covered health care benefits was assumed for 2010 and is projected to gradually decrease to 5.0 percent by 2016 and remain at that level thereafter. Because of the subsidy caps, the assumed health care cost trend rates have a slight effect on the amounts reported for our postretirement plan.

12. Savings and Investment Plan
The AMS Savings and Investment Plan (the Plan) allows employees in the United States to contribute a portion of their compensation to the Plan. We match a portion of these contributions. Additionally, we make profit sharing contributions to the Plan based upon a percent of operating profit as established annually by senior management and the Compensation Committee of the Board of Directors. All of our United States employees who satisfy certain service requirements are eligible to participate in the Plan. Matching contributions of $4.0 million, $3.7 million and $3.3 million were made in 2010, 2009 and 2008, respectively. Profit sharing contributions were $4.5 million, $5.0 million and $3.7 million in 2010, 2009 and 2008, respectively.
13. Income Taxes
Components of our income before income taxes are as follows (in thousands):

Pretax income	2010	2009	2008

U.S.	$127,937	$127,504	$43,140
Foreign	7,947	8,531	7,018

Total	$135,884	$136,035	$50,158

Components of income tax expense are as follows (in thousands):

Income tax expense	2010	2009	2008

Current
Federal	$47,013	$40,762	$17,190
State	5,028	7,173	4,166
Foreign	2,700	3,336	2,002
Deferred
Federal	(5,943)	931	(3,761)
State	(78)	(973)	(791)
Foreign	154	(32)	517

Total	$48,874	$51,197	$19,323

A reconciliation of income tax expense computed at the United States statutory rate to our provision for income taxes is as follows (in thousands):

Income tax reconciliation	2010	%	2009	%	2008	%

Statutory rate	$47,559	35.0	$47,612	35.0	$17,556	35.0
State taxes	3,379	2.5	4,171	3.1	2,194	4.4
Manufacturing tax incentives	(3,591)	(2.6)	(2,092)	(1.5)	(851)	(1.7)
Meals and entertainment	705	0.5	565	0.4	541	1.1
Foreign rate differential and other	433	0.3	759	0.6	80	0.1
Research and development credits	(1,015)	(0.7)	(1,214)	(0.9)	(917)	(1.8)
Audit settlements and statute closures	(1,453)	(1.1)	(141)	(0.1)	(712)	(1.4)
Sale of assets	2,009	1.5	823	0.6	—	0.0
Other	848	0.6	714	0.4	1,432	2.8

Total	$48,874	36.0	$51,197	37.6	$19,323	38.5

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities at the end of 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred tax assets:
Federal net operating loss carryforwards	$8,258	$8,938
Reserves and allowances	11,568	11,315
Workforce, patents and license	1,038	2,124
Compensation accruals	3,865	4,165
Accrued state tax and interest	2,577	2,207
Stock-based compensation	7,251	6,619
State net operating loss carryforwards and other credits	3,010	3,362
Developed technology	1,735	—
Convertible debt issuance and transaction costs	5,378	3,144
Other	3,604	2,705

Total deferred tax assets	48,284	44,579

Deferred tax liabilities:
Goodwill	12,138	11,076
Prepaid insurance and other	2,366	1,979
Developed technology	—	706
Trademarks and royalty agreements	15,298	15,545
Contingent interest on debt	60,183	62,750

Total deferred tax liabilities	89,985	92,056

Net deferred tax liability	$(41,701)	$(47,477)

We have U.S. federal tax loss carryforwards of approximately $23.6 million which are realizable under IRC Section 382. They expire between 2018 and 2025. Management believes that future taxable income will be sufficient to realize these tax loss carryforwards and has established a deferred tax asset of $8.3 million.
As of January 1, 2011, undistributed earnings of international subsidiaries of approximately $22.5 million were considered to have been reinvested indefinitely and, accordingly, we have not provided U.S. taxes on such earnings.

Changes in our unrecognized tax benefits (UTBs) are as follows:

					Unrecognized
	Gross				Income Tax
	Federal,	Accrued	Gross UTBs,	Deferred	Benefits, Net of
	State and	Interest and	including	Federal and	Deferred Federal
	Foreign	Penalties on	interest and	State Income	and State
(in thousands)	UTBs	UTBs	penalties	Tax Benefits	Benefits

Balance at January 3, 2009	$14,951	$376	$15,327	$(1,593)	$13,734
Additions for tax positions related to a prior period	1,500	604	2,104	(547)	1,557
Additions for tax positions related to the current period	993	—	993	(144)	849
Reductions related to the closing of Statutes of Limitations	(182)	(36)	(218)	77	(141)
Reductions related to settlements with tax authorities	—	—	—	—	—

Balances at January 2, 2010	17,262	944	18,206	(2,207)	15,999

Additions for tax positions related to a prior period	30	546	576	(149)	427
Additions for tax positions related to the current period	2,081	—	2,081	(363)	1,718
Reductions related to the closing of Statutes of Limitations	(1,013)	(157)	(1,170)	135	(1,035)
Reductions related to settlements with tax authorities	(405)	(20)	(425)	8	(417)

Balances at January 1, 2011	17,955	1,313	19,268	(2,576)	16,692

Less:
UTBs attributable to timing items included above	982	—	982	—	982

Total UTBs that, if recognized, would impact the effective income tax rate as of January 1, 2011	$16,973	$1,313	$18,286	$(2,576)	$15,710

We have classified all of our liability for unrecognized tax benefits as of January 1, 2011 as a non-current liability, as no payments are anticipated within one year. We recognize accrued interest and penalties related to unrecognized tax benefits in our tax provision in the Consolidated Statements of Operations. The balance of accrued interest and penalties at the reporting periods is presented in the table above.
We have no federal income tax audits under way at the current time. Our federal returns are subject to tax assessment for 2007 and subsequent years.
State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.
A reduction in the amount of unrecognized tax benefits between $0.0 and $4.4 million during the next 12 months is possible related to the potential closure of certain statutes of limitations. These statutes of limitations relate to various tax positions and tax years in multiple jurisdictions.
14. Quarterly Financial Data (unaudited; in thousands, except per share data)
The following table presents quarterly financial data for 2010 and 2009. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the unaudited quarterly results.

	2010				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
	13 weeks	13 weeks	13 weeks	13 weeks	13 weeks	13 weeks	13 weeks	13 weeks
Net sales	$134,926	$136,368	$124,029	$146,993	$123,638	$126,388	$123,231	$146,013
Gross profit	113,899	113,563	102,066	121,672	100,296	104,780	101,947	120,036
Operating income	36,456	38,785	32,896	46,597	30,093	33,700	33,207	45,083
Net income	20,658	20,567	18,572	27,213	17,080	16,865	28,621	22,272

Net income per share:
Basic net income	$0.28	$0.27	$0.24	$0.36	$0.23	$0.23	$0.39	$0.30
Diluted net income	$0.27	$0.26	$0.24	$0.35	$0.23	$0.23	$0.38	$0.30

During the first quarter of 2010, we recognized a $7.7 million gain related to the sale of our Her Option® global endometrial cryoablation product line.
In the first quarter of 2009, we recorded a gain of $4.6 million related to the extinguishment of a portion of our 2036 Notes (see Note 5, Debt). In the third quarter of 2009, we recorded a $17.4 million gain on the sale of our Ovion technology. In addition, during the third quarter of 2009 we exchanged $250.0 million of principal of 2036 Notes for $250.0 million of principal of 2041 Notes. We accounted for this transaction as an extinguishment of debt, and we recorded a pre-tax gain on extinguishment of $5.6 million (see Note 5, Debt).
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

	Balance at				Balance at
	Beginning of	Costs and			End of
	Period	Expenses	Deductions		Period
Valuation Accounts:
Year ended January 3, 2009
Deducted from asset accounts
Allowance for doubtful accounts	$3,098	$1,832	$(1,394	) (1)	$3,536
Allowance for obsolete inventories	$2,888	$5,737	$(4,390	) (2)	$4,235
Allowance for sales returns	$2,311	$13,664	$(13,398	) (3)	$2,577
Year ended January 2, 2010
Deducted from asset accounts
Allowance for doubtful accounts	$3,536	$1,648	$(1,745	) (1)	$3,439
Allowance for obsolete inventories	$4,235	$4,281	$(3,485	) (2)	$5,031
Allowance for sales returns	$2,577	$10,996	$(11,434	) (3)	$2,139
Year ended January 1, 2011
Deducted from asset accounts
Allowance for doubtful accounts	$3,439	$1,198	$(1,029	) (1)	$3,608
Allowance for obsolete inventories	$5,031	$2,144	$(3,407	) (2)	$3,768
Allowance for sales returns	$2,139	$12,345	$(12,817	) (3)	$1,667

Notes:

(1)	Uncollectable accounts written off, net of recoveries

(2)	Obsolete and excess inventory disposals

(3)	Product returned by customers

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2011	AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
	By	/s/ Anthony P. Bihl, III
Anthony P. Bihl, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Anthony P. Bihl, III Anthony P. Bihl, III	President and Chief Executive Officer (Principal Executive Officer)

/s/ Mark A. Heggestad Mark A. Heggestad	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Richard B. Emmitt Richard B. Emmitt	Director

/s/ Albert Jay Graf Albert Jay Graf	Director

/s/ Jane E. Kiernan Jane E. Kiernan	Director

/s/ Robert McLellan, M.D. Robert McLellan, M.D.	Director

/s/ Christopher H. Porter, Ph.D. Christopher H. Porter, Ph.D.	Director

/s/ D. Verne Sharma D. Verne Sharma	Director

/s/ Thomas E. Timbie Thomas E. Timbie	Director

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For the Year Ended January 1, 2011

Item No.	Item	Filing Method
2.1	Agreement and Plan of Merger, dated as of June 3, 2005, by and among American Medical Systems, Inc., Oak Merger Corp., Ovion Inc., Jeffrey P. Callister, and W. Stephen Tremulis, as Principal Stockholders, and Jeffrey P. Callister, as Stockholders’ Representative.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 6, 2005 (File No. 000-30733).

2.2	Asset Purchase Agreement, dated April 26, 2006, between American Medical Systems, Inc. and BioControl Medical, Ltd.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 27, 2006 (File No. 000-30733).

2.3	First Amendment to Asset Purchase Agreement, dated August 8, 2008, by and between American Medical Systems, Inc. and Bio Control Medical (B.C.M.), Ltd.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 19, 2008 (File No. 000-30733).

2.4	Agreement and Plan of Merger, dated as of May 8, 2006, by and among American Medical Systems, Inc., Xenon Merger Corp., a wholly owned subsidiary of American Medical Systems, Inc., Solarant Medical, Inc., and Warburg Pincus Equity Partners, L.P., as stockholders’ representative.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 9, 2006 (File No. 000-30733).

2.5	Asset Purchase Agreement, dated November 30, 2006, by and among American Medical Systems, Inc., Laserscope, and Iridex Corporation.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 6, 2006 (File No. 000-30733).

2.6	Asset Purchase Agreement, dated as of September 30, 2009, between American Medical Systems, Inc. and Conceptus, Inc.	Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-Q for the Fiscal Quarter Ended October 3, 2009 (File No. 000-30733).

2.7	Asset Purchase Agreement, dated as of February 16, 2010, between American Medical Systems, Inc. and CooperSurgical, Inc.	Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on February 22, 2010 (File No. 000-30733).

3.1	Second Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 of the Company’s Form S-3 filed on June 19, 2006 (File No. 333-135135).

3.2	Bylaws, as amended, of the Company.	Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K for the Fiscal Year Ended January 3, 2004 (File No. 000-30733).

Item No.	Item	Filing Method
4.1	Certificate of Incorporation of the Company.	See Exhibit 3.1 above.

4.2	Bylaws, as amended, of the Company.	See Exhibit 3.2 above.

4.3	Form of Indenture for Senior Debt Securities.	Incorporated by reference to Exhibit 4.2 of the Company’s Form S-3 filed on August 12, 2009 (File No. 333-161290).

4.4	Form of Senior Debt Security.	Incorporated by reference to Exhibit 4.3 of the Company’s Form S-3 filed on August 12, 2009 (File No. 333-161290).

4.5	Form of Indenture for Subordinated Debt Securities.	Incorporated by reference to Exhibit 4.4 of the Company’s Form S-3 filed on August 12, 2009 (File No. 333-161290).

4.6	Form of Subordinated Debt Security.	Incorporated by reference to Exhibit 4.5 of the Company’s Form S-3 filed on August 12, 2009 (File No. 333-161290).

4.7	Indenture, dated as of June 27, 2006, between American Medical Systems Holdings, Inc., the Notes Guarantors (as defined therein), and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 28, 2006 (File No. 000-30733).

4.8	Form of 3 1/4% Convertible Senior Subordinated Note.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 28, 2006 (File No. 000-30733).

4.9	First Supplemental Indenture, dated as of September 6, 2006, by and between Laserscope and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 8, 2006 (File No. 000-30733).

4.10	Guarantee, dated as of September 6, 2006, made by Laserscope in favor of U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on September 8, 2006 (File No. 000-30733).

4.11	Indenture, dated as of September 21, 2009, between American Medical Systems Holdings, Inc., the Subsidiary Guarantors (as defined therein), and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 22, 2009 (File No. 000-30733).

4.12	Form of 4.00% Convertible Senior Subordinated Note due 2041.	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on September 22, 2009 (File No. 000-30733).

4.13	Form of Subsidiary Guarantee entered into by each of the Subsidiary Guarantors.	Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on September 22, 2009 (File No. 000-30733).

Item No.	Item	Filing Method
10.1	Amended and Restated Employment Agreement, dated March 26, 2010, between Mark A. Heggestad and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 31, 2010 (File No. 000-30733).

10.2	Amended and Restated Employment Agreement, dated March 26, 2010, between Anthony P. Bihl, III and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 31, 2010 (File No. 000-30733).

10.3	Amended and Restated Employment Agreement, dated March 26, 2010, between Joe W. Martin and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed March 31, 2010 (File No. 000-30733).

10.4	Amended and Restated Employment Agreement, dated March 26, 2010, between Maximillian D. Fiore and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed March 31, 2010 (File No. 000-30733).

10.5	Separation Agreement, dated March 31, 2010, by and between Lawrence W. Getlin and American Medical Systems, Inc.	Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-Q for the Fiscal Quarter Ended April 3, 2010 (File No. 000-30733).

10.6	2000 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Fiscal Quarter Ended June 28, 2003 (File No. 000-30733).

10.7	Form of Incentive Stock Option Agreement under the 2000 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.8	Form of Non-Qualified Stock Option Agreement under the 2000 Equity Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-37488).

10.9	Employee Stock Purchase Plan, as amended.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the Fiscal Quarter Ended October 1, 2005 (File No. 000-30733).

Item No.	Item	Filing Method
10.10	2005 Stock Incentive Plan (As Amended and Restated).	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Fiscal Quarter Ended April 4, 2009 (File No. 000-30733).

10.11	Form of Stock Option Certificate for Directors under the 2005 Stock Incentive Plan (As Amended and Restated)	Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005 (File No. 000-30733).

10.12	Form of Stock Option Certificate for Executive Officers under the 2005 Stock Incentive Plan (As Amended and Restated)	Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005 (File No. 000-30733).

10.13	Form of Notice of Amendment to Stock Option Certificate/Agreement for Executive Officers of American Medical Systems Holdings, Inc.	Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the Fiscal Quarter Ended July 2, 2006 (File No. 000-30733).

10.14	Form of Stock Option Certificate for Executive Officers under the 2005 Stock Incentive Plan (Version Modified in 2010).	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 19, 2010 (File No. 000-30733).

10.15	Form of Restricted Stock Award for Executive Officers under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 19, 2010 (File No. 000-30733).

10.16	Form of Restricted Stock Award for Directors under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q for the Fiscal Quarter Ended April 3, 2010 (File No. 000-30733).

10.17	Form of Indemnification Agreement with Executive Officers and Directors.	Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005 (File No. 000-30733).

10.18	Form of Change in Control Severance Agreement.	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2007 (File No. 000-30733).

10.19	Form of First Amendment to Change in Control Severance Agreement.	Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 3, 2009 (File No. 000-30733).

10.20	Form of Change in Control Severance Agreement (Version Modified in 2009).	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the Fiscal Quarter Ended July 4, 2009 (File No. 000-30733).

Item No.	Item	Filing Method
10.21	Change in Control Severance Agreement, dated as of April 22, 2008, between American Medical Systems Holdings, Inc. and Anthony P. Bihl, III.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed April 29, 2008 (File No. 000-30733).

10.22	The American Medical Systems, Inc. Executive Severance Pay Plan.	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on February 19, 2010 (File No. 000-30733).

10.23	2011 Executive Variable Incentive Plan.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 16, 2011 (File No. 000-30733).

10.24	Amended and Restated License Agreement, dated January 1, 2008, between American Medical Systems, Inc. and BioControl Medical, Ltd.	Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the Fiscal Year Ended January 3, 2009 (File No. 000-30733).

10.25	First Amendment to Amended and Restated License Agreement dated August 8, 2008, by and between American Medical Systems, Inc. and Bio Control Medical (B.C.M), Ltd.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed August 19, 2008 (File No. 000-30733).

10.26	Credit and Guaranty Agreement, dated as of July 20, 2006, by and among American Medical Systems, Inc., as borrower, American Medical Systems Holdings, Inc. and certain of its subsidiaries, as guarantors, CIT Capital Securities LLC, as co-lead arranger and sole bookrunner, KeyBank National Association, as co-lead arranger and syndication agent, CIT Healthcare LLC, as administrative agent and collateral agent, General Electric Capital Corporation, as documentation agent, and various lenders.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 26, 2006 (File No. 000-30733).

10.27	First Amendment to Credit and Guaranty Agreement, dated as of October 29, 2007, by and among American Medical Systems, Inc., each of the other credit parties which is a signatory thereto and CIT Healthcare LLC, as administrative agent.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 29, 2007 (File No. 000-30733).

10.28	Pledge and Security Agreement, dated as of July 20, 2006, between each of the grantors party thereto and CIT Healthcare LLC, as administrative agent and collateral agent.	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 26, 2006 (File No. 000-30733).

10.29	Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Financing Statement, dated as of July 20, 2006, executed by American Medical Systems, Inc. to and for the benefit of CIT Healthcare LLC, as administrative agent and collateral agent.	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 26, 2006 (File No. 000-30733).

Item No.	Item	Filing Method
10.30	Net Lease Agreement, dated as of June 20, 2000, by and between Laserscope and Realtec Properties.	Incorporated by reference to Exhibit 10.6 of Laserscope’s Annual Report on Form 10-K filed on March 28, 2001 (File No. 000-18053).

10.31	Net Lease Agreement, dated as of October 18, 2000, by and between Laserscope and Realtec Properties.	Incorporated by reference to Exhibit 10.6A of Laserscope’s Annual Report on Form 10-K filed on March 28, 2001 (File No. 000-18053).

10.32	Settlement Agreement, dated as of August 14, 2007, by and among Iridex Corporation, American Medical Systems, Inc. and Laserscope.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 20, 2007 (File No. 000-30733).

10.33	Consent and Second Amendment to Credit and Guaranty Agreement by and among American Medical Systems, Inc., each of the other Credit Parties which is a signatory thereto and CIT Healthcare LLC.	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on August 14, 2009 (File No. 000-30733).

21.1	Subsidiaries of American Medical Systems Holdings, Inc.	Filed with this Annual Report on Form 10-K.

23.1	Consent of Ernst & Young LLP.	Filed with this Annual Report on Form 10-K.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Annual Report on Form 10-K.

101	Financial statements from the Annual Report on Form 10-K of the Company for the year ended January 1, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.*	Filed Electronically

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and should not be deemed “filed” under the Securities Exchange Act of 1934.