Form 10-Q
period 2011-04-02
AMERICAN MEDICAL SYSTEMS HOLDINGS INC
filed 2011-05-12
CIK 1114200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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
☐ Yes   ☑ No
     As of April 29, 2011 there were 77,263,452 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
American Medical Systems Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Net sales	$140,786	$134,926
Cost of sales	22,133	21,027

Gross profit	118,653	113,899

Operating expenses
Selling, general and administrative	60,286	60,887
Research and development	14,418	13,509
Global manufacturing start-up costs	197	—
Amortization of intangibles	2,948	3,047

Total operating expenses	77,849	77,443

Operating income	40,804	36,456

Other (expense) income
Royalty income	82	308
Interest expense	(3,101)	(3,954)
Amortization of financing costs	(3,163)	(3,693)
Gain on sale of non-strategic assets	—	7,719
Other (expense) income	(827)	(516)

Total other (expense)	(7,009)	(136)

Income before income taxes	33,795	36,320

Provision for income taxes	12,234	15,662

Net income	$21,561	$20,658

Net income per share
Basic net earnings	$0.28	$0.28
Diluted net earnings	$0.27	$0.27

Weighted average common shares used in calculation
Basic	76,866	75,117
Diluted	78,691	76,270
The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	April 2, 2011	January 1, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$26,995	$16,481
Short-term investments	83,020	61,334
Accounts receivable, net	96,442	98,518
Inventories, net	35,492	33,789
Deferred income taxes	16,372	15,558
Other current assets	7,848	6,747

Total current assets	266,169	232,427

Property, plant and equipment, net	40,820	41,405
Goodwill	684,659	683,720
Intangible assets, net	87,983	90,781
Other long-term assets, net	8,768	5,101

Total assets	$1,088,399	$1,053,434

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,500	$8,833
Income taxes payable	8,569	535
Accrued compensation expenses	21,476	30,800
Accrued warranty expense	2,704	2,697
Other accrued expenses	26,053	26,687

Total current liabilities	68,302	69,552

Long-term debt	238,062	235,093
Deferred income taxes	59,278	57,259
Long-term income taxes payable	19,494	19,268
Long-term employee benefit obligations	3,784	3,701

Total liabilities	388,920	384,873

Stockholders’ equity
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding: 77,185,102 shares at April 2, 2011 and 76,777,443 shares at January 1, 2011	772	768
Additional paid-in capital	445,123	436,825
Accumulated other comprehensive income	6,249	5,195
Retained earnings	247,335	225,773

Total stockholders’ equity	699,479	668,561

Total liabilities and stockholders’ equity	$1,088,399	$1,053,434

The accompanying notes are an integral part of the consolidated financial statements.

American Medical Systems Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Cash flows from operating activities
Net income	$21,561	$20,658

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,441	2,524
Amortization of intangibles	2,948	3,047
Amortization of financing costs	3,163	3,693
Excess tax benefit from stock-based compensation	(300)	(195)
Net settlement of derivative contracts	425	(783)
Change in net deferred income taxes	1,213	(1,556)
Gain on sale of non-strategic assets	—	(7,719)
Stock-based compensation	2,190	1,829

Changes in operating assets and liabilities:
Accounts receivable	3,939	5,138
Inventories	(1,537)	(1,042)
Accounts payable and accrued expenses	(2,249)	1,226
Other assets	(617)	(212)

Net cash provided by operating activities	33,177	26,608

Cash flows from investing activities
Purchase of property, plant and equipment	(1,802)	(1,314)
Net settlement of derivative contracts	(425)	783
Sale of non-strategic assets, net	—	20,186
Purchase of intangibles	(508)	(693)
Purchase of investments	(34,468)	(25,041)
Sale of investments	8,571	7,337

Net cash (used in) provided by investing activities	(28,632)	1,258

Cash flows from financing activities
Issuance of common stock	5,998	9,365
Excess tax benefit from stock-based compensation	300	195
Payments on senior secured credit facility	—	(45,719)

Net cash provided by (used in) financing activities	6,298	(36,159)

Effect of currency exchange rates on cash	(329)	(165)

Net increase (decrease) in cash and cash equivalents	10,514	(8,458)

Cash and cash equivalents at beginning of period	16,481	30,670

Cash and cash equivalents at end of period	$26,995	$22,212

Supplemental disclosure

Cash paid for interest	$6,092	$7,008
Cash paid for taxes	$1,929	$4,806
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
We have prepared the consolidated financial statements included in this Quarterly Report on Form 10-Q without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited consolidated interim financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal 2010. All amounts presented in tables are in thousands, except per share data.
These statements reflect, in management’s opinion, all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period may not be indicative of results for the full year.
We have a 52 or 53 week fiscal year ending on the Saturday nearest December 31. Accordingly, the first fiscal quarters of 2011 and 2010 are represented by the three month periods ended on April 2, 2011 and April 3, 2010, respectively.
2. Recently Issued Accounting Pronouncements
In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 allows separate accounting for multiple-deliverable arrangements for more circumstances than under existing U.S. GAAP and establishes a selling price hierarchy for determining the selling price of a deliverable. In addition, it replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant, eliminates the use of the residual method for allocation, and expands on-going disclosure requirements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010 and can be applied prospectively or retrospectively. We adopted the updated accounting guidance for multiple-deliverable revenue arrangements on a prospective basis for our fiscal 2011 year beginning on January 2, 2011, and the adoption did not have a material impact on our consolidated financial position or results of operations.
3. Stock-Based Compensation
At April 2, 2011, the 2005 Stock Incentive Plan, as amended and restated (2005 Plan), is our one active stock-based employee compensation plan under which new awards may be granted. The 2005 Plan replaced our 2000 Equity Inventive Plan (2000 Plan). Awards under the 2005 Plan include incentive stock options, non-qualified option grants and restricted stock. Amounts recognized in our financial statements related to stock-based compensation were as follows:

	Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010
Cost of sales	$194	$248
Selling, general and administrative	1,701	1,296
Research and development	295	285

Total stock-based compensation expense	$2,190	$1,829

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
Stock option activity under our 2000 Plan and 2005 Plan for the three months ended April 2, 2011 was as follows:

		Weighted average	Aggregate
	Options	exercise price	Intrinsic
	outstanding	per share	Value
			(in thousands)
Balance at January 1, 2011	6,470,045	$16.52
Granted	763,290	20.36
Exercised	(317,399)	16.16
Forfeit or expired	(124,993)	15.88

Balance at April 2, 2011	6,790,943	$16.98	$33,120

Options exercisable at April 2, 2011	3,750,268	$16.59	$19,774

The total intrinsic value of options exercised during the three months ended April 2, 2011 was $1.7 million. As of April 2, 2011, we had $14.9 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options. We expect that cost to be recognized over a weighted average period of 2.8 years.
Restricted stock awards are granted to employees under the 2005 Plan upon hire or based on performance criteria established by management. Restricted stock awards are similar to stock option awards and are subject to forfeiture if employment terminates prior to the release of the restrictions. We grant restricted stock which generally vests over a four year period. During the vesting period, ownership of the shares cannot be transferred. Restricted stock is considered issued and outstanding at the grant date and has the same dividend and voting rights as other common stock. We recognize compensation expense for the fair value of the restricted stock grants issued based on the closing stock price on the date of grant. The plan does not designate the specific number of shares available for restricted stock grants, as these are issued from the full pool of shares available under the 2005 Plan. The option pool is reduced by two shares for each restricted share granted.
Restricted stock activity under our 2005 Plan for the three months ended April 2, 2011 was as follows:

	Unvested Shares	Weighted average
	outstanding	grant date fair value
Balance at January 1, 2011	333,264	$17.91
Granted	105,870	20.49
Vested	(34,781)	17.35
Cancelled	(7,983)	18.47

Balance at April 2, 2011	396,370	$18.64

As of April 2, 2011, we had $5.4 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock awards. We expect that cost to be recognized over a weighted average period of 3.1 years.

4. Earnings per Share
The following table presents information necessary to calculate basic and diluted net income per common share and common share equivalents:

	Three Months Ended
(in thousands, except per share data)	April 2, 2011	April 3, 2010
Net income	$21,561	$20,658

Weighted-average shares outstanding for basic net income per share	76,866	75,117
Dilutive effect of stock options, restricted shares and convertible notes	1,825	1,153

Adjusted weighted-average shares outstanding for diluted net income per share	78,691	76,270

Net income per share
Basic net earnings	$0.28	$0.28
Diluted net earnings	$0.27	$0.27
There were 2,226,616 weighted shares outstanding for the three month period ended April 2, 2011, that were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive. For the three month period ended April 3, 2010, there were 2,275,535 weighted shares outstanding that were excluded from the diluted earnings per share computation because the impact would have been anti-dilutive. In addition, our convertible notes (see Note 9, Debt) were excluded from the diluted net income per share calculation in the first quarter of 2010 because the conversion price was greater than the average market price of our stock during that period.
5. Inventories
Inventories consist of the following as of April 2, 2011 and January 1, 2011:

(in thousands)	April 2, 2011	January 1, 2011

Raw materials	$10,129	$9,392
Work in process	4,088	3,873
Finished goods	25,338	24,292
Obsolescence reserve	(4,063)	(3,768)

Net inventories	$35,492	$33,789

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
Changes in the warranty balance during the three months ended April 2, 2011 and April 3, 2010 are presented below:

	Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010
Balance, beginning of period	$2,697	$2,293
Provisions for warranty	353	334
Claims processed	(346)	(424)

Balance, end of period	$2,704	$2,203

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
Comprehensive income for the three months ended April 2, 2011 and April 3, 2010 was:

	Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010
Net income	$21,561	$20,658

Foreign currency translation gain (loss), net of taxes of ($21) and $15, respectively	2,389	(1,431)
Fair value adjustment on derivatives designated as cash flow hedges, net of taxes of $912 and ($610), respectively	(1,532)	1,008
Reclassification adjustments for cash flow hedges settled and included in net income, net of tax of ($246) and ($136), respectively	414	225
Unrealized gain on available-for-sale securities net of tax of ($90)	—	149
Recognition of previously unrealized gains on available-for-sale securities, net of tax of $131	(217)	—

Comprehensive income	$22,615	$20,609

The after-tax components of accumulated other comprehensive income as of April 2, 2011 and January 1, 2011, were as follows:

	Net Unrealized
	(Loss) on
	Derivative			Net Unrealized
	Instruments	Post-retirement	Foreign Currency	(Loss) Gain on	Total Accumulated
	Qualifying as	Plan Liability	Translation	Available-for-sale	Other Comprehensive
(in thousands)	Hedges	Adjustment	Adjustment	Investments	Income
Balance at January 1, 2011	$(1,129)	$152	$5,955	$217	$5,195

Balance at April 2, 2011	$(2,247)	$152	$8,344	$—	$6,249

8. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three month period ending April 2, 2011 and January 1, 2011 were as follows:

	Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010
Goodwill, beginning of the period	$683,720	$690,899
Allocation of goodwill to sale of non-strategic assets	—	(6,400)
Effect of currency translation	939	(642)

Goodwill, end of the period	$684,659	$683,857

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

The following table provides additional information concerning intangible assets:

	April 2, 2011			January 1, 2011
	Gross carrying	Accumulated	Net book	Gross carrying	Accumulated	Net book
(in thousands)	amount	amortization	value	amount	amortization	value
Developed and core technology	$132,953	$(95,139)	$37,814	$132,953	$(92,675)	$40,278

Other intangibles
Amortized
Patents	11,275	(9,837)	1,438	11,275	(9,737)	1,538
Licenses	18,644	(10,713)	7,931	18,494	(10,329)	8,165
Trademarks	2,233	(2,233)	—	2,233	(2,233)	—

Total amortized other intangible assets	32,152	(22,783)	9,369	32,002	(22,299)	9,703

Unamortized
Trademarks	40,800	—	40,800	40,800	—	40,800

Total other intangibles	72,952	(22,783)	50,169	72,802	(22,299)	50,503

Total intangible assets	$205,905	$(117,922)	$87,983	$205,755	$(114,974)	$90,781

The estimated amortization expense for currently-owned intangibles, as presented above, for the years 2011 through 2015 is $11.5 million, $9.3 million, $9.3 million, $7.1 million and $7.1 million, respectively.
9. Debt
Senior Secured Credit Facility
On July 20, 2006, in conjunction with the Laserscope acquisition, American Medical Systems, Inc. (AMS), our wholly-owned subsidiary, entered into a credit and guarantee agreement (the Credit Facility) with CIT Healthcare LLC, as agent, and certain lenders from time to time party thereto. The six-year senior secured Credit Facility consisted of (i) term loan debt and (ii) a revolving credit facility of up to $65.0 million for working capital needs, including capital expenditures and permitted acquisitions. In 2010, we repaid the remaining outstanding term loan balance of $125.3 million with cash provided by operations and the Credit Facility was terminated effective April 12, 2011. There were no outstanding borrowings under the Credit Facility at the time of termination and no early termination penalties were incurred.
2011 Senior Secured Revolving Credit Facility
On April 15, 2011, we and AMS, our wholly-owned subsidiary, entered into a credit facility (Revolving Credit Facility) with the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent (Administrative Agent), PNC Bank, National Association, as Syndication Agent and U.S. Bank National Association, as Documentation Agent. The Revolving Credit Facility provides a $250 million five-year senior secured line of credit maturing on April 15, 2016 (Maturity Date). Principal amounts outstanding under the Revolving Credit Facility are due and payable on the Maturity Date or may voluntarily be prepaid without premium or penalty. Accrued interest is payable no later than quarterly. There are no borrowings outstanding under the Revolving Credit Facility.
By our execution and delivery of the Revolving Credit Facility and each of AMS Research Corporation, AMS Sales Corporation, and Laserscope (collectively, the “Subsidiary Guarantors”), pursuant to a guaranty dated April 15, 2011 (Subsidiary Guaranty), in favor of the Administrative Agent, have guaranteed all of the obligations of AMS arising under the Revolving Credit Facility. The obligations of AMS and each of the Subsidiary Guarantors arising under the Revolving Credit Facility and the Subsidiary Guaranty respectively, are secured by a first priority security interest on substantially all of their respective assets (other than intellectual property) granted in favor of the Administrative Agent, on its behalf and on behalf of the lenders, pursuant to a pledge and security agreement and a mortgage on our facility in Minnetonka, Minnesota, each dated as of April 15, 2011.
We incurred costs and fees associated with the issuance of the Revolving Credit Facility that were capitalized and will be amortized over its five-year term. In addition, we are obligated to pay (i) a commitment fee based upon total debt leverage ratio and (ii) a fee based on the amount issued as a letter of credit, each of which is payable quarterly in arrears to the Administrative Agent for the ratable benefit of each lender. At the option of AMS, any borrowings under the Revolving Credit Facility (other than swing line loans) bear interest at a variable rate based on LIBOR or an alternative variable rate based on the greater of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus half of one percent and (c) the Adjusted LIBOR for a one month Interest Period on such day (or if such day is not a Business Day, the immediately preceding Business Day) plus one percent. The applicable margin for borrowings under the Revolving Credit Facility is determined by reference to our total leverage ratio, as defined by the Revolving Credit Facility. Interest is payable the last day of the respective interest period for borrowings based on LIBOR quarterly in arrears for borrowings based on the alternative variable rate.
Convertible Senior Subordinated Notes Due 2036
On June 27, 2006, we issued convertible senior subordinated notes with a stated maturity of July 1, 2036 (the 2036 Notes). The 2036 Notes bear a fixed interest rate of 3.25 percent per year, payable semiannually. The 2036 Notes are our direct, unsecured, senior subordinated obligations, rank junior to the Revolving Credit Facility and will rank junior in right of payment to all of our future senior secured debt as provided in the indenture for the 2036 Notes. The 2036 Notes have the same rank as our convertible notes that are due in 2041, which are discussed below.
On September 21, 2009, we exchanged $250.0 million in principal of the 2036 Notes for $250.0 million in principal of new convertible senior subordinated notes with a stated maturity of September 15, 2041 (the 2041 Notes). Further information on the 2041 Notes is provided following this section.
We separately account for the liability and equity components of our 2036 Notes in a manner that reflects our nonconvertible borrowing rate. The equity component of our 2036 Notes was $45.4 million as of April 2, 2011 and January 1, 2011, and is recorded in additional paid-in capital. As of April 2, 2011, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $62.0 million, $7.8 million and $54.2 million, respectively. The unamortized discount will be amortized over a remaining period of 2.2 years and the amortization expense is included in “amortization of financing costs” on the Consolidated Statements of Operations. As of January 1, 2011, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $62.0 million, $8.5 million and $53.5 million, respectively. The effective interest rate on the liability component was 9.5% for the three months ended April 2, 2011 and April 3, 2010. During the three months ended April 2, 2011, we recognized $0.5 million of interest expense representing the contractual interest coupon on our 2036 Notes, and $0.8 million of amortization expense related to the discount on the liability component. During the three months ended April 3, 2010, we recognized $0.5 million of interest expense representing the contractual interest coupon on our 2036 Notes, and $0.7 million of amortization expense related to the discount on the liability component.
In addition to regular interest on the 2036 Notes, we will also pay contingent interest beginning July 1, 2011 at 0.25% of the average trading price of the 2036 Notes, if the average trading price for the five consecutive trading days immediately before the last trading day preceding the relevant six-month period equals or exceeds 120 percent of the principal amount of the 2036 Notes.
Our 2036 Notes are convertible under the following circumstances for cash and shares of our common stock, if any, at a conversion rate of 51.5318 shares of our common stock per $1,000 principal amount of 2036 Notes (which is equal to an initial conversion price of approximately $19.406 per share), subject to adjustment: (1) when, during any fiscal quarter, the last reported sale price of our common stock is greater than 130% of the conversion price for at least 20 trading days in the 30 trading-day period ending on the last trading day of the preceding fiscal quarter; (2) during the five trading days immediately after any five consecutive trading-day period in which the trading price of a 2036 Note for each day of that period was less than 98% of the product of the closing price of our common stock and the applicable conversion rate; (3) if specified distributions to holders of our common stock occur; (4) if we call the 2036 Notes for redemption; (5) if a designated event or change, such as a change in control, occurs that results in conversion according to the Indenture; or (6) during the 60 days prior to, but excluding, any scheduled repurchase date or maturity date. Upon conversion, we would be required to satisfy up to 100 percent of the principal amount of the 2036 Notes solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock. If a holder elects to convert its 2036 Notes in connection with a designated event or change that occurs prior to July 1, 2013, we will pay, to the extent described in the Indenture, a make whole premium by increasing the conversion rate applicable to such 2036 Notes. Conversion of our 2036 Notes into common stock could result in dilution to our shareholders. From time to time, our 2036 Notes hold a fair value below their conversion rate. Any redemption due to the trading price discount, described in (2) above, would be subject to the restrictions imposed by the Revolving Credit Facility and would occur at the lower of market or conversion value, which would likely be substantially below the par value of the debt. All of the above conversion rights will be subject to certain limitations imposed by our Revolving Credit Facility.

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
The equity component of our 2041 Notes was $76.4 million as of April 2, 2011 and January 1, 2011, and is recorded in additional paid-in capital. As of April 2, 2011, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $250.0 million, $66.1 million and $183.9 million, respectively. The unamortized discount will be amortized over a remaining period of 5.5 years and the amortization expense is included in “amortization of financing costs” on the Consolidated Statements of Operations. As of January 1, 2011, the principal amount of the liability component, its unamortized discount, and its net carrying amount were $250.0 million, $68.3 million and $181.7 million, respectively. The effective interest rate on the liability component was 10.2% for each of the three months ended April 2, 2011 and April 3, 2010. During the three months ended April 2, 2011, we recognized $2.5 million of interest expense representing the contractual interest coupon on our 2041 Notes, and $2.2 million of amortization expense related to the discount on the liability component. During the three months ended April 3, 2010, we recognized $2.5 million of interest expense representing the contractual interest coupon on our 2041 Notes, and $2.0 million of amortization expense related to the discount on the liability component.
In addition to regular interest on the 2041 Notes, we will also pay contingent interest beginning September 15, 2016 at 0.75% of the average trading price of the 2041 Notes, if the average trading price for the five trading days immediately before the first trading day preceding the relevant six-month period equals or exceeds 130 percent of the principal amount of the 2041 Notes.
Our 2041 Notes are convertible under the following circumstances for cash and shares of our common stock, if any, at a conversion rate of 51.5318 shares of our common stock per $1,000 principal amount of 2041 Notes (which is equal to an initial conversion price of approximately $19.406 per share), subject to adjustment: (1) when, during any fiscal quarter commencing after January 2, 2010 (and only during such fiscal quarter), the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on the applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2041 Notes for each day of that period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate; (3) if we call the 2041 Notes for redemption; (4) if specified distributions to holders of our common stock occur; (5) if an event or fundamental change, such as a change in control, occurs that results in conversion according to the Indenture; or (6) during the 60 days prior to, but excluding, any scheduled repurchase date or maturity date. Upon conversion, we would be required to satisfy up to 100 percent of the principal amount of the 2041 Notes solely in cash, with any amounts above the principal amount to be satisfied in shares of our common stock. If a holder elects to convert its 2041 Notes in connection with a designated event or change, we will pay, to the extent described in the Indenture, a make whole premium by increasing the conversion rate applicable to such 2041 Notes. Conversion of our 2041 Notes into common stock could result in dilution to our shareholders. Similar to our 2036 Notes, from time to time, our 2041 Notes may hold a fair value below their conversion rate. Any redemption due to the trading price discount, described in (2) above, would be subject to the restrictions imposed by the Revolving Credit Facility and would occur at the lower of market or conversion value, which would likely be substantially below the par value of the debt. All of the above conversion rights will be subject to certain limitations imposed by our Revolving Credit Facility.
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
The following supplemental condensed consolidating financial information presents the statements of operations for each of the three month periods ended April 2, 2011 and April 3, 2010, the balance sheets as of April 2, 2011 and January 1, 2011, and the statements of cash flows for each of the three month periods ended April 2, 2011 and April 3, 2010 for the Guarantor Subsidiaries as a group, and separately for our non-Guarantor Subsidiaries as a group. In the condensed consolidating financial statements, we and the Guarantor Subsidiaries account for investment in wholly-owned subsidiaries using the equity method.

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended April 2, 2011
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$164,868	$32,775	$(56,857)	$140,786
Cost of sales		58,815	19,890	(56,572)	22,133

Gross profit	—	106,053	12,885	(285)	118,653
Operating expenses
Selling, general and administrative	—	47,666	12,620	—	60,286
Research and development	—	14,218	200	—	14,418
Global Manufacturing start-up costs	—	133	64	—	197
Amortization of intangibles	—	2,948	—	—	2,948

Total operating expenses	—	64,965	12,884	—	77,849

Operating income	—	41,088	1	(285)	40,804
Other (expense) income
Royalty income	—	82	—	—	82
Interest expense	(3,012)	(83)	(57)	51	(3,101)
Amortization of financing costs	(3,163)	—	—	—	(3,163)
Other income (expense)	—	(782)	52	(97)	(827)

Total other (expense) income	(6,175)	(783)	(5)	(46)	(7,009)

(Loss) income before income taxes	(6,175)	40,305	(4)	(331)	33,795
(Benefit) provision for income taxes	(2,316)	14,675	(1)	(124)	12,234
Equity in earnings of subsidiary	25,627	(3)	—	(25,624)	—

Net income	$21,768	$25,627	$(3)	$(25,831)	$21,561

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended April 3, 2010
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$122,858	$29,667	$(17,599)	$134,926
Cost of sales	—	20,575	17,337	(16,885)	21,027

Gross profit	—	102,283	12,330	(714)	113,899
Operating expenses
Selling, general and administrative	—	50,350	10,537	—	60,887
Research and development	—	13,515	(6)	—	13,509
Global manufacturing costs					—
Amortization of intangibles	—	3,047	—	—	3,047

Total operating expenses	—	66,912	10,531	—	77,443

Operating income	—	35,371	1,799	(714)	36,456
Other (expense) income
Royalty income	—	308	—	—	308
Interest expense	(3,011)	(936)	(31)	24	(3,954)
Amortization of financing costs	(2,878)	(815)	—	—	(3,693)
Gain on sale of non-strategic assets	—	7,719	—	—	7,719
Other income (expense)	—	(262)	(220)	(34)	(516)

Total other (expense) income	(5,889)	6,014	(251)	(10)	(136)

(Loss) income before income taxes	(5,889)	41,385	1,548	(724)	36,320
(Benefit) provision for income taxes	(2,220)	17,601	554	(273)	15,662
Equity in earnings of subsidiary	24,778	994	—	(25,772)	—

Net income	$21,109	$24,778	$994	$(26,223)	$20,658

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheet
(In thousands)

	As of April 2, 2011
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$5,472	$21,523	$—	$26,995
Short-term investments	27,733	54,240	1,047	—	83,020
Accounts receivable, net	636,444	49,647	32,801	(622,450)	96,442
Inventories, net	—	33,229	9,172	(6,909)	35,492
Deferred income taxes	—	15,299	1,073	—	16,372
Other current assets	—	5,047	2,801	—	7,848

Total current assets	664,177	162,934	68,417	(629,359)	266,169
Property, plant and equipment, net	—	39,676	1,144	—	40,820
Goodwill	—	621,793	86,887	(24,021)	684,659
Intangible assets, net	—	87,983	—	—	87,983
Investment in subsidiaries	313,066	62,038	—	(375,104)	—
Other long-term assets, net	4,170	3,896	702	—	8,768

Total assets	$981,413	$978,320	$157,150	$(1,028,484)	$1,088,399

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$(10,093)	$589,772	$81,985	$(652,164)	9,500
Income taxes payable	(4,597)	13,590	(424)	—	8,569
Accrued compensation expenses	—	16,530	4,946	—	21,476
Accrued warranty expense	—	2,725	(21)	—	2,704
Other accrued expenses	1,023	19,018	6,012	—	26,053

Total current liabilities	(13,667)	641,635	92,498	(652,164)	68,302
Non-current liabilities
Long-term debt	238,062	—	—	—	238,062
Intercompany loans payable	—	—	1,215	(1,215)	—
Deferred income taxes	57,538	341	1,399	—	59,278
Long-term income taxes payable	—	19,494	—	—	19,494
Long-term employee benefit obligations	—	3,784	—	—	3,784

Total non-current liabilities	295,600	23,619	2,614	(1,215)	320,618

Total liabilities	281,933	665,254	95,112	(653,379)	388,920
Stockholders’ equity
Common stock	772	—	5,130	(5,130)	772
Additional paid-in capital	445,123	3,424	57,028	(60,452)	445,123
Accumulated other comprehensive income	6,249	(1,177)	8,719	(7,542)	6,249
Retained earnings (deficit)	247,336	310,819	(8,839)	(301,981)	247,335

Total stockholders’ equity	699,480	313,066	62,038	(375,105)	699,479

Total liabilities and stockholders’ equity	$981,413	$978,320	$157,150	$(1,028,484)	$1,088,399

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

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Three Months Ended April 2, 2011
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(6,298)	$29,253	$10,222	$—	$33,177
Cash flows from investing activities
Purchase of property, plant and equipment	—	(1,733)	(69)	—	(1,802)
Purchase of intangibles	—	(508)	—	—	(508)
Purchase of investments	—	(33,861)	(607)	—	(34,468)
Sale of investments	—	8,571	—	—	8,571
Net settlement of derivative contracts	—	(425)	—	—	(425)

Net cash used in investing activities	—	(27,956)	(676)	—	(28,632)
Cash flows from financing activities
Issuance of common stock	5,998	—	—	—	5,998
Excess tax benefit from stock-based compensation	300	—	—	—	300

Net cash provided by financing activities	6,298	—	—	—	6,298
Effect of currency exchange rates on cash	—	—	(329)	—	(329)

Net increase in cash and cash equivalents	—	1,297	9,217	—	10,514
Cash and cash equivalents at beginning of period	—	4,175	12,306	—	16,481

Cash and cash equivalents at end of period	$—	$5,472	$21,523	$—	$26,995

American Medical Systems Holdings, Inc.
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statement of Cash Flows
(In thousands)

	Three Months Ended April 3, 2010
	American
	Medical		Non-
	Systems	Guarantor	Guarantor		Consolidated
	Holdings, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(9,560)	$38,434	$(2,266)	$—	$26,608
Cash flows from investing activities
Purchase of property, plant and equipment	—	(1,283)	(31)	—	(1,314)
Sale of non-stragic assets, net	—	20,186	—	—	20,186
Purchase of intangibles	—	(693)	—	—	(693)
Purchase of investments		(25,012)	(29)	—	(25,041)
Sale of investments	—	7,000	337	—	7,337
Net settlement of derivative contracts	—	783	—	—	783

Net cash provided by investing activities	—	981	277	—	1,258
Cash flows from financing activities
Issuance of common stock	9,365	—	—	—	9,365
Excess tax benefit from stock-based compensation	195	—	—	—	195
Payments on senior secured credit facility	—	(45,719)	—	—	(45,719)

Net cash provided by (used in) financing activities	9,560	(45,719)	—	—	(36,159)
Effect of exchange rates on cash	—	—	(165)	—	(165)

Net decrease in cash and cash equivalents	—	(6,304)	(2,154)	—	(8,458)
Cash and cash equivalents at beginning of period	—	16,973	13,697	—	30,670

Cash and cash equivalents at end of period	$—	$10,669	$11,543	$—	$22,212

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes our financial assets measured at fair value on a recurring basis as of April 2, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
Description	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets
Money market funds	$54,943	$—	$—
Other short-term investments	—	1,047	—
Commercial Paper	—	27,030	—

Total Assets	$54,943	$28,077	$—

Liabilities
Derivatives	$—	$3,377	$—

Money market funds: Our money market funds are highly liquid investments that invest in securities with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy because the money market funds are valued using quoted market prices in active markets.
Other short-term investments: Other short-term investments consist of mutual fund shares and short-term bonds, which have maturities of three months or less. The carrying amount is a reasonable estimate of fair value and the short-term investments have been classified as Level 2.
Commercial paper: We hold commercial paper that has a maturity of eight months or less with a highly rated financial institution. Our commercial paper is classified as Level 2 in the fair value hierarchy because it is carried at amortized cost, which is a reasonable approximation of fair value.
Derivatives: The total fair value of various foreign exchange forward contracts as of April 2, 2011 includes liabilities of $3.4 million, reported in other accrued expenses. We measure our derivatives at fair value on a recurring basis using significant observable inputs, which is Level 2 as defined in the fair value hierarchy. Refer to Note 11, Derivative Instruments and Hedging Activities, for more information regarding our derivatives.
Cost-method investment: During the first quarter of 2011, we made an investment in preferred stock of a privately-held company. The $4.2 million investment is being accounted for using the cost-method and will be evaluated for impairment on an annual basis, or as circumstances indicate the possibility of impairment. The fair value of this cost-method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment as we have determined that it is not practicable to estimate the fair value of the investment because it relates to a development stage privately-held company and the shares are not actively traded.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value measurements of non-financial assets and liabilities are primarily used in the impairment analysis of goodwill and other intangible assets. We review goodwill and other intangible assets for impairment annually, during the fourth quarter of each fiscal year, or as circumstances indicate the possibility of impairment. During the three months ended April 2, 2011, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
Fair Value of Debt
The fair value of the 2036 Notes and the 2041 Notes (see Note 9, Debt) was estimated using quoted market prices.
The following table summarizes the principal outstanding and estimated fair values of our 2036 Notes and the 2041 Notes (in thousands):

	April 2, 2011		January 1, 2011
	Principal	Fair Value	Principal	Fair Value
2036 Notes	$61,985	$70,198	$61,985	$67,839
2041 Notes	250,000	327,500	250,000	307,635

	$311,985	$397,698	$311,985	$375,474

11. Derivative Instruments and Hedging Activities
We are exposed to certain risks relating to our ongoing business operations. We use derivatives to mitigate a portion of our exposure to volatility in foreign currency exchange rates. Foreign exchange forward contracts are used to manage the currency risk associated with forecasted sales to and receivables from certain subsidiaries, denominated in their local currencies. We hedge only exposures in the ordinary course of business.
We account for our derivative instruments at fair value provided we meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a Consolidated Statement of Operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case translation gain or loss. Derivatives held by us are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statement of Operations at such time, with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined based on quoted prices for similar contracts.
We have foreign currency exchange forward contract derivatives outstanding at April 2, 2011 which are designated as cash flow hedges of currency fluctuations for a portion of our forecasted sales to certain subsidiaries, denominated in Euros, British pounds, Canadian dollars, Australian dollars, and Swedish krona. These contracts have remaining terms between one and twelve months. The notional amount of the foreign exchange forward contracts designated as cash flow hedges was $45.4 million and $46.4 million at April 2, 2011 and January 1, 2011, respectively. We have also entered into foreign exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on certain inter-company receivables denominated in Euros, British pounds, Canadian dollars, and Australian dollars. These contracts are not designated as an accounting hedge, and the notional amount of these contracts at April 2, 2011 and January 1, 2011 was $8.3 million and $11.9 million, respectively. The associated underlying transactions are expected to occur within the next month.
The effective portion of the change in fair value of foreign currency exchange contracts is reported in accumulated other comprehensive income, a component of stockholders’ equity, and is being recognized as an adjustment to other (expense) income, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivatives. Gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings when incurred. No ineffectiveness was recognized during the three months ended April 2, 2011 or April 3, 2010. Amounts due from counterparties (unrealized hedge gains) or owed to counterparties (unrealized hedge losses) are included in accounts receivable, net or other accrued expenses, respectively. Cash receipts or payments related to our derivatives are generally classified in the Consolidated Statements of Cash Flows as cash flows from operating activities, consistent with the related items being hedged, unless the derivative is not designated as a hedge or if hedge accounting is discontinued, in which case the receipts or payments are classified as cash flows from investing activities.

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets is presented in the table below.

	Derivative Liabilities
	Balance Sheet
(in thousands)	Location	April 2, 2011	January 1, 2011
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other accrued expenses	$3,340	$1,727

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other accrued expenses	37	99

Total derivatives		$3,377	$1,826

At April 2, 2011, approximately $3.4 million of the existing loss on the foreign exchange forward contracts designated as a cash flow hedge, which is included in accumulated other comprehensive income, is expected to be reclassified into earnings within the next twelve months.
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
The Effect of Derivative Instruments on the Consolidated Statement of Operations
for the Three Months Ended April 2, 2011 and April 3, 2010
(in thousands)

			Location of Gain
	Amount of Gain (Loss)		(Loss) Reclassified	Amount of Gain (Loss) Reclassified
	Recognized in OCI on Derivatives		from Accumulated	from Accumulated OCI into Income
Derivatives in Cash Flow	(Effective Portion)		OCI into Income	(Effective Portion)
Hedging Relationships	April 2, 2011	April 3, 2010	(Effective Portion)	April 2, 2011	April 3, 2010
Interest rate swap contracts	$—	$197	Interest expense	$—	$(219)
Foreign exchange contracts	(1,784)	1,782	Other (expense) income	(660)	(142)

Total	$(1,784)	$1,979		$(660)	$(361)

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized
Derivatives not designated	Recognized in Income	in Income on Derivatives
as Hedging Instruments	on Derivatives	April 2, 2011	April 3, 2010

Foreign exchange contracts	Other (expense) income	$(363)	$282
12. Industry Segment Information and Foreign Operations
Since our inception, we have operated in the single industry segment of developing, manufacturing, selling and marketing medical devices. We distribute products through our direct sales force and independent sales representatives in the United States, Canada, Australia, Brazil and Western Europe. Additionally, we distribute products through foreign independent distributors, primarily in Europe, Asia, and South America, who then sell the products to medical institutions. No customer or distributor accounted for ten percent or more of net sales during the three month periods ended April 2, 2011 or April 3, 2010. Foreign subsidiary sales are predominantly to customers in Western Europe, Canada, Australia and Brazil and our foreign subsidiary assets are located in the same countries.

The following table presents net sales and long-lived assets (excluding deferred taxes) by geographical territory. No individual foreign country’s net sales or long-lived assets accounted for more than ten percent of consolidated net sales or consolidated long-lived assets.

	Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010
United States
Net sales	$99,675	$98,310
Long-lived assets	804,415	813,153

International
Net sales	41,111	36,616
Long-lived assets	17,815	17,150
13. Commitments and Contingent Liabilities
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
14. Subsequent Events
Pending Merger with Endo Pharmaceuticals Holdings, Inc.
On April 10, 2011, we entered into a definitive agreement with Endo Pharmaceuticals Holdings, Inc. (Endo) under which a wholly-owned indirect subsidiary of Endo will merge with and into American Medical Systems Holdings, Inc. and the outstanding common shares of American Medical Systems Holdings, Inc. will be cancelled in exchange for $30 per share. The aggregate purchase price for the merger is approximately $2.9 billion in cash, which includes the assumption and repayment of $312 million of principal on our convertible debt. The transaction is subject to approval of our stockholders and clearance by the relevant antitrust authorities, as well as other customary conditions, and is expected to close in the third quarter of 2011.
Termination of Credit Facility
On April 12, 2011, AMS and each of our majority-owned domestic subsidiaries, terminated in whole the Credit and Guaranty Agreement with CIT Healthcare LLC, as administrative agent, dated July 20, 2006. There were no outstanding borrowings under the Credit Facility at the time of termination and no early termination penalties were incurred.
2011 Senior Secured Revolving Credit Facility
On April 15, 2011, we and our wholly owned subsidiary American Medical Systems, Inc., entered into a Revolving Credit Facility with JPMorgan Chase Bank, N.A., as Administrative Agent, PNC Bank, National Association, as Syndication Agent and U.S. Bank National Association, as Documentation Agent (see Notes to Consolidated

Financial Statements — No. 9, Debt). The Revolving Credit Facility provides a $250 million five-year senior secured line of credit maturing on April 15, 2016. There are no borrowings outstanding under the Revolving Credit Facility.
Voluntary recall of the control pump component of the AMS 800® Artificial Urinary Sphincter
On May 9, 2011, we initiated a voluntary recall of the control pump component of the AMS 800® Artificial Urinary Sphincter, a men’s health incontinence product. Based upon a review of our product test procedures, we are unable to confirm that all control pumps have met our requirements. We have not received any confirmed reports of device malfunction attributable to this concern and we believe the likelihood of a serious adverse health consequence is remote.

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
Pending Merger with Endo Pharmaceuticals Holdings, Inc.
On April 10, 2011, we entered into a definitive agreement with Endo Pharmaceuticals Holdings, Inc. (Endo) under which a wholly-owned indirect subsidiary of Endo will merger with and into American Medical Systems Holdings, Inc. and the outstanding common shares of American Medical Systems Holdings, Inc. will be cancelled in exchange for $30 per share. The aggregate purchase price for the merger is approximately $2.9 billion in cash, which includes the assumption and repayment of $312 million of principal on our convertible debt. The transaction is subject to approval of our stockholders and clearance by the relevant antitrust authorities, as well as other customary conditions, and is expected to close in the third quarter of 2011.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect (1) the reported amounts of assets, liabilities, revenues, and expenses and (2) the related disclosure of contingent assets and liabilities. At each balance sheet date, we evaluate our estimates, including but not limited to, those related to accounts receivable and sales return obligations, inventories, long-lived assets, warranty, legal contingencies, valuation of share-based payments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The critical accounting policies that are most important in fully understanding and evaluating the financial condition and results of operations are discussed in our Form 10-K for the year ended January 1, 2011.
Overview
We are a world leader in developing and delivering innovative medical technology solutions to physicians treating men’s and women’s pelvic health conditions, thereby recognized as a technology leader in the markets we serve. We have built a business that delivers growth, fueled by a robust pipeline of innovative products for significant, under-penetrated markets. Our product development and acquisition strategies have focused on expanding our product offering for surgical solutions, including less-invasive solutions for surgeons and their patients to reduce operating time and trauma, economically benefit the overall healthcare system, and increase the value of our products to physicians, patients, and payers. Our primary physician customers include urologists, gynecologists, urogynecologists and colorectal surgeons.
Our net sales grew from $134.9 million in the first quarter of 2010 to $140.8 million in the first quarter of 2011. In the first quarter of 2011, men’s health contributed $67.4 million, or 48 percent of total net sales, BPH therapy contributed $28.1 million, or 20 percent of total net sales, and women’s health contributed $45.3 million, or 32 percent of total net sales.
We earned net income of $21.6 million in the first quarter of 2011, compared to $20.7 million during the comparable period of 2010, and generated cash from operating activities of $33.2 in the first quarter compared to $26.6 million in the comparable period of 2010. In February of 2010, we sold out Her Option® product line for $20.5 million resulting in a pre-tax gain of $7.7 million (see Notes to Consolidated Financial Statements — No. 8, Goodwill and Intangible Assets).
With our continued focus on geographic expansion and the need to increase our manufacturing capacity for the future, we have decided to expand outside the United States by establishing a manufacturing facility in Athlone, Ireland. This will require an upfront investment and is expected to result in operational and financial benefits in the future. Accordingly, we anticipate that we will use an incremental $7.0 million in cash and incur incremental operating costs of approximately $5.0 million in 2011. Our tax rate will increase by approximately one percentage point in 2011, as many of these incremental costs have negative near-term tax implications. There are many benefits that we expect to receive from this initiative including expanding our presence outside the United States, increasing our manufacturing capacity to assure continued supply of product as our company grows, reducing our risk by decreasing the concentration of manufacturing at one site, and reducing our tax rate in future years.
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
Results of Operations
The following table provides product category and geography details of our net sales for the three month period ended April 2, 2011 compared to the three month period ended April 3, 2010.

	Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010	$ Change	% Change

Net Sales
Product Line
Men’s health	$67,407	$64,480	$2,927	4.5%
BPH therapy	28,054	25,911	2,143	8.3%
Women’s health	45,325	42,748	2,577	6.0%

Sub-total	140,786	133,139	7,647	5.7%

Uterine health(a)	—	1,787	(1,787)	-100.0%

Total	$140,786	$134,926	$5,860	4.3%

Geography
United States	$99,675	$96,523	$3,152	3.3%
International	41,111	36,616	4,495	12.3%

Sub-total	140,786	133,139	7,647	5.7%

United States-Uterine health(a)	—	1,787	(1,787)	-100.0%

Total	$140,786	$134,926	$5,860	4.3%

	Three Months Ended

Percent of net sales	April 2, 2011	April 3, 2010

Product Line
Men’s health	47.9%	47.8%
BPH therapy	19.9%	19.2%
Women’s health	32.2%	31.7%

Sub-total	100.0%	98.7%
Uterine health(a)	0.0%	1.3%

Total	100.0%	100.0%

Geography
United States	70.8%	72.9%
International	29.2%	27.1%

Total	100.0%	100.0%

(a)	The uterine health product line, Her Option® was sold in February, 2010. Revenues for 2010 consist of end-customer revenue earned prior to the date of sale, in addition to revenue earned as part of the product supply agreement with CooperSurgical, Inc., which continued through the fourth quarter of 2010.

The following table compares revenue, expense, and other (expense) income  for the three months ended April 2, 2011 and April 3, 2010:

	Three Months Ended
(in thousands)	April 2, 2011	April 3, 2010	$ Change	% Change

Net sales	$140,786	$134,926	$5,860	4.3%
Cost of sales	22,133	21,027	1,106	5.3%

Gross profit	118,653	113,899	4,754	4.2%

Operating expenses
Selling, general and administrative	60,286	60,887	(601)	-1.0%
Research and development	14,418	13,509	909	6.7%
Global manufacturing start-up costs	197	—	197	n/a
Amortization of intangibles	2,948	3,047	(99)	-3.2%

Total operating expenses	77,849	77,443	406	0.5%

Operating income	40,804	36,456	4,348	11.9%
Royalty income	82	308	(226)	-73.4%
Interest expense	(3,101)	(3,954)	(853)	-21.6%
Amortization of financing costs	(3,163)	(3,693)	(530)	-14.4%
Gain on sale of non-strategic assets	—	7,719	(7,719)	n/a
Other (expense) income	(827)	(516)	311	60.3%

Income before taxes	33,795	36,320	(2,525)	-7.0%

Provision for income taxes	12,234	15,662	(3,428)	-21.9%

Net income	$21,561	$20,658	$903	4.4%

	Percent of Net Sales
	For the Three Months Ended

	April 2, 2011	April 3, 2010

Net sales	100.0%	100.0%
Cost of sales	15.7%	15.6%

Gross profit	84.3%	84.4%

Operating expenses
Selling, general and administrative	42.8%	45.1%
Research and development	10.2%	10.0%
Global manufacturing start-up costs	0.1%	0.0%
Amortization of intangibles	2.1%	2.3%

Total operating expenses	55.3%	57.4%

Operating income	29.0%	27.0%

Royalty income	0.1%	0.2%
Interest expense	-2.2%	-2.9%
Amortization of financing costs	-2.2%	-2.7%
Gain on sale of non-strategic assets	0.0%	5.7%
Other (expense) income	-0.6%	-0.4%

Income before taxes	24.0%	26.9%

Provision for income taxes	8.7%	11.6%

Net income	15.3%	15.3%

Comparison of the Three Months Ended April 2, 2011 to the Three Months Ended April 3, 2010
Net sales. Net sales of $140.8 million in the first quarter of 2011 represented an increase of 5.7 percent compared to $133.1 million in the first quarter of 2010, excluding the impact of Her Option®. The weakening of the U.S. dollar in first quarter of 2011, as compared to the first quarter of 2010, increased revenue by approximately $0.4 million. Growth in our business continues to be driven by the success of innovative products, particularly our GreenLight™ XPS and the MoXy™ Liquid Cooled Fiber, our newest products launched during 2010 for the treatment of BPH and the Elevate® anterior and posterior pelvic floor repair products in women’s health, as well as the continued success of such products as the AMS 800® Artificial Urinary Sphincter in men’s health.
Men’s health products. Net sales of men’s health products increased 4.5 percent to $67.4 million in the first quarter of 2011 compared to $64.5 million in the first quarter of 2010. Growth was led by our continence products, in particular the AMS 800® Artificial Urinary Sphincter which achieved strong sales growth in the first quarter of 2011 compared to the first quarter of 2010. Our erectile restoration product line yielded modest growth in the first quarter of 2011 compared to the first quarter of 2010.
Net sales for future quarters of 2011 will be reduced for the estimated impact of the voluntary recall of the control pump component of the AMS 800® Artificial Urinary Sphincter (see Notes to Consolidated Financial Statements — No. 14, Subsequent Events). We estimate this voluntary recall may disrupt U.S. sales for approximately 120 days, and likely less time in international markets, and as a result has the potential to reduce sales in the range of $16.0 million to $20.0 million for the remainder of fiscal year 2011. Given the limited alternatives available for treating men with severe incontinence, we do not anticipate significant market share loss due to this voluntary recall.
BPH therapy products. Net sales from BPH therapy products increased 8.3 percent to $28.1 million in the first quarter of 2011 compared to $25.9 million in the same period in 2010. We recorded strong sales of the GreenLight XPS™ console, which was launched during the second quarter of 2010, and MoXy™ Liquid Cooled Fiber, which was launched in the final week of the third quarter of 2010.
Women’s health products. Net sales of our women’s health products increased 6.0 percent to $45.3 million in the first quarter of 2011 compared to $42.7 million in the first quarter of 2010. Growth was led by our Elevate® anterior and posterior pelvic floor repair products. The female continence product line contributed modest sales growth over the same period in 2010, driven by the MiniArc® Single-Incision Sling.
Uterine health products. We sold the Her Option® Global Endometrial Ablation product line on February 16, 2010 (see Notes to Consolidated Financial Statements — No. 8, Goodwill and Intangible Assets), and thus the first quarter of 2010 includes approximately six weeks of end-customer net sales from that product prior to divestiture in addition to revenue of approximately $0.6 million from the product supply agreement that was part of the divestiture agreement and which continued through the fourth quarter of 2010. Accordingly, no further revenue from Uterine Health will be realized following 2010.
Net sales by geography and foreign exchange effects. Net sales in the United States increased 3.3 percent to $99.7 million in the first quarter of 2011 compared to $96.5 million in the first quarter of 2010. This growth was led by our BPH therapy and male continence products. International net sales increased 12.3 percent to $41.1 million in the first quarter of 2011 compared to $36.6 million in the first quarter of 2010, including the positive impact of 0.3 percentage points due to foreign currency exchange rate changes, with the weakening of the U.S. dollar. International sales growth was led by the AMS 800® Artificial Urinary Sphincter and Elevate® anterior and posterior pelvic floor repair products. International sales represented 29.2 percent and 27.1 percent of our total net sales in the first quarter of 2011 and the first quarter of 2010, respectively.
Gross profit. Gross profit decreased slightly as a percentage of sales from 84.4 percent in the first quarter of 2010 to 84.3 percent in the first quarter of 2011, mainly due to fluctuations in product and geographic mix compared to the first quarter of 2010. Future gross profit will continue to depend upon stable sales prices, product and geographic mix, production levels, labor costs, raw material costs and our ability to manage overhead costs.
Selling, general and administrative. Selling, general and administrative expenses as a percentage of sales decreased by 2.3 percentage points to 42.8 percent in 2011 from 45.1 percent in 2010. The decrease was primarily the result of lower selling expenses. In addition, we had higher marketing related expenses in the first quarter of 2010 for certain product launches last year, in particular, the GreenLight XPS™ console. Our objective remains to leverage selling, general and administrative costs as a percentage of sales.
Research and development. Research and development includes costs to develop and improve current and potential future products plus the costs for regulatory and clinical activities for these products. Research and development expense as a percentage of revenue was 10.2 percent in the first quarter of 2011, which is consistent with 10.0 percent in the same period of 2010. These ratios are in line with our long-term goal of spending approximately ten percent of sales on research and development.

Global manufacturing start-up costs. Global manufacturing start-up costs related to establishing our Ireland manufacturing facility were $0.2 million in the first quarter of 2011 and included legal, personnel and facility costs. This facility will help us meet our manufacturing and distribution needs as our business continues to expand globally. We expect total start-up costs related to this initiative of approximately $5.0 million in 2011.
Amortization of intangibles. Amortization of intangibles includes amortization expense on our definite-lived intangible assets, consisting of patents, licenses and developed technology. Amortization in the first quarter of 2011 reflects a decrease of $0.1 million compared to the same period of 2010 primarily due to the sale of the Her Option® product line in the first quarter of 2010, as intangible assets were disposed of in the transaction, thereby reducing on-going amortization expense.
Royalty income. Our royalty income is from licensing our intellectual property. We do not directly influence sales of the products on which these royalties are based and cannot give any assurance as to future income levels. Royalty income in the first quarter of 2011 decreased $0.2 million compared to the same period last year due to the expiration of certain royalty contracts.
Interest expense. Interest expense decreased by $0.9 million in the first quarter of 2011 from the comparable period in 2010 mainly due to the impact of debt reductions made over the past year. In 2011, interest expense includes interest incurred on our 2036 Notes, which carry a fixed interest rate of 3.25 percent, and the interest incurred on our 2041 Notes, which carry a fixed interest rate of 4.00 percent. In 2010, we also incurred interest on our Credit Facility, which generally carried a floating interest rate of LIBOR plus 2.25 percent. In December of 2010, we repaid the remaining outstanding term loan balance. Including the impact of interest rate swaps, the weighted average interest rate on the Credit Facility was 3.3 percent for the three months ended April 3, 2010 with average borrowings of $101.2 million. Average borrowings on our 2036 Notes were $62.0 million for the three months ended April 2, 2011 and April 3, 2010. Average borrowings on our 2041 Notes were $250.0 million for the three months ended April 2, 2011 and April 3, 2010.
Amortization of financing costs. Amortization of financing costs in the first quarter of 2011 and in the first quarter of 2010 was $3.2 million and $3.7 million, respectively, and was comprised of the incremental non-cash interest cost of our 2036 Notes and 2041 Notes, and amortization of the financing costs associated with debt issuance. The Credit Facility was fully repaid in the fourth quarter of 2010 and all remaining financing costs were expensed at that time, resulting in no amortization expense related to the Credit Facility in the first quarter of 2011.
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
Other expense. Other expense totaled $0.8 million in the first quarter of 2011 compared to $0.5 million in the first quarter of 2010. The primary cause of the change in other expense relates to the impact of our foreign currency hedge transactions and fluctuations in foreign currencies against the U.S. dollar on foreign denominated inter-company receivables and payables.
Provision for income taxes. Our effective income tax rate was 36.2 percent and 43.1 percent for the first quarter of 2011 and first quarter of 2010, respectively. The decrease in the effective tax rate is primarily due to the sale of the Her Option® product line in the first quarter of 2010, which had an effective tax rate of 65.7 percent on the pre-tax gain, as the majority of the goodwill allocated to the sale had no tax basis. In addition, the effective tax rate decreased in the current quarter compared to the first quarter of 2010 due to the reinstatement of the U.S. federal research and development tax credit as of December 31, 2010.
Liquidity and Capital Resources
Cash, cash equivalents, and short-term investments were $110.0 million as of April 2, 2011, compared to $77.8 million as of January 1, 2011. Short-term investments consist of highly liquid money market funds and short term commercial paper that have not experienced any negative impact on liquidity or decline in principal value.
Cash flows from operating activities. Net cash provided by operating activities was $33.2 million in the first quarter of 2011, versus $26.6 million provided during the comparable period of 2010, which is an increase of $6.6 million. The increase in net cash provided by operating activities is the result of increased profitability, which was achieved through improved leverage of operating expenses on increased sales and a decrease in interest expense due to the impact of debt prepayments we made on the Credit Facility during 2010. These increases in operating cash flows were partially offset by a decrease in cash provided by accounts receivable collections, and other changes in our operating assets and liabilities compared to the first quarter of 2010.
Cash flows from investing activities. Cash used for investing activities was $28.6 million during the first quarter of 2011, which was mainly due to the net purchase of short-term investments. Cash provided by investing activities of $1.3 million in the first quarter of 2010 was primarily due to $20.2 million of cash provided by the sale of the Her Option® product line, offset by purchases of short-term investments.
Cash flows from financing activities. Cash provided by financing activities was $6.3 million during the first quarter of 2011, compared to cash used of $36.2 million in the same period of 2010. The change is due primarily to cash used for prepayments on our Credit Facility during the first quarter of 2010 of $45.7 million. Cash received from the issuance of common stock was $6.0 million and $9.4 million during the first quarter of 2011 and 2010, respectively, which was the result of our employees exercising stock options and purchasing common stock through our employee stock purchase plan.
2036 Notes. We issued our 2036 Notes with a stated maturity of July 1, 2036 pursuant to an Indenture dated as of June 27, 2006 as supplemented by the first supplemental indenture dated September 6, 2006 (the 2036 Notes Indenture) between us, certain of our significant domestic subsidiaries, as guarantors of the 2036 Notes, and U.S. Bank National Association, as trustee for the benefit of the holders of the 2036 Notes, which specifies the terms of the 2036 Notes. The 2036 Notes bear interest at the rate of 3.25 percent per year, payable semiannually. The 2036 Notes are our direct, unsecured, senior subordinated obligations, and rank junior in right of payment to all of our future senior secured debt as provided in the 2036 Notes Indenture. The 2036 Notes have the same rank as our 2041 Notes.
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
If a holder elects to convert its 2036 Note in connection with a designated event such as a change in control or other change that occurs prior to July 1, 2013, we will pay, to the extent described in the 2036 Notes Indenture, a make whole premium by increasing the conversion rate applicable to such 2036 Notes.
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
2041 Notes. We issued our 2041 Notes with a stated maturity of September 15, 2041 pursuant to an Indenture dated as of September 21, 2009 (the 2041 Notes Indenture) between us, certain of our significant domestic subsidiaries, as guarantors of the 2041 Notes, and U.S. Bank National Association, as trustee for the benefit of the holders of the 2041 Notes, which specifies the terms of the 2041 Notes. The 2041 Notes bear interest at the rate of 4.00 percent per year, payable semiannually. The 2041 Notes are our direct, unsecured, senior subordinated obligations, and rank junior in right of payment to all of our future senior debt as provided in the 2041 Notes Indenture. The 2041 Notes have the same rank as our 2036 Notes.
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

If a holder elects to convert its 2041 Note in connection with a fundamental change such as a change in control or other change, we will pay, to the extent described in the 2041 Notes Indenture, a make whole premium by increasing the conversion rate applicable to such 2041 Notes.
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
2036 Notes and 2041 Notes — Potential Dilution. Prior to conversion, our 2036 Notes and 2041 Notes (Convertible Notes) represent potentially dilutive common share equivalents that must be considered in our calculation of diluted earnings per share (EPS). When there is a net loss, common share equivalents are excluded from the computation because they have an anti-dilutive effect. In addition, when the conversion price of our Convertible Notes is greater than the average market price of our stock during any period, the effect would be anti-dilutive and we would exclude the Convertible Notes from the EPS computation. However, when the average market price of our stock during any period is greater than the conversion price of the Convertible Notes, the impact is dilutive and the Convertible Notes will affect the number of common share equivalents used in the diluted EPS calculation. The degree to which the Convertible Notes are dilutive increases as the market price of our stock increases.
The following table illustrates the number of common share equivalents that would potentially be included in weighted average common shares for the calculation of diluted EPS, assuming various market prices of our stock:

If the average	The number of common share equivalents potentially included in the
market price	computation of diluted EPS would be (1):			Percent Dilution (2)
of our stock is:	2036 Notes	2041 Notes	Total	2036 Notes	2041 Notes	Total
$19.00	— (anti-dilutive)	— (anti-dilutive)	— (anti-dilutive)	0.0%	0.0%	0.0%
$20.00	0.1 million	0.4 million	0.5 million	0.1%	0.5%	0.6%
$21.00	0.2 million	1.0 million	1.2 million	0.3%	1.3%	1.6%
$22.00	0.4 million	1.5 million	1.9 million	0.5%	1.9%	2.4%
$23.00	0.5 million	2.0 million	2.5 million	0.6%	2.5%	3.1%
$24.00	0.6 million	2.5 million	3.1 million	0.8%	3.1%	3.9%
$25.00	0.7 million	2.9 million	3.6 million	0.9%	3.6%	4.5%
$26.00	0.8 million	3.3 million	4.1 million	1.0%	4.1%	5.1%
$27.00	0.9 million	3.6 million	4.5 million	1.2%	4.5%	5.7%
$28.00	1.0 million	4.0 million	5.0 million	1.3%	4.9%	6.2%
$29.00	1.1 million	4.3 million	5.4 million	1.4%	5.2%	6.6%
$30.00	1.1 million	4.5 million	5.6 million	1.4%	5.6%	7.0%

(1)	Common share equivalents are calculated using the treasury stock method. The formula to calculate the potentially dilutive shares related to our Convertible Notes is as follows:

(	Principal Amount	x	Market price	-	Principal	)	=	Potentially dilutive shares

	$19.406 conversion price		of stock		Amount			included in EPS

Market price of stock

(2)	The percent dilution is based on 77,185,102 outstanding shares as of April 2, 2011.
For the three months ended April 2, 2011, our Convertible Notes had a dilutive effect on our earnings per share calculation and 806,223 shares were included in the calculation of diluted earnings per share. For the three months ended April 3, 2010, our Convertible Notes were excluded from the diluted net income per share calculation because the conversion price was greater than the average market price of our stock.
Senior Secured Credit Facility. On July 20, 2006, in conjunction with the Laserscope acquisition, our wholly-owned subsidiary, American Medical Systems, Inc. (AMS), entered into a credit and guarantee agreement (the Credit Facility) with CIT Healthcare LLC, as agent, and certain lenders from time to time party thereto The six-year senior secured Credit Facility consisted of (i) term loan debt and (ii) a revolving credit facility of up to $65.0 million for working capital needs, including capital expenditures and permitted acquisitions. In 2010, we repaid the remaining outstanding term loan balance of $125.3 million with cash provided by operations and the credit facility was terminated effective April 12, 2011. There were no outstanding borrowings under the Credit Facility at the time of termination and no early termination penalties were incurred.

As of April 2, 2011, we were in compliance with all financial covenants as defined in our Credit Facility which are summarized as follows:

Financial Covenant	Required Covenant	Actual Result

Total Leverage Ratio (1)	3.00:1.00 (maximum)	1.64
Interest Coverage Ratio (2)	4.00:1.00 (minimum)	14.44
Fixed Charge Coverage Ratio (3)	1.50:1.00 (minimum)	2.62
Maximum Capital Expenditures (4)	$22.5 million	$1.8 million

(1)	Total outstanding debt to Consolidated Adjusted EBITDA for the trailing four quarters.

(2)	Ratio of Consolidated Adjusted EBITDA for the trailing four quarters to cash interest expense for such period.

(3)	Ratio of Consolidated Adjusted EBITDA for the trailing four quarters to fixed charges (cash interest expense, scheduled principal payments on debt, capital expenditures, income taxes paid, earn-out and milestone payments) for such period.

(4)	Limit of capital expenditures for the full year.
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
2011 Senior Secured Revolving Credit Facility: On April 15, 2011, we and AMS, our wholly owned subsidiary, entered into a credit facility (Revolving Credit Facility) with the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent (Administrative Agent), PNC Bank, National Association, as Syndication Agent and U.S. Bank National Association, as Documentation Agent. The Revolving Credit Facility provides a $250 million five-year senior secured line of credit maturing on April 15, 2016 (Maturity Date). Principal amounts outstanding under the Revolving Credit Facility are due and payable on the Maturity Date or may voluntarily be prepaid without premium or penalty. Accrued interest is payable no later than quarterly. There are no borrowings outstanding under the Revolving Credit Facility.
The Revolving Credit Facility contains standard affirmative and negative covenants and other limitations regarding the Company, AMS, and in some cases, the subsidiaries of AMS. The covenants limit: (a) the making of investments, the payment of dividends and other payments with respect to capital, the disposition of material assets other than in the ordinary course of business, and mergers and acquisitions under certain conditions, (b) transactions with affiliates unless such transactions are completed in the ordinary course of business and upon fair and reasonable terms, (c) the incurrence of liens and indebtedness, and (d) substantial changes in the nature of the companies’ business. The Revolving Credit Facility also contains customary events of default, including, payment and covenant defaults and material inaccuracy of representation defaults. The Revolving Credit Facility further permits the taking of customary remedial action upon the occurrence and continuation of an event of default, including the acceleration of obligations then outstanding under the Revolving Credit Facility.
The Revolving Credit Facility contains customary financial covenants for secured credit facilities, consisting of maximum total debt leverage ratios and fixed charge coverage ratios.
The obligations under the Revolving Credit Facility may be accelerated at the discretion of the Administrative Agent and/or the lenders upon the occurrence of various customary Events of Default as set forth by the Revolving Credit Facility, including but not limited to, (i) failure to pay amounts when due under the Revolving Credit Facility, (ii) failure to observe or perform covenants, conditions or agreements under the Revolving Credit Facility, (iii) failure to make payments on other material indebtedness, and (iv) upon a change in control. The “change in control” Event of Default will be triggered if our pending merger with Endo Pharmaceuticals Holdings Inc. is consummated.

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
The following are some of the uncertainties and factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements: successful completion of the proposed acquisition of American Medical Systems Holdings, Inc. by Endo Pharmaceuticals Holdings, Inc., developing our presence in new markets and developing new products or technologies; successfully competing against competitors; physician acceptance, endorsement, and use of our products; clinical and regulatory matters; product liability claims; potential product recalls; changes in and adoption of reimbursement rates; healthcare reform legislation in the U.S.; patient acceptance of our products and therapies; or technological obsolescence; the impact of worldwide economic conditions on our operations; reliance on single or sole-sourced suppliers; loss or impairment of a principal manufacturing facility; factors impacting the stock market and share price and its impact on the dilution of convertible securities; adequate protection of our intellectual property rights; and currency and other economic risks inherent in selling our products internationally.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended January 1, 2011 under the heading “Part I — Item 1A. Risk Factors” and “Part II — Item 1A. Risk Factors” contained in this quarterly report on Form 10-Q and in our subsequent quarterly reports on Form 10-Q.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We use derivatives to mitigate our exposure to volatility in foreign currency exchange rates. We hedge only exposures in the ordinary course of business.
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
During the three month period ended April 2, 2011, revenues from sales to customers outside the United States were 29.2 percent of total consolidated revenues. International accounts receivable, inventory, cash and short-term investments, and accounts payable were 44.5 percent, 6.4 percent, 20.4 percent, and 24.8 percent of total consolidated accounts for each of these items as of April 2, 2011. The reported results of our foreign operations will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. During the three months ended April 2, 2011, we entered into various foreign exchange forward contracts to manage a portion of our exposure to foreign exchange rate fluctuations on our forecasted sales to and receivables from certain subsidiaries, denominated in Euros, British pounds, Canadian dollars, Australian dollars and Swedish krona,. The result of a uniform 10 percent strengthening in the value of the U.S. dollar relative to each of the currencies in which our revenues and expenses are denominated would have resulted in a decrease in net income after the impact of hedges of approximately $1.3 million during the first quarter of 2011.
At April 2, 2011, our net investment in foreign subsidiaries translated into dollars using the period end exchange rate was $185.6 million and the potential loss in fair value resulting from a hypothetical 10 percent strengthening in the value of the U.S. dollar currency exchange rate amounts to $18.5 million.
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
We place cash, cash equivalents, short-term investments and derivative instruments with high quality financial institutions, which we monitor regularly and take action where possible to mitigate risk. We do not hold investments in auction rate securities, mortgage backed securities, collateralized debt obligations, individual corporate bonds or special investment vehicles. Insurance programs are with carriers that remain highly rated and we have no significant pending claims. We do not expect our current or future credit risk exposures to have a significant impact on our operations. However, there can be no assurance that our business will not experience any adverse impact from credit risk in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 2, 2011.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during our first quarter ended April 2, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part I — Item 1A. of our Annual Report on Form 10-K for the year ended January 1, 2011, except for the following risk factor related to our pending merger with Endo Pharmaceuticals Holdings, Inc.
Our pending merger with Endo Pharmaceuticals Holdings, Inc. may not be completed and may result in significant disruptions to our business.
     On April 10, 2011, we entered into a definitive agreement with Endo Pharmaceuticals Holdings, Inc. (Endo) under which a wholly-owned indirect subsidiary of Endo will merge with and into American Medical Systems Holdings, Inc. and the outstanding common shares of American Medical Systems Holdings, Inc. will be cancelled in exchange for $30 per share. The aggregate purchase price for the merger is approximately $2.9 billion in cash, which includes the assumption and repayment of $312 million of principal on our convertible debt. The transaction is subject to approval of our stockholders and clearance by the relevant antitrust authorities, as well as other conditions described in the merger agreement. These conditions might not be satisfied and the proposed merger might not be completed. In the event that the proposed merger is not completed:
•	Our relationships with our employees, customers and business partners may be adversely effected or disrupted as a result of uncertainties with regard to our business and prospects;
•	We may be required to pay a termination fee of up to $90 million to Endo in specific circumstances if the merger agreement is terminated;
•	We will still be required to pay significant transaction costs related to proposed merger, such as legal, accounting, and other fees; and
•	The market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the proposed merger will be completed.
     Any of these events could adversely affect our business, cash flows, and operating results.
     In addition, regardless of whether the merger is completed or not, our current and prospective employees may experience uncertainty about their future role with Endo until Endo’s strategies with regard to us are announced or executed. This may adversely affect our ability to attract and retain key management and employees. During the pendency of the merger, our management’s attention from our day-to-day business may be diverted as they focus on completing the merger.

ITEM 6. EXHIBITS

Item
No.	Item	Method of Filing
2.1	Agreement and Plan of Merger, among Endo Pharmaceuticals Holdings Inc., NIKA Merger Sub, Inc. and American Medical Systems Holdings, Inc., dated as of April 10, 2011.	Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on April 10, 2011 (File No. 000-30733).

10.1	2011 Executive Variable Incentive Awards Plan.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 16, 2011 (File No. 000-30733).

10.2	American Medical Systems Holdings, Inc. Retention Bonus Plan, dated as of April 10, 2011.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 10, 2011 (File No. 000-30733).

10.3	Credit Agreement, dated as of April 15, 2011, among American Medical Systems, Inc., as borrower, American Medical Systems Holdings, Inc., as guarantor, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, PNC Bank, National Association, as Syndication Agent, and U.S. Bank National Association, as Documentation Agent.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 18, 2011(File No. 000-30733).

10.4	Guaranty, dated as of April 15, 2011, by and among certain Subsidiaries of American Medical Systems, Inc. (the “Borrower”), listed therein, those additional Subsidiaries of Borrower which become parties to this Guaranty by executing a supplement thereto, in favor of JPMorgan Chase Bank, N.A. as Administrative Agent for the benefit of the Secured Parties (as defined in the Credit Agreement set forth at Exhibit 10.3, above).	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed April 18, 2011 (File No. 000-30733).

10.5	Pledge and Security Agreement, dated as of April 15, 2011, by and among American Medical Systems Holdings, Inc., American Medical Systems, Inc. (the “Borrower”) and certain Subsidiaries of the Borrower listed therein and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for itself and for the Secured Parties (as defined in the Credit Agreement set forth at Exhibit 10.3, above).	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed April 18, 2011 (File No. 000-30733).

10.6	Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Financing Statement, dated as of April 15, 2011, executed by American Medical Systems, Inc. to and for the benefit of JPMorgan Chase Bank, N.A., in its capacity as administrative Agent for itself and for the Secured Parties (as defined in the Credit Agreement set forth at Exhibit 10.3, above).	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed April 18, 2011 (File No. 000-30733).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

Item
No.	Item	Method of Filing

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

101.1	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended April 2, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.*	Filed Electronically.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and should not be deemed “filed” under the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC
May 12, 2011	/s/ Anthony P. Bihl, III
Date	Anthony P. Bihl, III
President and Chief Executive Officer

May 12, 2011	/s/ Mark A. Heggestad
Date	Mark A. Heggestad
Executive Vice President and Chief Financial Officer

AMERICAN MEDICAL SYSTEMS HOLDINGS, INC.
EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Fiscal Quarter Ended April 2, 2011

Item
No.	Item	Method of Filing
2.1	Agreement and Plan of Merger, among Endo Pharmaceuticals Holdings Inc., NIKA Merger Sub, Inc. and American Medical Systems Holdings, Inc., dated as of April 10, 2011.	Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on April 10, 2011 (File No. 000-30733).

10.1	2011 Executive Variable Incentive Awards Plan.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 16, 2011 (File No. 000-30733).

10.2	American Medical Systems Holdings, Inc. Retention Bonus Plan, dated as of April 10, 2011.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 10, 2011 (File No. 000-30733).

10.3	Credit Agreement, dated as of April 15, 2011, among American Medical Systems, Inc., as borrower, American Medical Systems Holdings, Inc., as guarantor, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, PNC Bank, National Association, as Syndication Agent, and U.S. Bank National Association, as Documentation Agent.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 18, 2011(File No. 000-30733).

10.4	Guaranty, dated as of April 15, 2011, by and among certain Subsidiaries of American Medical Systems, Inc. (the “Borrower”), listed therein, those additional Subsidiaries of Borrower which become parties to this Guaranty by executing a supplement thereto, in favor of JPMorgan Chase Bank, N.A. as Administrative Agent for the benefit of the Secured Parties (as defined in the Credit Agreement set forth at Exhibit 10.3, above).	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed April 18, 2011 (File No. 000-30733).

10.5	Pledge and Security Agreement, dated as of April 15, 2011, by and among American Medical Systems Holdings, Inc., American Medical Systems, Inc. (the “Borrower”) and certain Subsidiaries of the Borrower listed therein and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for itself and for the Secured Parties (as defined in the Credit Agreement set forth at Exhibit 10.3, above).	Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed April 18, 2011 (File No. 000-30733).

10.6	Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Financing Statement, dated as of April 15, 2011, executed by American Medical Systems, Inc. to and for the benefit of JPMorgan Chase Bank, N.A., in its capacity as administrative Agent for itself and for the Secured Parties (as defined in the Credit Agreement set forth at Exhibit 10.3, above).	Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed April 18, 2011 (File No. 000-30733).

Item
No.	Item	Method of Filing
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this Quarterly Report on Form 10-Q.

101.1	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended April 2, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.*	Filed Electronically.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and should not be deemed “filed” under the Securities Exchange Act of 1934.